Form 10-Q
period 1994-03-31
ACKERLEY COMMUNICATIONS INC
filed 1994-05-12
CIK 319120

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                  ____________

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      Under
                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  _____________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended March 31, 1994
                      --------------
               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ____________

Commission file number 1-10321

                          ACKERLEY COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                  91-1043807
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                                800 Fifth Avenue,
                                   Suite 3770
                               Seattle, WA  98104
                                 (206) 624-2888
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes  X    No
                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at May 1, 1994
- - - ------------------------------                    --------------------------
Common Stock, $.01 par value                           9,560,183 shares
Class B Common Stock, $.01 par value                   5,904,111 shares

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

                                                                      Page
                                                                      ----
ITEM 1.      FINANCIAL STATEMENTS (Unaudited)


             CONSOLIDATED BALANCE SHEETS
             MARCH 31, 1994 and DECEMBER 31, 1993. . . . . . . . . . .   1


             CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH  31, 1994 AND
             MARCH  31, 1993 . . . . . . . . . . . . . . . . . . . . .   2


             CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1994
             AND MARCH 31, 1993. . . . . . . . . . . . . . . . . . . .   3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . .   4


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . .   5


PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . .   10


             SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .   10

                          ACKERLEY COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             March 31,    December 31,
                                                                               1994           1993
                                                                           ------------   ------------
                                                   ASSETS                         (In thousands)
Current assets:
 Cash and cash equivalents                                                   $   11,034     $    6,732
 Accounts receivable, net of allowance for
  doubtful accounts of $858,000 in 1994
  and $941,000 in 1993                                                           32,319         37,237
 Current portion of broadcast rights                                              3,431          4,605
 Other current assets                                                             5,681          7,625
                                                                              ---------      ---------
     Total current assets                                                        52,465         56,199

Property and equipment, net                                                      59,851         61,616
Intangibles, net                                                                 21,770         31,769
Other assets                                                                     10,049         10,907
                                                                              ---------      ---------
     Total assets                                                            $  144,135     $  160,491
                                                                              ---------      ---------
                                                                              ---------      ---------



                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                           $    4,614     $    7,463
  Accrued interest                                                                6,792          3,979
  Other accrued liabilities                                                      11,056          8,721
  Deferred revenue                                                                6,803         11,504
  Current portion of long-term debt                                              16,037         16,562
                                                                              ---------      ---------
     Total current liabilities                                                   45,302         48,229

Long-term debt - noncurrent portion                                             200,058        215,114
                                                                              ---------      ---------
     Total liabilities                                                          245,360        263,343

Stockholders' deficiency:
 Common stock, $.01 par value; 18,000,000 shares authorized,
  10,935,129 shares issued at March 31, 1994  (10,901,379 at
  December 31, 1993) and  9,560,183 shares outstanding at
  March 31, 1994  (9,526,433 at December 31, 1993).                                 109            109
 Class B common stock, $.01 par value; 6,972,230 shares
  authorized, 5,904,111 shares issued and outstanding at
  March 31, 1994  and December 31, 1993.                                             59             59
 Capital in excess of par value                                                   3,007          2,945
 Deficit                                                                        (94,311)       (95,876)
 Less common stock in treasury, at cost                                         (10,089)       (10,089)
                                                                              ---------      ---------

     Total stockholders' deficiency                                            (101,225)      (102,852)
                                                                              ---------      ---------

     Total liabilities and stockholders' deficiency                          $  144,135     $  160,491
                                                                              ---------      ---------
                                                                              ---------      ---------


                          ACKERLEY COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          -----Three Months Ended-----
                                                                            March 31,      March 31,
                                                                              1994           1993
                                                                          -------------  -------------
                                                                              (In thousands except
                                                                               per share amounts)
Revenue                                                                      $   53,513     $   48,206

Less agency commissions
 and discounts                                                                   (5,418)        (4,832)

                                                                              ---------      ---------

Net revenue                                                                      48,095         43,374

Expenses and other income:
 Operating expenses                                                             (40,392)       (37,711)
 Gain on disposition of assets                                                    2,522            --
 Amortization                                                                      (859)          (952)
 Depreciation                                                                    (1,676)        (1,708)
 Interest expense                                                                (6,145)        (5,202)
 Other income, net                                                                   53             33
                                                                              ---------      ---------

  Total expenses and
     other income                                                               (46,497)       (45,540)
                                                                              ---------      ---------


Income(loss) before income tax                                                    1,598         (2,166)


 Income tax expense                                                                 (33)           --
                                                                              ---------      ---------


Net income(loss)                                                             $    1,565     $   (2,166)
                                                                              ---------      ---------
                                                                              ---------      ---------


 Net income(loss)
  per common share                                                           $     0.10     $    (0.14)
                                                                              ---------      ---------
                                                                              ---------      ---------


Weighted average number
 of common shares                                                                15,717         15,455



                          ACKERLEY COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          -----Three Months Ended-----
                                                                            March 31,      March 31,
                                                                              1994           1993
                                                                          -------------  -------------
                                                                                 (In thousands)
Cash flows from operating activities:
 Cash received from customers                                                $   48,060     $   35,564
 Cash paid to suppliers and employees                                           (38,270)       (28,279)
 Interest paid                                                                   (2,837)        (5,110)
                                                                              ---------      ---------
     Net cash provided by operating activities                                    6,953          2,175

Cash flows from investing activities:
 Proceeds from sale of property                                                  13,093             97
 Capital expenditures                                                            (1,083)          (291)
 Other, net                                                                        (285)          (151)
                                                                              ---------      ---------
     Net cash provided by investing activities                                   11,725           (345)

Cash flows from financing activities:
 Borrowings under new credit agreement                                            2,000             --
 Payments under credit agreements                                               (16,125)        (3,250)
 Other, net                                                                        (251)           118
                                                                              ---------      ---------
     Net cash used by financing activities                                      (14,376)        (3,132)
                                                                              ---------      ---------

Net increase(decrease) in cash and cash equivalents                               4,302         (1,302)

Cash and cash equivalents at beginning of year                                    6,732          7,008
                                                                              ---------      ---------

Cash and cash equivalents at end of period                                   $   11,034     $    5,706
                                                                              ---------      ---------
                                                                              ---------      ---------


Reconciliation of net income(loss) to net cash provided by operating activities:

     Net income(loss)                                                        $    1,565     $   (2,166)
     Adjustments to reconcile net income(loss) to net
      cash provided by operating activities:
       Gain on disposition of assets                                             (2,522)            --
       Depreciation and amortization                                              2,535          2,660
       Gain on the sale of property, plant and equipment                            (66)            --

       Change in assets and liabilities:
         Decrease in accounts receivable                                          4,704          1,810
         Decrease in other current assets                                         1,944          2,809
         Increase (decrease) in accounts payable
          and accruals                                                             (514)         4,057
         Increase (decrease) in accrued interest                                  2,813            (97)
         Decrease in deferred revenue                                            (4,701)        (6,724)
         Other, net                                                               1,195           (174)
                                                                              ---------      ---------
Net cash provided by operating activities                                    $    6,953     $    2,175
                                                                              ---------      ---------
                                                                              ---------      ---------

Supplemental disclosure of noncash transactions:
 Broadcast rights acquired and broadcast
  obligations assumed                                                        $      275     $      744
                                                                              ---------      ---------
                                                                              ---------      ---------


                          ACKERLEY COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  BASIS OF PREPARATION

The interim financial statements are unaudited but, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of anticipated results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2.  INVESTMENTS:  DEBT AND EQUITY SECURITIES

Beginning with the current fiscal year, the Company has implemented FASB 115 which has not and is not expected to have a material impact on the financial statements.


NOTE 3.  SALE OF WAXY(FM)

On March 9, 1994, the Company sold radio station WAXY(FM) in Fort Lauderdale, Florida to Clear Channel Radio, Inc. for approximately $14.0 million in cash, of which $13.0 million was for the assets of the radio station and $1.0 million was for a prepaid outdoor advertising contract. At the sale date, the net book value of WAXY(FM) was approximately $10.5 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company reported record first quarter net income of $1.6 million. This first quarter net income included a one-time gain on the disposition of assets related to the sale of WAXY(FM) in March 1994. In the first three months of 1994, the Company's net revenues increased over the same period last year by $4.7 million or 10.9%. The Company's Operating Cash Flow for the quarter increased $2.1 million or 36.2% from the same period last year, while the net income for the quarter reflected a $3.8 million improvement over the net loss for last year's first quarter.

On January 5, 1994, the Company completed the exchange of 10.75% Series A Senior Secured Notes for 10.75% Senior Secured Notes due 2003 (the "Senior Notes") pursuant to an effective registration statement filed with the SEC as required by the terms of a Registration Agreement with holders of the Series A Senior Secured Notes. The financial terms of the Senior Notes are essentially identical to those of the Series A Senior Secured Notes. The Company received no proceeds from such exchange.

As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income (loss), management believes that Operating Cash Flow (defined as net revenue less operating expenses plus other income before amortization, depreciation, interest expense and disposition of assets) is an appropriate measure of the Company's financial performance. This measure excludes expenses consisting of depreciation, amortization, interest and disposition of assets because these are not considered by the Company to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow, however, is not to be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

RESULTS OF OPERATIONS


The following two tables set forth certain historical financial and operating data of the Company for the three months ended March 31, 1994 and March 31, 1993 including separate net revenue, operating expenses and other income, and Operating Cash Flow information by segment:



                             STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                              1994                     1993
                                       ------------------       -----------------
                                                  AS %                     AS %
                                                  OF NET                   OF NET
                                        AMOUNT    REVENUE        AMOUNT    REVENUE
                                       --------   -------       --------   -------
Net revenue. . . . . . . . . . . . .   $ 48,095     100.0%      $ 43,374     100.0%
Operating expenses and other
 income:
  Operating expenses . . . . . . . .     40,392      84.0         37,711      86.9
  Other (income) expense, net. . . .        (53)     (0.1)           (33)     (0.1)
    Total operating expenses and            ---      ----            ---      ----
     other income. . . . . . . . . .     40,339      83.9         37,678      86.8
                                         ------      ----         ------      ----
Operating Cash Flow. . . . . . . . .      7,756      16.1          5,696      13.2

Other expenses:
 Depreciation and
  amortization . . . . . . . . . . .      2,535       5.3          2,660       6.1
 Interest expense. . . . . . . . . .      6,145      12.8          5,202      12.0
                                          -----      ----          -----      ----
    Total other expenses . . . . . .      8,680      18.1          7,862      18.1
Loss before disposition of assets         -----      ----          -----      ----
 and income taxes. . . . . . . . . .       (924)     (2.0)        (2,166)     (4.9)
Gain on disposition of assets. . . .     (2,522)     (5.2)            --        --
Income tax expense . . . . . . . . .         33       0.1             --        --
                                             --       ---          -----      ----
Net income (loss). . . . . . . . . .   $  1,565       3.1        $(2,166)     (4.9)
                                       --------       ---        -------      ----
                                       --------       ---        -------      ----


                    OPERATING INFORMATION BY BUSINESS SEGMENT
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                1994           1993
                                                              --------       --------
NET REVENUE:
 Out-of-home media . . . . . . . . . . . . . . . . . .        $ 17,970       $ 15,975
 Broadcasting. . . . . . . . . . . . . . . . . . . . .          21,036         18,951
 Other . . . . . . . . . . . . . . . . . . . . . . . .           9,089          8,448
                                                                 -----          -----
     Total net revenue . . . . . . . . . . . . . . . .        $ 48,095       $ 43,374
                                                              --------       --------
                                                              --------       --------

OPERATING EXPENSES AND OTHER INCOME:
 Out-of-home media . . . . . . . . . . . . . . . . . .        $ 14,068       $ 13,448
 Broadcasting. . . . . . . . . . . . . . . . . . . . .          10,929         10,035
 Other . . . . . . . . . . . . . . . . . . . . . . . .          15,342         14,195
                                                                ------         ------
     Total operating expenses and other income . . . .        $ 40,339       $ 37,678
                                                              --------       --------
                                                              --------       --------

OPERATING CASH FLOW:
 Out-of-home media . . . . . . . . . . . . . . . . . .        $  3,902       $  2,527
 Broadcasting. . . . . . . . . . . . . . . . . . . . .          10,107          8,916
 Other . . . . . . . . . . . . . . . . . . . . . . . .          (6,253)        (5,747)
                                                                ------         ------
     Total Operating Cash Flow . . . . . . . . . . . .        $  7,756       $  5,696
                                                              --------       --------
                                                              --------       --------

CHANGE IN NET REVENUE FROM PRIOR PERIODS:
 Out-of-home media . . . . . . . . . . . . . . . . . .            12.5%          (3.5)%
 Broadcasting. . . . . . . . . . . . . . . . . . . . .            11.0            0.8
 Other . . . . . . . . . . . . . . . . . . . . . . . .             7.6           21.0
     Change in total net revenue . . . . . . . . . . .            10.9            2.4

OPERATING DATA AS A PERCENTAGE OF NET REVENUE:
 Operating expenses and other income:
  Out-of-home media. . . . . . . . . . . . . . . . . .            78.3%          84.2%
  Broadcasting . . . . . . . . . . . . . . . . . . . .            52.0           53.0
  Other. . . . . . . . . . . . . . . . . . . . . . . .           168.8          168.0
     Total operating expenses and other income . . . .            83.9           86.9

  Operating Cash Flow:
   Out-of-home media . . . . . . . . . . . . . . . . .            21.7%          15.8%
   Broadcasting. . . . . . . . . . . . . . . . . . . .            48.0           47.0
   Other . . . . . . . . . . . . . . . . . . . . . . .           (68.8)         (68.0)
     Total Operating Cash Flow . . . . . . . . . . . .            16.1           13.1


THREE MONTHS ENDED MARCH 31, 1994 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1993

NET REVENUE.   Net revenue for the quarter ended March 31, 1994, increased $4.7 million or 10.9% to $48.1 million from $43.4 million in 1993. The Company's out-of-home media segment's net revenue increased $2.0 million or 12.5% mainly due to increased national advertising sales and a return to a normal sales volume in the South Florida market which had depressed sales in 1993 due to the effects of Hurricane Andrew. The Company's broadcasting segment showed an increase of $2.1 million or 11% mainly due to increased rates and sales volume. Net revenue in the Company's other businesses segment increased $0.6 million mainly due to increased ticket sales from Sonics home games.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $2.6 million or 7.1% to $40.3 million in 1994 compared to $37.7 million in 1993. In the Company's out-of-home media segment, operating expenses and other income increased slightly by $0.6 million or 4.6% to $14.1 million due to the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $0.9 million or 8.9% to $10.9 million mostly due to higher programming and promotion expenses. Operating expenses and other income from the Company's other segment increased $1.1 million to $15.3 million or 8.1% mainly from basketball operating expenses related to players' salaries and transportation costs.

OPERATING CASH FLOW. Because the increase in net revenue was greater than the increase in operating expense and other income, the Company's Operating Cash Flow increased $2.1 million or 36.2% for the three months ended March 31, 1994 from the same period in 1993. The $1.4 million increase in the out-of-home segment's and the $1.2 million increase in the broadcasting segment's Operating Cash Flow more than offset the $.5 million decrease in the Company's other segment's Operating Cash Flow for the quarter. Operating Cash Flow as a percentage of net revenue increased to 16.1% for the three months ended March 31, 1994 from 13.1% for the comparable period in 1993.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased $0.1 million or 4.7% to $2.5 million in 1994 as compared to $2.6 million in 1993. This decrease is mainly the result of the exclusion of depreciation and amortization expenses for radio station WAXY which was sold in early March.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1994 increased $0.9 million or 18.1% to $6.1 million from $5.2 million in 1993 due to an increase in the average interest rate applied to outstanding debt as well as an increase in the expense of deferred charges relating to the Company's refinancing of its senior debt in October 1993.

GAIN ON DISPOSITION OF ASSETS. In the first quarter of 1994, the Company realized a $2.5 million gain on the disposition of assets from the sale of WAXY.

INCOME TAX EXPENSE. For the first quarter 1994, the Company had $33,000 in income tax expense under the alternative minimum tax compared to no income tax expense for the first quarter 1993. Management anticipates that the Company will continue to incur income tax expenses under the alternative minimum tax until operating loss carryforwards are substantially reduced.

NET INCOME(LOSS). The net income of $1.6 million for the three months ended March 31, 1994 was a $3.8 million improvement over the net loss of $2.2 million in 1993. This improvement was mainly due to a gain from the disposition of assets from the sale of WAXY combined with an increase in Operating Cash Flow which offset an increase in interest expense for the quarter.


LIQUIDITY AND CAPITAL RESOURCES

Under the Credit Agreement, the Company presently has approximately $8.0 million available for borrowing under the revolving credit facility and has borrowed all amounts available under the term loans. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Borrowings under the Credit Agreement bear annual interest at either the prime rate plus 1.75% or LIBOR plus 3.0%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of March 31, 1994, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries. The Company's working capital decreased to $7.1 million at March 31, 1994 from $8.0 million at December 31, 1993.

Substantially all of the $14.0 million received from the sale of WAXY was used to reduce long-term debt for the first quarter. The remaining reduction of long-term debt and $1.1 million of capital additions were funded with Operating Cash Flow.

For the periods presented, the Company financed its working capital needs from cash provided by operating activities. Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first three months of 1994 increased to $7.0 million from $2.2 million in 1993 due to a $2.3 million decline in interest payments attributable to the timing of interest payments related to the Senior Notes and to a net $2.5 million increase from ongoing business operations.

At March 31, 1994, the Company's capital resources consisted of $11.0 million in cash and cash equivalents and approximately $12.0 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $1.1 million in the first three months of 1994 were financed with cash provided by operating activities. These capital expenditures were primarily for advertising signs, displays, vehicles and equipment as well as additional broadcast equipment and facilities.

PART II - OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  NONE

     (b) No reports on Form 8-K were filed during the three months ended March 31, 1994.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ACKERLEY COMMUNICATIONS, INC.



DATED: __________________  BY _____________________________________
                              Denis M. Curley
                              Sr. Vice President and
                              Chief Financial Officer,
                              Treasurer and Asst. Secretary
                              (Principal Financial Officer)