Form 10-Q
period 1994-06-30
ACKERLEY COMMUNICATIONS INC
filed 1994-08-08
CIK 319120

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

For the quarter ended June 30, 1994
                      -------------
               OR

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

                              Yes  X    No
                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at August 1, 1994
- ---------------------------             -----------------------------
Common Stock, $.01 par value                 9,562,433 shares
Class B Common Stock, $.01 par value         5,901,861 shares

                                TABLE OF CONTENTS



                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          CONSOLIDATED BALANCE SHEETS
          JUNE 30, 1994 AND DECEMBER 31, 1993................................ 1


          CONSOLIDATED STATEMENTS OF OPERATIONS THREE
          AND SIX MONTHS ENDED JUNE 30, 1994 AND
          JUNE 30, 1993...................................................... 2


          CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX MONTHS ENDED JUNE 30, 1994
          AND JUNE 30, 1993.................................................. 3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................... 4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................... 5


PART II - OTHER INFORMATION


ITEM 4    SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS..................11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................12


          SIGNATURES.........................................................12

                             ACKERLEY COMMUNICATIONS, INC.
                              CONSOLIDATED BALANCE SHEETS
                          June 30, 1994 and December 31, 1993


                                                                                             June 30,            December 31,
                                                                                               1994                 1993
                                                                                        -----------------    ------------------
                                         ASSETS                                                    (In thousands)
Current assets:
  Cash and cash equivalents                                                                 $      5,416          $      6,732
  Accounts receivable, net of allowance for
    doubtful accounts of $942,000 in 1994
    and $941,000 in 1993                                                                          40,235                37,237
  Current portion of broadcast rights                                                              2,203                 4,605
  Other current assets                                                                             4,790                 7,625
                                                                                             ------------          ------------
    Total current assets                                                                          52,644                56,199

Property and equipment, net                                                                       60,434                61,616
Intangibles, net                                                                                  20,899                31,769
Other assets                                                                                       9,731                10,907
                                                                                             ------------          ------------
    Total assets                                                                            $    143,708          $    160,491
                                                                                             ------------          ------------
                                                                                             ------------          ------------


                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                                          $      6,821          $      7,463
  Accrued interest                                                                                 4,016                 3,979
  Other accrued liabilities                                                                        8,899                 8,721
  Deferred revenue                                                                                 6,624                11,504
  Current portion of long-term debt                                                               13,976                16,562
                                                                                             ------------          ------------
    Total current liabilities                                                                     40,336                48,229

Long-term debt - noncurrent portion                                                              202,305               215,114
                                                                                             ------------          ------------
    Total liabilities                                                                            242,641               263,343

Stockholders' deficiency:
  Common stock, $.01 par value; 50,000,000 shares authorized,
    10,935,129 shares issued at June 30, 1994   (10,901,379 at
    December 31, 1993) and  9,562,113 shares outstanding at
    June 30, 1994  (9,526,433 at December 31, 1993).                                                 109                   109
  Class B common stock, $.01 par value; 6,972,230 shares
    authorized, 5,902,181 shares issued and outstanding at
    June 30, 1994  (5,904,111 at December 31, 1993).                                                  59                    59
  Capital in excess of par value                                                                   3,007                 2,945
  Deficit                                                                                        (92,019)              (95,876)
  Less common stock in treasury, at cost                                                         (10,089)              (10,089)
                                                                                             ------------          ------------

    Total stockholders' deficiency                                                               (98,933)             (102,852)
                                                                                             ------------          ------------

    Total liabilities and stockholders' deficiency                                          $    143,708          $    160,491
                                                                                             ------------          ------------
                                                                                             ------------          ------------


                                  ACKERLEY COMMUNICATIONS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the periods ended June 30, 1994 and 1993


                              ------------Three Months Ended------------             -------------Six Months Ended-------------
                                    June 30,               June 30,                         June 30,              June 30,
                                      1994                  1993                             1994                  1993
                              --------------------  --------------------             --------------------  --------------------
                                       (In thousands except                                     (In thousands except
                                       per share amounts)                                        per share amounts)
Revenue
                                     $     49,265          $     51,380                     $    102,778          $     99,586
Less agency commissions
  and discounts
                                           (6,066)               (5,900)                         (11,484)              (10,732)
                                      ------------          ------------                     ------------          ------------
Net revenue
                                           43,199                45,480                           91,294                88,854
Expenses and other income:
  Operating expenses
  Disposition of assets                   (32,368)              (32,892)                         (72,760)              (70,603)
  Amortization                                 21                  (500)                           2,543                  (500)
  Depreciation                               (606)                 (838)                          (1,465)               (1,790)
  Interest expense                         (1,635)               (1,420)                          (3,311)               (3,128)
  Other income(expense), net               (6,608)               (5,226)                         (12,753)              (10,428)
                                              289                  (151)                             342                  (118)
                                      ------------          ------------                     ------------          ------------

   Total expenses and
        other income                      (40,907)              (41,027)                         (87,404)              (86,567)
                                      ------------          ------------                     ------------          ------------

Income before income tax
                                            2,292                 4,453                            3,890                 2,287

  Income tax expense
                                             -                      (46)                             (33)                  (46)
                                      ------------          ------------                     ------------          ------------

Net income
                                     $      2,292          $      4,407                     $      3,857          $      2,241
                                      ------------          ------------                     ------------          ------------
                                      ------------          ------------                     ------------          ------------

Net income
  per common share
                                     $       0.15          $       0.28                     $       0.24          $       0.14
                                      ------------          ------------                     ------------          ------------
                                      ------------          ------------                     ------------          ------------

Weighted average number
  of common shares
                                           15,744                15,501                           15,744                15,501


                                  ACKERLEY COMMUNICATIONS, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the periods ended June 30, 1994 and 1993


                                                                                        -----------Six Months Ended------------
                                                                                            June 30,              June 30,
                                                                                              1994                  1993
                                                                                        -----------------    ------------------
Cash flows from operating activities:                                                               (In thousands)
  Cash received from customers
  Cash paid to suppliers and employees                                                      $     82,685          $     83,750
  Interest paid                                                                                  (69,136)              (67,412)
                                                                                                 (11,684)              (11,324)
                                                                                             ------------          ------------
   Net cash provided by operating activities                                                       1,865                 5,014
Cash flows from investing activities:
  Proceeds from sale of property
  Proceeds from sale of note receivable                                                           13,214                   110
  Capital expenditures                                                                                -                  4,500
  Other, net                                                                                      (3,050)               (1,595)
                                                                                                    (391)               (1,380)
                                                                                             ------------          ------------
   Net cash provided by investing activities                                                       9,773                 1,635
Cash flows from financing activities:
  Borrowings under new credit agreement
  Payments under credit agreements                                                                 6,000                   -
  Other, net                                                                                     (18,480)              (11,000)
                                                                                                    (474)                  183
                                                                                             ------------          ------------
   Net cash used by financing activities                                                         (12,954)              (10,817)
                                                                                             ------------          ------------
Net increase(decrease) in cash and cash equivalents
                                                                                                  (1,316)               (4,168)
Cash and cash equivalents at beginning of year
                                                                                                   6,732                 7,008
                                                                                             ------------          ------------
Cash and cash equivalents at end of period
                                                                                            $      5,416          $      2,840
                                                                                             ------------          ------------
                                                                                             ------------          ------------

Reconciliation of net income to net cash provided by operating activities:

    Net income
    Adjustments to reconcile net income to net                                              $      3,857          $      2,241
      cash provided by operating activities:

          Disposition of assets                                                                   (2,543)                  500
        Gain on the sale of property, plant and equipment                                          4,776                 4,918
                                                                                                    (180)                  (20)
        Change in assets and liabilities:
            Increase in accounts receivable
            Decrease in other current assets                                                      (3,554)               (1,435)
            Increase (decrease) in accounts payable                                                2,835                 4,353
              and accruals
            Increase (decrease) in accrued interest                                                 (464)                   77
            Decrease in deferred revenue                                                              37                (1,231)
            Other, net                                                                            (4,880)               (4,456)
Net cash provided by operating activities                                                          1,981                    67
                                                                                             ------------          ------------
                                                                                            $      1,865          $      5,014
                                                                                             ------------          ------------
                                                                                             ------------          ------------
Supplemental disclosure of noncash transactions:
  Broadcast rights acquired and broadcast
    obligations assumed
                                                                                            $        695          $        854
                                                                                             ------------          ------------
                                                                                             ------------          ------------


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
- --------

In the first six months of 1994, the Company reported record net income of $3.9 million. This net income included a one-time gain of $2.6 million on the disposition of assets related to the sale of WAXY(FM) in March 1994. In the first six months of 1994, the Company's net revenues increased over the same period last year by $2.4 million or 2.7%. The Company's Operating Cash Flow, as defined below, increased $.7 million or 4.1% from the same period last year, while the net income reflected a $1.6 million or 72.1% improvement over last year's first six months.

On July 14, 1994, the Company completed an agreement with Century Management, Inc. which formed New Century Seattle Partners, L.P. (the "Partnership") for the purpose of operating the assets of KJR(AM), KLTX(FM) and KUBE(FM). The venture has been approved by the Federal Communications Commission. Under the terms of the venture, the Partnership purchased certain assets of KUBE(FM) from affiliated companies of Cook Inlet, Inc., an Alaska-based Native American corporation, and the Company contributed substantially all of the assets of KJR(AM) and KLTX(FM) to the Partnership. Century Management, Inc. is the general partner of the Partnership, and the Company is participating in the Partnership as a limited partner originally holding approximately 97% of the equity interests in the Partnership.

As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, management believes that Operating Cash Flow (defined as net revenue less operating expenses plus other income before amortization, depreciation, interest expense and disposition of assets) is an appropriate measure of the Company's financial performance. This measure excludes expenses consisting of depreciation, amortization, interest and disposition of assets because these are not considered by the Company to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow, however, is not to be considered an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

RESULTS OF OPERATIONS STATEMENT
- -------------------------------

The following two tables set forth certain historical financial and operating data of the Company for the three month and six month periods ended June 30, 1994 and June 30, 1993, respectively, including separate net revenue, operating expenses and other income, and Operating Cash Flow information by segment:

                             STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------    -------------------------------------
                                                            1994               1993                1994               1993
                                                    -------------------------------------    -------------------------------------
                                                                  AS %               AS %                AS %                 AS %
                                                                 OF NET             OF NET              OF NET               OF NET
                                                      AMOUNT     REVENUE  AMOUNT    REVENUE   AMOUNT    REVENUE   AMOUNT     REVENUE
                                                     --------   -------- --------  --------  --------  --------  --------   --------
Net revenue. . . . . . . . . . . . . . . . .        $ 43,199            $ 45,480            $ 91,294            $ 88,854

Operating expenses and other
  income:
  Operating expenses . . . . . . . . . . . .          32,368      74.9%   32,892      72.3%   72,760      79.7%   70,603      79.5%
  Other (income) expense, net. . . . . . . .            (289)     (0.7)      151       0.3      (342)     (0.4)      118       0.1
                                                    --------            --------            --------            --------
    Total operating expenses
      and other income . . . . . . . . . . .          32,079      74.2    33,043      72.6    72,418      79.3    70,721      79.6
                                                    --------            --------            --------            --------
Operating Cash Flow. . . . . . . . . . . . .          11,120      25.8    12,437      27.4    18,876      20.7    18,133      20.4

Other expenses:
  Depreciation and
    amortization . . . . . . . . . . . . . .           2,241       5.2     2,258       5.0     4,776       5.2     4,918       5.5
  Interest expense . . . . . . . . . . . . .           6,608      15.3     5,226      11.5    12,753      14.0    10,428      11.7
                                                    --------            --------            --------            --------
    Total other expenses . . . . . . . . . .           8,849      20.5     7,484      16.5    17,529      19.2    15,346      17.2

Income before
  disposition of assets and
  income taxes . . . . . . . . . . . . . . .           2,271       5.3     4,953      10.9     1,347       1.5     2,787       3.2

(Gain) loss on
  disposition of assets. . . . . . . . . . .             (21)      0.0       500       1.1    (2,543)     (2.8)      500       0.6
Income tax expense . . . . . . . . . . . . .               0        --        46       0.1        33       0.0        46       0.1
                                                    --------            --------            --------            --------
Net income . . . . . . . . . . . . . . . . .        $  2,292      5.3%  $  4,407       9.7% $  3,857       4.3% $  2,241       2.5%
                                                    --------            --------            --------            --------
                                                    --------            --------            --------            --------


                        OPERATING INFORMATION BY BUSINESS SEGMENT
                               (DOLLARS IN THOUSANDS)


                                        Three Months Ended June 30,        Six Months Ended June 30,
                                        ---------------------------        -------------------------
                                          1994              1993             1994              1993
                                        --------          --------         --------          -------
Net revenue:
   Out-of-home media.................   $ 21,513          $ 19,565         $ 39,483          $ 35,540
   Broadcasting......................     16,764            16,896           37,800            35,847
   Other.............................      4,922             9,019           14,011            17,467
                                        --------          --------         --------          --------
    Total net revenue................   $ 43,199          $ 45,480         $ 91,294          $ 88,854
                                        --------          --------         --------          --------
                                        --------          --------         --------          --------


Oper exp and other income:
  Out-of-home media.................    $ 14,368          $ 13,660         $ 28,435          $ 27,108
  Broadcasting......................      10,131             9,732           21,061            19,767
  Other.............................       7,580             9,651           22,922            23,846
                                        --------          --------         --------          --------
   Total oper exp and other inc.....    $ 32,079          $ 33,043         $ 72,418          $ 70,721
                                        --------          --------         --------          --------
                                        --------          --------         --------          --------

Operating Cash Flow:
  Out-of-home media.................    $  7,145          $  5,905         $ 11,048          $  8,432
  Broadcasting......................       6,633             7,164           16,739            16,080
  Other.............................      (2,658)             (632)          (8,911)           (6,379)
                                        --------          --------         --------          --------
   Total Operating Cash Flow........    $ 11,120          $ 12,437         $ 18,876          $ 18,133
                                        --------          --------         --------          --------
                                        --------          --------         --------          --------


Change in net revenue from
  prior periods:
   Out-of-home media................        10.0 %             (9.7)%           11.1 %           (7.0)%
   Broadcasting.....................        (0.8)               4.3              5.4              2.4
   Other............................       (45.4)              99.1            (19.8)            51.8
    Change in total net revenue.....        (5.0)               7.3              2.7              4.9


Operating data as a percent
 of net revenue:
  Oper exp and other income:
   Out-of-home media.................        66.8 %            69.8 %           72.0 %            76.3 %
   Broadcasting......................        60.4              57.6             55.7              55.1
   Other.............................       154.0             107.0            163.6             136.5
    Total oper exp and other inc.....        74.3              72.7             79.3              79.6

Operating Cash Flow:
  Out-of-home media.................         33.2 %            30.2 %           28.0 %            23.7 %
  Broadcasting......................         39.6              42.4             44.3              44.9
  Other.............................        (54.0)             (7.0)           (63.6)            (36.5)
   Total Operating Cash Flow........         25.7              27.3             20.7              20.4


THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1993
- -------------------------------------------------------------------------------

NET REVENUE. Net revenue for the quarter ended June 30, 1994, decreased $2.3 million or 5.0% to $43.2 million from $45.5 million in 1993. The Company's out-of-home media segment's net revenue increased $1.9 million or 10.0% mainly due to increased national advertising sales and a return to a normal sales volume in the South Florida market which had depressed sales in 1993 due to the effects of Hurricane Andrew. The Company's broadcasting segment showed a slight decrease of $.1 million or .8% reflecting in part the effect of the sale of WAXY(FM) in March 1994. Net revenue in the Company's other businesses segment decreased $4.1 million or 45.4% mainly due to the SuperSonics participating in 5 games of the 1994 NBA playoffs compared to 17 games in 1993.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income decreased $1.0 million or 2.9% to $32.1 million in 1994 compared to $33.1 million in 1993. In the Company's out-of-home media segment, operating expenses and other income increased slightly by $0.7 million or 5.2% to $14.4 million due to the effects of increased business activity. Operating expenses and other income in the Company's broadcasting segment increased by $0.4 million or 4.1% to $10.1 million mostly due to higher programming and promotion expenses. Operating expenses and other income from the Company's other segment decreased $2.1 million to $7.6 million or 21.5% mainly from reduced basketball operating expenses related to participating in only 5 games of the 1994 NBA playoffs compared to 17 games in 1993.

OPERATING CASH FLOW. Because the decrease in net revenue was greater than the decrease in operating expense and other income, the Company's Operating Cash Flow decreased $1.3 million or 10.6% for the three months ended June 30, 1994 from the same period in 1993. The $1.2 million increase in the out-of-home segment's Operating Cash Flow was more than offset by the $2.0 million decrease in the Company's other segment's Operating Cash Flow and the $.5 million decrease in the broadcasting segments Operating Cash Flow for the quarter. Operating Cash Flow as a percentage of net revenue decreased to 25.7% for the three months ended June 30, 1994 from 27.3% for the comparable period in 1993.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses remained unchanged at $2.2 million for both periods.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1994 increased $1.4 million or 26.4% to $6.6 million from $5.2 million in 1993 mainly due to an increase in the average interest rate applied to outstanding debt as well as an increase in the amortization of deferred charges relating to the Company's refinancing of its senior debt in October 1993.

INCOME TAX EXPENSE. For the second quarter 1994, the Company had no income tax expense compared to $46,000 income tax expense for the second quarter 1993 mainly due to the effect on taxable income of the sale of WAXY(FM). Management anticipates that the Company will incur income tax expenses under the alternative minimum tax this year and in future years until operating loss carryforwards are substantially reduced.

NET INCOME. Net income of $2.3 million for the three months ended June 30, 1994 decreased $2.2 million from $4.5 million in 1993. This decrease was mainly due to the SuperSonics participating in 5 games of the 1994 NBA playoffs compared to 17 games in 1993.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1993
- ---------------------------------------------------------------------------

NET REVENUE. Net revenue for the six months ended June 30, 1994, increased $2.4 million or 2.7% to $91.3 million from $88.9 million in 1993. The Company's out-of-home media segment's net revenue increased $3.9 million or 11.1% mainly due to increased national advertising sales and a return to a normal sales volume in the South Florida market which had depressed sales in the first half of 1993 due to the effects of Hurricane Andrew. The Company's broadcasting segment increased $2.0 million or 5.4% mainly due to increased rates and sales volume in the first quarter 1994. Net revenue in the Company's other businesses segment decreased $3.5 million mainly due to the SuperSonics participating in 5 games of the 1994 NBA playoffs compared to 17 games in 1993.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $1.7 million or 2.4% to $72.4 million in 1994 compared to $70.7 million in 1993. In the Company's out-of-home media segment, operating expenses and other income increased $1.3 million or 4.9% to $28.4 million due to the effects of increased business activity. Operating expenses and other income in the Company's broadcasting segment increased by $1.3 million or 6.5% to $21.1 million mostly due to programming and promotion expenses. Operating expenses and other income from the Company's other segment decreased $.9 million to $22.9 million or 3.9% mainly from reduced basketball operating expenses related to participating in only 5 games of the 1994 NBA playoffs compared to 17 games in 1993.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $.7 million or 4.1% for the six months ended June 30, 1994 from the same period in 1993. The $2.6 million increase in the out-of-home segment's Operating Cash Flow and the $.6 million increase in the broadcasting segment's Operating Cash Flow offset the $2.5 million decrease in the Company's other segment's Operating Cash Flow. Operating Cash Flow as a percentage of net revenue increased slightly to 20.7% for the six months ended June 30, 1994 from 20.4% for the comparable period in 1993.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 1994 decreased $0.1 million or 2.9% to $4.8 million from the comparable period in 1993.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1994 increased $2.3 million or 22.3% to $12.7 million from $10.4 million in 1993 due to an increase in the average interest rate applied to outstanding debt as well as an increase in the amortization of deferred charges relating to the Company's refinancing of its senior debt in October 1993.

INCOME TAX EXPENSE. For the six months ended June 30, 1994, the Company had $33,000 income tax expense compared to $46,000 income tax expense for the same period in 1993. The $13,000 or 28.3% decrease is mainly due to the effect on taxable income of the sale of WAXY(FM). Management anticipates that the Company will incur income tax expenses under the alternative minimum tax this year and in future years until operating loss carryforwards are substantially reduced.

NET INCOME. Net income of $3.9 million for the six months ended June 30, 1994 increased $1.6 million from $2.3 million in 1993. The increase was mainly due to the performance of the Company's out-of-home segment which is experiencing increased national sales and a return to a normal sales volume in South Florida.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Under the Credit Agreement, the Company presently has approximately $8.0 million available for borrowing under the revolving credit facility and has borrowed all amounts available under the term loans. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Borrowings under the Credit Agreement bear annual interest at either the prime rate plus 1.75% or LIBOR plus 3.0%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of June 30, 1994, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries. Substantially all of the $14.0 million received from the sale of WAXY(FM) was used to reduce long-term debt.

The Company's working capital increased $4.3 million to $12.3 million at June 30, 1994 from $8.0 million at December 31, 1993. This increase was mainly due to $6.2 million of income from operations (net income before tax, amortization, depreciation, and disposition of assets), a portion of which was utilized to purchase new property and equipment. For the periods presented, the Company financed its working capital needs from cash provided by operating activities.

Cash provided by operating activities for the first six months of 1994 decreased $3.1 million to $1.9 million from $5.0 million in 1993 due to a net $2.7 million decrease in cash from ongoing business operations and a $.4 million increase in interest payments.

At June 30, 1994, the Company's capital resources consisted of $5.4 million in cash and cash equivalents and approximately $8.0 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $3.1 million in the first six months of 1994 were financed with cash provided by operating activities and borrowings from the revolving credit facility. These capital expenditures were primarily for advertising signs, displays, vehicles, broadcast equipment, and a new practice facility for the SuperSonics.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

     (a) The 1993 Annual Meeting of Shareholders of the Company was held on April 15, 1994.

     (b) The following directors were elected at the above meeting: Barry Ackerley and Michel C. Thielen.

     (c)  The following matters were voted upon at the meeting:

          1. Amendments to the Employee Stock Option Plan (i) extending the term of the Plan from May 1, 1993 to May 1, 2003, (ii) increasing the number of shares of Common Stock available for stock options granted under the Plan from 300,000 shares to 500,000 shares, and
               (iii) deleting the provision limiting the purchase price for shares subject to nonstatutory stock options to 90% or more of the fair market value of such shares at the time of grant and allowing the purchase price to be determined by the Board of Directors in its sole discretion.


                    For:  66,202,000         Against:  505,751

                    Withheld:  5,450         Not Voted:  1,888,092

          2. An amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of total stock from 24,972,230 shares to 56,972,230 shares, including an increase of the number of shares of Common Stock from 18,000,000 shares to 50,000,000 shares.

                    For:  66,257,945         Against:  449,456

                    Withheld:  5,800         Not Voted:  1,880,092

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  NONE

          (b) No reports on Form 8-K were filed during the three months ended June 30, 1994.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ACKERLEY COMMUNICATIONS, INC.



DATED:  _______________________    BY ___________________________
                                        Denis M. Curley
                                        Sr. Vice President and
                                        Chief Financial Officer,
                                        Treasurer and Asst. Secretary
                                        (Principal Financial Officer)