Form 10-Q
period 1994-09-30
ACKERLEY COMMUNICATIONS INC
filed 1994-11-14
CIK 319120

_________________________________________________________________

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

For the quarter ended September 30, 1994
                           OR

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

                              Yes  X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at November 1, 1994
- - ----------------------------         ------------------------------------------
Common Stock, $.01 par value                    9,562,433 shares
Class B Common Stock, $.01 par value            5,901,861 shares

                         TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                  PAGE


ITEM 1.          FINANCIAL STATEMENTS (Unaudited)

                 CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER  30, 1994 AND DECEMBER 31, 1993 . . . . 1


                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER  30, 1994
                 AND SEPTEMBER  30, 1993 . . . . . . . . . . . . . 2


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1994
                 AND SEPTEMBER 30, 1993. . . . . . . . . . . . . . 3

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . 4


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS . .  5


PART II - OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . .  11


                 SIGNATURES. . . . . . . . . . . . . . . . . . . .  11

                     ACKERLEY COMMUNICATIONS, INC.
                      CONSOLIDATED BALANCE SHEETS
                  September 30, 1994 and December 31, 1993



                                                   September 30,  December 31,
                                                       1994           1993
                                                   ------------   ------------
                             ASSETS                       (In thousands)
Current assets:
  Cash and cash equivalents                        $    3,518     $    6,732
  Accounts receivable, net of allowance for
    doubtful accounts of $978,000 in 1994
    and $941,000 in 1993                               37,312         37,237
  Current portion of broadcast rights                   5,523          4,605
  Other current assets                                  8,303          7,625
                                                   ----------     ----------
          Total current assets                         54,656         56,199


Property and equipment, net                            62,162         61,616
Intangibles, net                                       38,802         31,769
Other assets                                           13,466         10,907
                                                   ----------     ----------
          Total assets                             $  169,086      $ 160,491
                                                   ----------     ----------
                                                   ----------     ----------

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                  $   5,919      $   7,463
  Accrued interest                                      7,372          3,979
  Other accrued liabilities                             5,589          8,721
  Deferred revenue                                     15,044         11,504
  Current portion of long-term debt                    19,336         16,562
                                                   ----------     ----------
          Total current liabilities                    53,260         48,229

Long-term debt - noncurrent portion                   214,216        215,114
                                                   ----------     ----------

          Total liabilities                           267,476        263,343

Stockholders' deficiency:

Common stock, $.01 par value; 50,000,000 shares
  authorized, 10,937,379 shares issued at
  September 30, 1994 (10,901,379 at December 31,
  1993) and  9,562,433 shares outstanding at
  September 30, 1994  (9,526,433 at December 31,
  1993).                                                  109            109
Class B common stock, $.01 par value; 6,972,230
  shares authorized, 5,901,861 shares issued and
  outstanding at September 30, 1994
  (5,904,111 at December 31, 1993).                        59             59
Capital in excess of par value                          3,007          2,945
Deficit                                               (91,476)       (95,876)
Less common stock in treasury, at cost                (10,089)       (10,089)
                                                   ----------     ----------

          Total stockholders' deficiency              (98,390)      (102,852)
                                                   ----------     ----------
          Total liabilities and stockholders'
            deficiency                               $169,086       $160,491
                                                   ----------     ----------
                                                   ----------     ----------

                       ACKERLEY COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               For the periods ended September 30, 1994 and 1993

                                    Three Months Ended              Nine Months Ended
                               September 30,  September 30,     September 30,  September 30,
                                   1994           1993               1994          1993
                               -------------   ------------     -------------  -------------
                                   (In thousands except             (In thousands except
                                    per share amounts)               per share amounts)

Revenue                           $ 44,125        $ 39,064         $ 146,903     $ 138,650

Less agency commissions
  and discounts                     (6,143)         (5,258)          (17,627)      (15,990)
                                  --------        --------         ---------     ---------
Net revenue                         37,982          33,806           129,276       122,660

Expenses and other income:
  Operating expenses               (28,289)        (25,779)         (101,049)      (96,382)
  Disposition of assets                 --              --             2,543          (500)
  Amortization                        (844)         (1,365)           (2,309)       (3,155)
  Depreciation                      (1,615)         (1,905)           (4,926)       (5,033)
  Interest expense                  (6,675)         (5,282)          (19,428)      (15,710)
  Other income(expense), net           (16)            500               326            382
                                  --------        --------         ---------     ----------
     Total expenses and
       other income                (37,439)        (33,831)         (124,843)      (120,398)
                                  --------        --------         ---------     ----------

Income before income tax               543             (25)            4,433          2,262

  Income tax expense                    --              --               (33)           (46)
                                  --------        --------         ---------     ----------

Net income                        $    543        $    (25)        $   4,400     $    2,216
                                  --------        --------         ---------     ----------
                                  --------        --------         ---------     ----------

Net income
  per common share                $   0.03        $   0.00         $    0.28     $     0.14
                                  --------        --------         ---------     ----------
                                  --------        --------         ---------     ----------

Weighted average number
  of common shares                  15,759          15,501            15,759         15,501


                         ACKERLEY COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the periods ended September 30, 1994 and 1993

                                                        Nine Months Ended
                                                    September 30, September 30,
                                                        1994           1993
                                                    ------------- -------------
                                                           (In thousands)
Cash flows from operating activities:
  Cash received from customers                        $ 128,574       $123,543
  Cash paid to suppliers and employees                 (104,692)       (95,794)
  Interest paid                                         (14,235)       (16,088)
                                                      ---------       --------
    Net cash provided by operating activities             9,647         11,661

Cash flows from investing activities:
  Proceeds from sale of property                         13,239            109
  Proceeds from sale of note receivable                    -             4,500
  Capital expenditures                                   (6,277)        (2,558)
  Payments for acquisitions                             (17,400)           -
  Other, net                                             (1,916)          (806)
                                                      ---------       --------
    Net cash provided by (used by) investing
      activities                                        (12,354)         1,245

Cash flows from financing activities:
  Borrowings under new credit agreements                 23,883           --
  Payments under credit agreements                      (24,830)       (14,250)
  Other, net                                                440           (459)
                                                      ---------       --------
    Net cash used by financing activities                  (507)       (14,709)
                                                      ---------       --------
Net decrease in cash and cash equivalents                (3,214)        (1,803)

Cash and cash equivalents at beginning of year            6,732          7,008
                                                      ---------       --------
Cash and cash equivalents at end of period            $   3,518       $  5,205
                                                      ---------       --------
                                                      ---------       --------
Reconciliation of net income to net cash provided
  by operating activities:

    Net income                                        $   4,400       $  2,216
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Disposition of assets                            (2,543)           500
        Depreciation and amortization                     7,235          8,188
        Gain on the sale of property, plant
          and equipment                                    (180)           (20)

    Change in assets and liabilities:
      Increase in accounts receivable                      (929)        (1,702)
      Decrease (increase) in other current assets          (678)         1,812
      Decrease in accounts payable and accruals          (4,676)        (1,946)
      Increase (decrease) in accrued interest             3,393           (865)
      Increase in deferred revenue                        3,540          3,674
      Other, net                                             85           (196)
                                                      ---------       --------
Net cash provided by operating activities             $   9,647       $ 11,661
                                                      ---------       --------
                                                      ---------       --------
Supplemental disclosure of noncash transactions:
  Broadcast rights acquired and broadcast
    obligations assumed                               $   6,224       $  6,281


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


NOTE 2.  INVESTMENTS:  DEBT AND EQUITY SECURITIES

Effective January 1, 1994, the Company implemented FASB 115, which concerns accounting for certain investments in debt and equity securities. FASB 115 has not and is not expected to have a material impact on the financial statements.


NOTE 3.  INCOME TAXES

The Company has no significant income tax liabilities primarily as a result of operating losses incurred in prior years.


NOTE 4.  INVESTMENT IN NEW CENTURY MEDIA PARTNERS, L.P.

On July 14, 1994, the Company completed an agreement with Century Management, Inc. which formed New Century Seattle Partners,
L.P. (the "Partnership") for the purpose of operating the assets of KJR Radio Inc. and KUBE(FM). The Partnership purchased certain assets and liabilities of KUBE(FM) from affiliated companies of Cook Inlet, Inc., an Alaska-based Native American corporation for approximately $17.4 million. The Company contributed substantially all of the assets of KJR Radio Inc. to the Partnership. Century Management, Inc. is the general partner of the Partnership, and the Company is participating in the Partnership as a limited partner originally holding approximately 97% of the Partnership equity interests. The transaction has been accounted for as a purchase, and the operations of the Partnership subsequent to the Partnership date are included in the Company's consolidated statements of operations. Pro forma results of operations have not been presented as there is no material impact of the transaction on operations.
                                       -4-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

OVERVIEW

In the first nine months of 1994, the Company reported record net income of $4.4 million reflecting a $2.2 million or 98.6% improvement over last year's first nine months. This net income included a one-time gain of $2.6 million on the disposition of assets related to the sale of WAXY(FM) in March 1994. In the first nine months of 1994, the Company's net revenues increased over the same period last year by $6.6 million or 5.4%. The Company's Operating Cash Flow, as defined below, increased $1.9 million or 7.1% from the same period last year principally due to improved operating performance in the Company's out-of-home media segment.

On July 14, 1994, the Company completed an agreement with Century Management, Inc. which formed the Partnership for the purpose of operating the assets of KJR Radio Inc. and KUBE(FM). The venture has been approved by the Federal Communications Commission. Under the terms of the venture, the Partnership purchased certain assets of KUBE(FM) from affiliated companies of Cook Inlet, Inc., an Alaska-based Native American corporation, and the Company contributed substantially all of the assets of KJR Radio Inc. to the Partnership. Century Management, Inc. is the general partner of the Partnership, and the Company is participating in the Partnership as a limited partner originally holding approximately 97% of the Partnership equity interests.

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

RESULTS OF OPERATIONS STATEMENT

The following two tables set forth certain historical financial and operating data of the Company for the three month and nine month periods ended September 30, 1994 and September 30, 1993, respectively, including separate net revenue, operating expenses and other income, and Operating Cash Flow information by segment:

                          Statement of Operations
                           (dollars in thousands)


                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                   -------------------------------------   ---------------------------------------
                                          1994                1993                1994                 1993
                                   -----------------   -----------------   ------------------   ------------------
                                               As %                As %                 As %                 As %
                                              of Net              of Net               of Net               of Net
                                    Amount   Revenue    Amount   Revenue    Amount    Revenue    Amount    Revenue
                                   -------   -------   -------   -------   --------   -------   --------   -------
Net revenue......................  $37,982             $33,806             $129,276             $122,660

Operating expenses and other
  income:
  Operating expenses.............   28,289     74.5%    25,779    76.3 %    101,049    78.2 %     96,382    78.6 %
  Other (income) expense, net....       16      0.0       (500)   (1.5)        (326)   (0.3)        (382)   (0.3)
                                   -------             -------             --------             --------
    Total operating expenses
      and other income...........   28,305     74.5     25,279    74.8      100,723    77.9       96,000    78.3
                                   -------             -------             --------             --------

Operating Cash Flow..............    9,677     25.5      8,527    25.2       28,553    22.1       26,660    21.7

Other expenses:
  Depreciation and
    amortization.................    2,459      6.5      3,270     9.7        7,235     5.6        8,188     6.7
  Interest expense...............    6,675     17.6      5,282    15.6       19,428    15.0       15,710    12.8
                                   -------             -------             --------             --------

    Total other expenses.........    9,134     24.1      8,552    25.3       26,663    20.6       23,898    19.5

Income before disposition of
  assets and income taxes........      543      1.4        (25)   (0.1)       1,890     1.5        2,762     2.2

(Gain) loss on disposition
  of assets......................        0       --          0      --       (2,543)   (1.9)         500     0.4
Income tax expense...............        0       --          0      --           33     0.0           46     0.0
                                   -------             -------             --------             --------

Net income.......................  $   543      1.4%   $   (25)   (0.1)%   $  4,400     3.4 %   $  2,216     1.8 %
                                   -------             -------             --------             --------
                                   -------             -------             --------             --------


                      OPERATING INFORMATION BY BUSINESS SEGMENT
                               (DOLLARS IN THOUSANDS)

                                                THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------           -------------------------------
                                                     1994              1993                  1994                 1993
                                                  ---------          ---------          -----------            ----------
Net Revenue:


  Out-of-home media..............                 $  22,922          $  20,186          $    62,405            $   55,726
  Broadcasting...................                    14,036             12,837               51,836                48,684
  Other..........................                     1,024                783               15,035                18,250
                                                  ---------          ---------          -----------            ----------
    Total net revenue............                 $  37,982          $  33,806          $   129,276            $  122,660
                                                  ---------          ---------          -----------            ----------
                                                  ---------          ---------          -----------            ----------

Oper exp and other income:
  Out-of-home media..............                 $  14,889         $  13,590           $    43,324            $   40,698
  Broadcasting...................                    10,669             9,342                31,730                29,109
  Other..........................                     2,747             2,347                25,669                26,193
                                                  ---------         ---------           -----------            ----------
    Total oper exp and other inc                  $  28,305         $  25,279           $   100,723            $   96,000
                                                  ---------         ---------           -----------            ----------
                                                  ---------         ---------           -----------            ----------



Operating Cash Flow:


  Out-of-home media...............                $   8,033         $  6,596            $    19,081            $   15,028
  Broadcasting....................                    3,367            3,495                 20,106                19,575
  Other...........................                   (1,723)          (1,564)               (10,634)               (7,943)
                                                  ---------         --------            -----------            ----------
   Total Operating Cash Flow......                $   9,677         $  8,527            $    28,553            $   26,660
                                                  ---------         --------            -----------            ----------
                                                  ---------         --------            -----------            ----------



Change in net revenue from
   prior periods:


  Out-of-home media...............                     13.6 %           (1.2)%                 12.0 %                (5.0)%
  Broadcasting....................                      9.3              0.8                    6.5                   2.0
  Other...........................                     30.8             (2.0)                 (17.6)                 48.3
    Change in total net revenue...                     12.4             (0.5)                   5.4                   3.3



Operating data as a percent
    of net revenue


Oper exp and other income:

  Out-of-home media...............                     65.0 %          67.3 %                  69.4 %                73.0 %
  Broadcasting....................                     76.0            72.8                    61.2                  59.8
  Other...........................                    268.3           299.7                   170.7                 143.5
    Total oper exp and other inc..                     74.5            74.8                    77.9                  78.3



Operating Cash Flow:


  Out-of-home media...............                     35.0 %          32.7 %                  30.6 %                27.0 %
  Broadcasting....................                     24.0            27.2                    38.8                  40.2
  Other...........................                   (168.3)         (199.7)                  (70.7)                (43.5)
    Total Operating Cash Flow.....                     25.5            25.2                    22.1                  21.7


THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 1993

NET REVENUE. Net revenue for the quarter ended September 30, 1994, increased $4.2 million or 12.4% to $38.0 million from $33.8 million in 1993. The Company's out-of-home media segment's net revenue increased $2.7 million or 13.6% mainly due to increased national advertising sales and a return to a normal sales volume in the South Florida market which had depressed sales in 1993 due to the continuing effects of Hurricane Andrew. The Company's broadcasting segment increased $1.2 million or 9.3% mainly due to the addition of KUBE(FM) in July, 1994. Net revenue in the Company's other segment showed a slight increase of $0.3 million in the third quarter 1994 compared to the same period last year.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $3.0 million or 12.0% to $28.3 million in 1994 compared to $25.3 million in 1993. In the Company's out-of-home media segment, operating expenses and other income increased by $1.3 million or 9.6% to $14.9 million due to the effects of increased business activity. Operating expenses and other income in the Company's broadcasting segment increased by $1.3 million or 14.2% to $10.7 million mostly due to the addition of KUBE(FM) in July, 1994. Operating expenses and other income from the Company's other segment increased $0.4 million compared to the same period last year.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $1.2 million or 13.5% for the three months ended September
30, 1994 from the same period in 1993. The $1.4 million increase in the out-of-home segment's Operating Cash Flow was slightly offset by a combined decrease in the Company's broadcasting and other segment's Operating Cash Flow for the quarter. Operating Cash Flow as a percentage of net revenue increased slightly to 25.5% for the three months ended September 30, 1994 from 25.2% for the comparable period in 1993.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased $0.8 million or 24.8% to $2.5 million in 1994 as compared to $3.3 million in 1993.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1994 increased $1.4 million or 26.4% to $6.7 million from $5.3 million in 1993 mainly due to an increase in the average interest rate applied to outstanding debt as well as an increase in the amortization of deferred charges relating to the Company's refinancing of its senior debt in October 1993 and the amortization of deferred charges relating to the financing of the KUBE(FM) acquisition.

NET INCOME.  Net income for the three months ended September 30,
1994 increased to $0.5 million from a slight deficit for the comparable period last year as a result of increases in the
Company's Operating Cash Flow offset mainly by increased
interest expense.
                                       8

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 30, 1993

NET REVENUE. Net revenue for the nine months ended September 30, 1994, increased $6.6 million or 5.4% to $129.3 million from $122.7 million in 1993. The Company's out-of-home media segment's net revenue increased $6.7 million or 12.0% mainly due to increased national advertising sales and a return to a normal sales volume in the South Florida market which had depressed sales in the first three quarters of 1993 due to the continuing effects of Hurricane Andrew. The Company's broadcasting segment increased $3.2 million or 6.5% mainly due to increased rates and sales volume in the first quarter 1994 and the addition of KUBE(FM) in July 1994. Net revenue in the Company's other businesses segment decreased $3.2 million mainly due to the SuperSonics participating in 5 games of the 1994 NBA playoffs compared to 17 games in 1993.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $4.7 million or 4.9% to $100.7 million in 1994 compared to $96.0 million in 1993. In the Company's out-of-home media segment, operating expenses and other income increased $2.6 million or 6.5% to $43.3 million due to the effects of increased business activity. Operating expenses and other income in the Company's broadcasting segment increased by $2.6 million or 9.0% to $31.7 million mostly due to the addition of KUBE(FM) in July 1994. Operating expenses and other income from the Company's other segment decreased $.5 million to $25.7 million or 2.0% mainly from reduced basketball operating expenses related to participating in only 5 games of the 1994 NBA playoffs compared to 17 games in 1993.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $1.9 million or 7.1% for the nine months ended September 30, 1994 from the same period in 1993. The $4.1 million increase in the out-of-home segment's Operating Cash Flow and the $0.5 million increase in the broadcasting segment's Operating Cash
Flow offset the $2.7 million decrease in the Company's other segment's Operating Cash Flow. Operating Cash Flow as a percentage of net revenue increased slightly to 22.1% for the nine months ended September 30, 1994 from 21.7% for the comparable period in 1993.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended September 30, 1994 decreased
$1.0 million or 11.6% to $7.2 million from the comparable period in 1993.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1994 increased $3.7 million or 23.7% to $19.4 million from $15.7 million in 1993 due to an increase in the average interest rate applied to outstanding debt as well as an increase in the amortization of deferred charges relating to the Company's refinancing of its senior debt in October 1993 and the amortization of the deferred charges from financing the KUBE(FM) acquisition.

INCOME TAX EXPENSE. For the nine months ended September 30, 1994, the Company had $33,000 income tax expense compared to $46,000 income tax expense for the same period in 1993. The $13,000 or 28.3% decrease is mainly due to the effect on taxable income of the sale of WAXY(FM). Management anticipates that the Company will incur income tax expenses under the alternative minimum tax this year and in future years until operating loss carryforwards are substantially reduced.

NET INCOME.  Net income of $4.4 million for the nine months ended
September 30, 1994 increased $2.2 million from $2.2 million in 1993. The increase was mainly due to a gain from the disposition of assets of the sale of WAXY(FM).

LIQUIDITY AND CAPITAL RESOURCES

Under the Credit Agreement, as of November 1, 1994, the Company has approximately $6.0 million available for borrowing under the revolving credit facility and has borrowed all amounts available under the term loans. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Borrowings under the Credit Agreement bear annual interest at either the prime rate plus 1.75% or LIBOR plus 3.0%. The Senior
Notes bear annual interest at 10.75%. The Subordinated Notes bear an annual blended interest rate of 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit
Agreement, Senior Note Indenture and Subordinated Note
Agreements. As of September 30, 1994, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries. Substantially all of the $14.0 million received from the sale of WAXY(FM) was used to reduce long-term debt.

The Company's working capital decreased $6.6 million to $1.4 million at September 30, 1994 from $8.0 million at December 31, 1993. This decrease was mainly due to the use of $3.6 million of working capital and $9.1 million of income from operations
(net income before tax, amortization, depreciation, and disposition of assets), to purchase new property and equipment and to pay long-term debt. Working capital was further reduced by $3.0 million due to a reclassification of an asset from current to long-term.

Cash provided by operating activities for the first nine months of 1994 decreased $2.0 million to $9.6 million from $11.6 million in 1993 due to a net $3.9 million decrease in cash from ongoing business operations offset by a $1.9 million decrease in interest payments.

At September 30, 1994, the Company's capital resources consisted of $3.5 million in cash and cash equivalents and approximately $12.0 million available under the Credit
Agreement.

Capital expenditures for new property and equipment of $6.3 million in the first nine months of 1994 were financed with cash provided by operating activities and borrowings from the revolving credit facility. These capital expenditures were primarily for advertising signs, displays, vehicles, broadcast equipment, and a new practice facility for the SuperSonics.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10. Amended and Restated Limited Partnership Agreement of New Century Seattle Partners, L.P. dated
                    July 14, 1994.

          (b) No reports on Form 8-K were filed during the three months ended September 30, 1994.



                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACKERLEY COMMUNICATIONS, INC.



DATED:  November 11, 1994          BY ___________________________
                                              Denis M. Curley
                                              Sr. Vice President and
                                              Chief Financial Officer,
                                              Treasurer and Asst. Secretary
                                              (Principal Financial Officer)
                                      11