Form 10-K405/A
period 1994-12-31
ACKERLEY COMMUNICATIONS INC
filed 1995-03-28
CIK 319120

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K


/XX/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      DECEMBER 31, 1994

                                       OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
for the transition period from _____________ to _____________________________

                         Commission File Number 1-10321

                          ACKERLEY COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                91-1043807
     -------------------------------                --------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      800 Fifth Avenue, Suite 3770
      Seattle, Washington                              98104
      ------------------------------                --------------------------
      (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (206) 624-2888 Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 / /

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X               No
                             ---                  ---

Aggregate market value of voting Common Stock held by nonaffiliates of Registrant as of March 17, 1995: $36,670,938.

Number of shares of common stock, $.01 par value, outstanding as of March 17, 1995: 9,598,433 Common Stock and 5,865,861 Class B Common Stock.

Documents incorporated by reference and parts of Form 10-K into which incorporated: Registrant's Definitive Proxy Statement for May 1, 1995 Annual Meeting--Part III

                                     PART I

                               ITEM 1 - BUSINESS

GENERAL

      Ackerley Communications, Inc. (the "Company"), founded in 1975, is a diversified communications company that, through its operating subsidiaries, engages in three principal businesses: (i) out-of-home media, including outdoor and airport advertising; (ii) television and radio broadcasting; and (iii) other businesses consisting principally of professional basketball, through ownership of the Seattle SuperSonics (the "SuperSonics"), a franchise of the National Basketball Association ("NBA").

      The Company's businesses generally are leaders in their respective markets, positions that the Company believes to be sustainable by virtue of the substantial governmental regulation of outdoor advertising and broadcasting and the exclusive franchising practices in airport advertising and professional basketball. The Company believes that the diversity of its operations minimizes its reliance on any particular geographic region, advertising medium or customer.

      STRATEGY. Since 1993, the Company's strategy has been to build its more mature and stable out-of-home media business and to control costs in each business segment. Additionally, the Company instituted plans to expand and enhance its broadcasting business, to create additional interest in the SuperSonics and to pursue additional revenue producing opportunities through the development of a new arena in Seattle. The Company's continuing strategy includes:

      * Improving the profitability of its outdoor advertising business by increasing revenue while controlling operating costs. Prior to 1993, the Company had increased net revenue and improved operating performance in its existing markets by constructing and, in some cases, acquiring, additional displays, thereby achieving comprehensive coverage and economies of scale in those markets. Since 1993, however, the Company has focused its management and sales efforts on optimizing the mix of rate and usage of its current display inventory in each of its markets. In order to increase sales, the Company expanded its sales force and instituted a commission-based sales compensation plan.

      * Renegotiating its airport advertising franchise agreements when they expire to improve their economic terms. Alternatively, the Company has and will continue to reduce overhead and operating expenses by dropping those airports in which the Company is not able to achieve acceptable operating margins. To the extent that an expiring franchise agreement does not meet the Company's selection criteria for new franchise agreements, generally based on projected Operating Cash Flow, the Company will not renew the agreement.

       * Increasing the ratings of its television stations in its existing markets by concentrating on local market programming, particularly news programming. The Company's approach to managing these stations has been to focus on developing a strong local news presence and tailoring its non-network programming to specific audiences.
            The Company believes that local news audiences are highly desirable to local and national advertisers.

      * Reviewing television broadcast station acquisitions in DMA markets ranking from 50 to 150. The Company's television business historically has grown through opportunistic acquisitions. The Company intends to analyze acquisitions of stations in situations where the Company believes its management approach can be successfully employed. Specifically, the Company will seek to acquire, on financially attractive terms, stations that currently generate positive cash flow but which offer opportunities for revenue and cash flow enhancement.

      * Creating additional interest in the SuperSonics through the development of a new arena in Seattle and pursuing other revenue-generating opportunities related to the new arena. Construction of the new arena is underway and should be completed in time for the 1995-96 NBA season. In-arena advertising and additional seating in the new arena will provide opportunities for greater revenue generation, while the luxury boxes and concessions will provide sources of revenue not previously available to the Company. The Company has acquired an indoor soccer franchise that will begin playing in the summer of 1995.

      * Implementing cross-marketing and other potential synergies made possible by the ownership of the SuperSonics and the conversion in 1992 of KJR(AM) in Seattle, the team's Company-owned flagship radio station, to an all sports format. The ability to sell advertising spots in conjunction with other marketing programs involving the SuperSonics permits the Company to obtain premium pricing.

      * Continuing the integration of KUBE(FM), operating in Seattle in conjunction with KJR(AM) and KJR-FM. The Company acquired KUBE(FM) in 1994 through its investment in the New Century Seattle Partner, L.P. This gives the Company three signals in the same area, thereby enhancing revenue opportunities while realizing cost savings associated with eliminating the duplication of functions. See "Business-Broadcasting-Radio-Operations" below.

OUT-OF-HOME MEDIA

      The Company's out-of-home media business segment involves the sale of advertising space on outdoor displays and on display units located in airport terminal facilities. National advertisers generally categorize outdoor and airport advertising as out-of-home media because, unlike radio and television broadcasting, newspapers and magazines, the primary focus of outdoor and airport advertising is to disseminate the advertiser's message outside the home environment.

OUTDOOR ADVERTISING

      INDUSTRY OVERVIEW. During the nineteenth century, companies began to lease out space on wooden boards for advertising messages, or "bills." Today, outdoor advertising extends nationwide, providing advertisers with a low-cost means of reaching large audiences. It is currently used by large national advertisers as part of multi-media advertising campaigns and increasingly by local merchants as a means of contacting their target markets.

      The Company believes that outdoor advertising is one of the most cost-effective forms of advertising. Poster space generally is sold in packages called "showings," which comprise a given number of displays in a market area. Posters provide advertisers with access either to a specified percentage of the general population or to a specific target audience. Displays making up a showing are placed in well-traveled areas and are distributed so as to reach a wide audience in a particular market. An outdoor advertising company establishes and publishes rate cards periodically, typically once a year, which set monthly rates for painted bulletins, poster panels and junior posters for each market it covers. Rates are based in part on surveys made by independent traffic audits to determine a given display's exposure to the public. Actual rates charged to customers are subject to negotiation. Advertising contracts relating to painted bulletins, poster panels and junior posters generally have terms of one year or less.

      In addition to its cost-effectiveness, certain other features of outdoor advertising make it particularly advantageous for certain types of advertisers. Because the advertising message can be placed so that it reaches potential customers close to the point of sale, restaurants, motels, service stations and similar businesses find outdoor advertising particularly attractive. In addition, the constant repetition resulting from people's traveling the same route on a daily basis makes outdoor advertising especially suitable for companies such as banks, insurance companies, soft drink manufacturers and radio and television stations that sell their products by promoting a particular image.

      While outdoor advertising remains a stable and predictable source of revenue, the Company believes that the number and diversity of advertisers using the medium has increased. Emphasis has been shifting over the past few years from national to local and regional sales and to customers who have not traditionally used outdoor advertising. Advertisers shifting a significant portion of their advertising dollars into outdoor advertising include city and state governments (lottery advertising), health care services, specialty retailers, food products companies and telephone equipment and service companies.

      OPERATIONS. The Company's outdoor advertising business involves the sale of space on advertising display faces and includes, in many cases, the design of advertisements and the construction of outdoor structures that carry these displays. The Company operates its outdoor advertising business primarily in the greater metropolitan areas of Seattle and Tacoma, Washington; Portland, Oregon; Boston and Worcester, Massachusetts; and Miami, Fort Lauderdale and West Palm Beach, Florida. The Company, which has a total of approximately 9,446 advertising displays nationwide, is the dominant operator of outdoor advertising in each of its markets. The Company believes that its strong market position, the geographical diversity of its operations and its emphasis on local advertisers lend stability to its revenue base, reduce its reliance on any single local economy or advertiser and mitigate the effects of fluctuations in national advertising expenditures. The Company also believes that its outdoor advertising operation will continue to be a substantial source of revenue and anticipates that any future growth in this business will result primarily through diversification of its customer base and increased demand brought about by creative marketing.

      The principal outdoor advertising display used by the Company is the billboard, of which there are three standardized types:

            * PAINTED BULLETINS, which generally are 14 feet high and 48 feet wide, consist of panels that are hand painted at the Company's facilities in accordance with design specifications supplied by the advertiser or, less frequently, panels covered with a single sheet of vinyl on which an image has been printed by computer. The panels are then transported to the site of the billboard and mounted to the face of the display. To attract more attention, panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Painted bulletins are usually located near major highways for maximum impact and space is usually sold to advertisers for periods of four to twelve months.

            * POSTER PANELS, which generally are 12 feet high by 25 feet wide, are the most common type of billboard. Lithographed or silk-screened paper sheets that are supplied by the advertiser are prepasted and packaged in airtight bags by the Company and applied, like wallpaper, to the face of the display. Poster panels are usually located on major traffic arteries, and space is usually sold to advertisers for periods of one to twelve months.

            * JUNIOR POSTERS are usually 6 feet high by 12 feet wide. The displays are prepared and mounted in the same manner as poster panels. Most junior posters, because of their smaller size, generally are concentrated on city streets and are targeted to pedestrian traffic. Space on junior posters usually is sold to advertisers for periods of one to twelve months.

      At December 31, 1994, the Company owned 1,384 painted bulletins, 6,541 poster panels and 1,521 junior posters distributed among markets served as follows:


                               DMA      PAINTED   POSTER        JUNIOR
        MARKET               RANK(1)   BULLETINS  PANELS        POSTERS
        ------               -------   ---------  ------        -------

NORTHWEST:
     Seattle/Tacoma. . . . .   12        213      1,673            373
     Portland. . . . . . . .   25        134      1,242             --

BOSTON:
     Boston/Worcester. . . .    6        302      2,042             96

FLORIDA:
     Miami/Fort Lauderdale .   16        505      1,192          1,052
     West Palm Beach . . . .   45        230        392             --
_______________


   (1) Source: Stations Volume of the Television & Cable Fact Book, No. 63, 1995 Edition. Designated Market Area ("DMA") rank is a common measure of market size based on population used by the media industry.


      The Company owns all of its outdoor displays, which generally are located on leased property. The typical lease provides for a term ranging from five to 15 years and for a reduction in or termination of rental payments in the event the view of the advertising structure becomes obstructed during the lease term. Usually, a property owner may terminate the lease in the event the site undergoes development. In the event of such lease termination, the Company seeks to relocate the structure at an alternate site, subject to zoning requirements, in order to maintain its inventory of advertising displays in the particular geographic region.

      SALES AND MARKETING. The Company sells advertising space on the Company's outdoor displays directly to advertisers, especially in the case of local and regional sales. The Company also sells advertising space to advertising agencies and specialized media buying services acting on behalf of national advertisers. These agencies charge the Company a commission for their services. In recent years, the Company has focused increasingly on selling to local and regional advertisers.

      A broad cross-section of advertisers utilize the Company's outdoor advertising services, including tobacco, food and beverage, financial service, automotive and entertainment companies. As a result of the Company's efforts to diversify its advertiser base and to reduce the percentage of its net revenue attributable to the advertising of tobacco products, the Company's largest outdoor advertising customer accounted for less than 2.5% of the Company's gross revenue in 1994.

      COMPETITION. The Company's outdoor advertising business competes directly with others engaged in the same business and indirectly with other types of advertising media, including television, radio, magazines, newspapers, business publications and direct mail marketing. Substantial competition exists among the various advertising media on a cost-per-rating-point basis and on the ability to reach effectively a particular demographic section of the market. As a general matter, competition is confined to a defined geographic market. While there are a few companies in the outdoor advertising business that are substantially larger than the Company, the Company is the largest owner and operator of outdoor advertising displays in the geographic markets in which it operates. The Company believes that it provides higher graphic quality, more timely installation and better sign maintenance than other outdoor advertisers in its markets.

      REGULATION. The location of outdoor advertising structures is regulated through zoning regulations adopted by state and local governments. Typically, the Company's outdoor advertising structures are located in commercial and industrial zones. In some jurisdictions there is a limitation on the number of outdoor advertising structures that can be located within the city limits.
Local zoning ordinances either restrict or prohibit outdoor advertising structures in specific areas in the various markets in which the Company operates. In addition, the 1965 Federal Highway Beautification Act (the "FHBA") requires states to adopt programs of effective regulation of outdoor advertising along federal highways in order to qualify for their full share of federal highway aid. However, the FHBA provides for the payment of compensation to the owner of a lawfully erected outdoor advertising structure that is removed by operation of the statute. In the event that a governmental entity seeks to compel the removal of one of the Company's outdoor advertising structures, the Company follows a policy of actively resisting unless adequate compensation is paid. The Company has initiated several lawsuits of this character and has prevailed in each such action. In addition, the Company has negotiated resolutions to other disputes without recourse to litigation.

AIRPORT ADVERTISING

      INDUSTRY OVERVIEW. Practically all airport complexes across the United States grant franchises for the use of displays, signs and other units to provide advertising services. Airport advertising is particularly attractive to advertisers targeting an affluent audience with travel-related needs. The airport advertising business is dominated by less than five competitors, with the Company the largest by a significant margin based on revenues.

      The airport advertising business requires a prospective franchisee to obtain from the appropriate airport authority a franchise agreement authorizing the franchisee to install, maintain and sell advertising space on advertising display units in the airport's terminal facilities. Many airport authorities have established advertising guidelines for, and some airport authorities reserve the right to approve, the location and content of advertising materials.

      Airport franchise agreements are individually negotiated with the appropriate authority charged with the management of the airport facility, usually a county, city or other governmental authority. In some instances, the franchisee enters into agreements with individual airlines maintaining separate terminal facilities under terms similar to those negotiated with the relevant airport authority. The franchise agreements have an average initial term of three to five years and require the payment of a concession fee to the airport authority based on a negotiated percentage of gross revenue derived from advertising in the airport facility. The amount generally is based on the size of the facility, the number of display units that can be located in the facility and the size and demographic characteristics of travelers using the facility. Many franchise agreements also require guaranteed minimum annual payments to be made in the event the fees otherwise payable to the airport authority are less than such minimum amount. Typically, at the conclusion of the initial franchise term, the franchise is either extended indefinitely, on an at-will basis, or subjected to a competitive bidding process.

      OPERATIONS. The Company is the largest owner and operator of airport advertising displays in the United States. It owns, maintains and sells advertising space on approximately 4,838 advertising display units in over 110 airport terminals throughout the United States, including principal airports serving the greater metropolitan areas of Boston, New York, Washington, D.C., Miami, Houston, Dallas/Fort Worth and Seattle.

      Airport advertising display units generally consist of freestanding displays (primarily 4 x 4 feet in size, with some 8 x 8 feet and some 10 x 20 feet), interior-lighted units (3 x 5 feet) and multiple display hotel and motel reservation boards with direct telephone lines to the advertised facilities. With the permission of the governing authority, the Company may install other types of display units at an airport. The Company sells advertising space on airport advertising display units for periods ranging from one month to one year.

      SALES AND MARKETING. National and local advertisers purchase airport advertising from the Company at rates based on passenger traffic surveyed at the relevant airport. The Company sells advertising space on the Company's airport advertising display units directly to the advertisers and also sells to advertising agencies and specialized media buying services acting on behalf of national advertisers. A broad cross-section of advertisers utilize the Company's airport advertising services, including hotels, motels and automobile rental companies, media and telecommunication companies and financial services companies. The Company's largest airport advertising customer accounted for less than 1% of the Company's gross revenue in 1994.

      COMPETITION. The award of an advertising franchise at each airport terminal facility generally is the result of a competitive process. Franchises are awarded based on the amount of any guaranteed minimum payment offered and the percentage of gross revenue to be paid to the airport authority, the franchisee's ability to meet specialized needs set forth in the governing agency's specifications and the franchisee's reputation and experience. The Company believes that its position as industry leader, its history in the business, its reputation for quality service and reliability and the size and expertise of its sales force generally provides it with a competitive advantage.

BROADCASTING

      The Company's broadcasting business segment involves the sale of air time to a broad range of national and local advertisers. The Company operates in six geographically diverse markets that offer a large and affluent population base attractive to many advertisers.

TELEVISION

      INDUSTRY OVERVIEW. Television station revenue is derived primarily from local, regional and national advertising and, to a lesser extent, from network compensation from studio rental and commercial production activities. Advertising rates are based upon a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. The size of a television station's audience is determined by independent rating service surveys.

      Affiliation with one of the major networks has a significant impact on the composition of the station's revenue, expenses and operations. A typical affiliate receives the majority of its programming each day from the network. This programming, together with cash payments, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network sells this advertising time and retains the revenue so generated.

      OPERATIONS. The following table sets forth certain information with respect to the Company's television stations and the markets in which they operate:



                                                                                              NO. OF
                                                                                            COMMERCIAL
                                                                                             STATIONS
                                                   CALL      DATE      NETWORK      DMA      RANKED IN
MARKET                                            LETTERS  ACQUIRED  AFFILIATION   RANK(1)   MARKET(2)   FREQUENCY(3)
- ------                                            -------  --------  -----------   -------   ---------   ------------

Syracuse, New York . . . . . . . . . . . . . . .   WIXT    May 1982      ABC         67        3 VHF         VHF
                                                                                               2 UHF(4)

Colorado Springs/Pueblo, Colorado. . . . . . . .   KKTV     January      CBS         97        3 VHF         VHF
                                                             1983                              1 UHF(5)

Bakersfield, California. . . . . . . . . . . . .   KGET     October      NBC         129       4 UHF(6)      UHF
                                                             1983

Vancouver, British Columbia and portions           KVOS    June 1985     (7)         (7)         (7)         VHF
  of Seattle, Washington (station located
  in Bellingham, Washington) . . . . . . . . . .

Salinas/Monterey, California . . . . . . . . . .   KCBA    June 1986     FOX         115       1 VHF         UHF
                                                                                               3 UHF(8)
_______________


(1)   Source: Television & Cable Factbook, No. 63, 1995 Edition.
(2) Source: Television & Cable Factbook, No. 63, 1995 Edition. Does not include public broadcasting stations, satellite stations or translators which rebroadcast signals from distant stations.
(3) Very high frequency ("VHF") stations transmit on channels 2 through 13; ultra high frequency ("UHF") stations transmit on channels 14 through 69. Technical factors, such as station power, antenna location and height and topography of the area, determine the geographic market served by a television station. In general, a UHF station requires greater power or antenna height to cover the same area as a VHF station.
(4) Two additional UHF channels have been allocated in the Syracuse market; however, there has been no construction activity to date with respect to these channels.
(5) Two additional UHF channels have been allocated in the Colorado Springs/Pueblo market; however, there has been no construction activity to date with respect to these channels.
(6) Two additional UHF channels have been allocated in the Bakersfield market; however, there has been no construction activity to date with respect to these channels.
(7) KVOS(TV), located in Bellingham, Washington, is a non-affiliated, independent station that serves primarily the Vancouver, British Columbia market (located in size between the markets of Sacramento, California and Orlando, Florida, which have DMA rankings of 21 and 22, respectively) and a portion of the Seattle, Washington market (DMA rank 12) and Whatcom County, Washington (equivalent in size to St. Joseph, Missouri, with a DMA rank of 190). The station's primary competition consists of 4 Canadian VHF stations.
(8) One additional UHF channel has been allocated in the Salinas/Monterey market; however, there has been no construction activity to date with respect to this channel.


      The Company's major-network affiliated television stations operate under standard two-year contracts which are automatically renewed for successive two-year terms unless the Company or the network exercises its right to cancel. Although federal regulations prohibit network contracts with terms of more than two years, successive terms are permitted. Under the terms of a network contract, the networks offer the Company's network-affiliated stations a variety of programs. The Company's network-affiliated stations have a right of first refusal to broadcast network programs before those programs can be offered to any other television station in the same market.

      The Company generally seeks to maximize the amount of commercial time it has available to sell to advertisers to attract broader and better defined audiences within its markets by emphasizing non-network programming during certain significant time periods. Such programming includes locally produced news, as well as syndicated and first-run talk programs, children's programming and movies acquired from independent sources.

      In the case of KVOS(TV), which is located in Bellingham, Washington and serves primarily the market of Vancouver, British Columbia, the percentage of network programming preempted by alternate programming is substantial. This preemption is due primarily to Canadian regulations that require Canadian cable television operators to delete the signals of United States-based stations broadcasting network programs in regularly scheduled time slots and replace them with the signals of the Canadian-based network affiliates broadcasting at the same time. By substituting this alternate programming, KVOS(TV) is able to maximize the amount of time it is on the air in the Vancouver market.

      SALES AND MARKETING. The principal sources of television broadcasting revenue for the Company are the sale of time to advertisers in the form of local, regional and national spot or schedule advertising and, to a much lesser extent, network compensation. Spot or schedule advertising consists of short announcements and sponsored programs either on behalf of advertisers in the immediate area served by the station (local) or on behalf of national and regional advertisers (national).

      During 1994, local spot or schedule advertising, which is sold by the Company's personnel at each station, accounted for approximately 42% of the total revenue generated by the Company's television stations. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 56% of the total revenue generated by the Company's television stations in 1994.

      Network compensation revenue is based upon network hourly rates payable to a station by a network and is tied to the number of network programs broadcast. Network hourly rates are fixed by the terms of the contract between the network and the station and are subject to change by the network, although the station has the right to terminate the contract if the change involves a decrease in rates. In the aggregate, network compensation revenue does not represent a significant portion of the total net revenue generated by the Company's stations.

      COMPETITION. The Company's television stations compete for revenue with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Factors material to maintaining an individual station's competitive position in the television broadcast industry include the station's management experience, authorized power, assigned frequency, network affiliation, audience identification and local program acceptance, together with the strength of the local competition.

      The Company's television stations compete for both audience and advertising with stations within their markets, as well as with cable television and other news and entertainment media serving the same markets. Cable television systems, which operate generally on a subscriber-payment basis, compete by carrying television signals from outside the broadcast market and by distributing programming originated exclusively for cable systems. Cable operators historically have not sought to compete with broadcast stations for a share of the local news audience. To the extent they elect to do so, increased competition from cable operators for local news audiences could have an adverse effect on the Company's advertising revenue. The Company also may face future competition from high-powered direct broadcast satellite services which could transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. In addition, the Company's television stations compete for audience with other forms of home entertainment, such as home videotape and disc players. Moreover, the television industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changes in labor conditions and in government regulations.

RADIO

      INDUSTRY OVERVIEW. Radio stations in the United States operate either on the amplitude modulation ("AM") band, comprising 107 different frequencies located between 540 and 1600 kilohertz ("KHz") in the low frequency band of the electromagnetic spectrum, or the frequency modulation ("FM") band, comprising approximately 100 different frequencies located between 88 and 108 megahertz ("MHz") in the very high frequency band of the electromagnetic spectrum. FM radio stations have captured a high percentage of the listening audience, in part because of the perception that stereo broadcasting, which was once only available on FM radio stations, provides enhanced sound quality.

      Radio station revenue is derived substantially from local, regional and national advertising and, to a lesser extent, from network compensation. The majority of the Company's radio broadcasting revenue is derived from local advertising generated by a station's local sales staff. National sales are made on a station's behalf by a national independent sales representative. The representative obtains advertising from national advertising agencies and receives a commission based on a percentage of gross advertising revenue generated. The principal costs incurred in the operation of radio stations are salaries, programming, promotion and advertising, sports broadcasting rights fees, rental of premises for studios and transmitting equipment and music license royalty fees.

      OPERATIONS. The following table sets forth certain information with respect to the Company's radio stations:



                                                                                     RADIO STATION
                                                RADIO                      NO. OF      FORMAT AND
                                               STATION                   COMMERCIAL      PRIMARY
                     CALL         DATE          POWER       ARBITRON    STATIONS IN    DEMOGRAPHIC
    MARKET          LETTERS     ACQUIRED       (WATTS)       RANK(1)      MARKET(1)       TARGET
 -----------       ---------   ----------     ---------     ---------    -----------     --------

Seattle/Tacoma,     KJR(AM)     May 1984        5,000          13           18 AM       Sports Talk;
Washington                                                                               Men 25-54

                    KJR-FM    October 1987     100,000         13           17 FM        ARRO-70'S;
                                                                                        Adults 25-54

                   KUBE(FM)     July 1994      100,000         13           17 FM       Rhythmic Top
                                                                                         40; Adults
                                                                                            18-34


(1)   Source: Radio Business Report, 1995, Vol. 3.


      The Company purchased KJR(AM), located in Seattle, Washington, in May 1984. KJR(AM) acquired the broadcast rights to SuperSonics games from the Company in the 1987-1988 season, and now serves as the SuperSonics' flagship radio station. In October 1987, the Company acquired KJR-FM (formerly called KLTX(FM)), also located in Seattle.

      On February 4, 1994, the Company entered into an agreement with Century Management, Inc. which resulted in the formation of New Century Seattle Partners, L.P. (the "Partnership") for the purpose of operating the assets of KJR(AM), KJR-FM and KUBE(FM). This venture was approved by the Federal Communications Commission ("FCC") and closed on July 14, 1994. Under the terms of the Amended and Restated Limited Partnership Agreement dated July 14, 1994, the Partnership purchased certain assets of KUBE(FM) from affiliated companies of Cook Inlet, Inc., an Alaska-based native American corporation, and KJR Radio, Inc. contributed certain assets of KJR(AM) and KJR-FM to the Partnership. Century Management, Inc. is the general partner of the Partnership and KJR Radio, Inc. is a limited partner holding approximately 97% of the equity interests in the Partnership after payment of certain preferred distributions to the other limited partners over the next three to four year period. The other limited partners include ASDP/New Century, Inc., a Massachusetts corporation, and Union Venture Corporation, a California corporation.

      On March 9, 1994, the Company sold radio station WAXY(FM) in Fort Lauderdale, Florida, to Clear Channel Radio, Inc. for approximately $14.0 million in cash, of which $13.0 million is for the assets of the radio station and $1.0 million is for a prepaid outdoor advertising contract. The net book value of WAXY(FM) at the time of the sale was approximately $10.5 million.

      During 1992, the Company completed the sale of two other radio stations. In March 1992, the Company sold all the assets of station WBOS(FM) in Boston, Massachusetts to GCI Boston, Inc. In October 1992, the Company sold substantially all of the broadcasting assets of stations KFXX(AM) and

KGON(FM) in Portland, Oregon to Apogee Communications Inc. of California. The Portland tower facilities, however, were retained by the Company.

      SALES AND MARKETING. The principal source of radio broadcasting revenue for the Company is the sale of air time to local advertisers. Advertising rates charged by each of the Company's radio stations are based primarily on the station's ability to attract audiences in the target demographic groups and the number of stations competing in the market area. The size of a radio station's audience is measured by independent rating service surveys.

      During 1994, local spot or schedule advertising, which is sold by the Company's personnel at each station, accounted for approximately 77% of the revenue generated by the Company's radio stations. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 19% of the Company's radio broadcasting revenue in 1994. The remaining revenue consisted of tower rentals and production fees.

      COMPETITION. Radio stations compete with other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, television, cable television, magazines, outdoor advertising, transit advertising and mail marketing. Competition within the radio broadcasting industry occurs primarily in individual market areas, and a station in one market generally does not compete with stations in other market areas.
In addition to management experience, factors material to competitive position include the station's rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of the stations in the market area. A competing station or a station changing its format could enter into direct competition with, and precipitate a decline in the ratings of, any one of the Company's stations. In addition, because a radio station's success in the ratings may depend to a large extent upon the presence of radio personalities who are able to develop large followings among listeners in a particular radio market, the arrival of a radio personality at a competing station or the loss of such person at one of the Company's radio stations could adversely affect that station's ratings.

      Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that may have an adverse competitive impact on the Company's radio broadcast properties. See "-- Broadcasting Regulation" below.

BROADCASTING REGULATION

      The television and radio industries are subject to extensive federal regulation under the Communications Act of 1934, as amended (the "Communications Act"), which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcastinglicenses, limits the number of broadcasting properties the Company may acquire and restricts alien ownership of capital stock of licensees. The FCC's multiple ownership rules limit certain ownership of media interests in the same market, such as stations of the same type (radio or television) serving the same geographic market, a radio station and a television station serving the same geographic market, a cable system and a television station serving the same geographic market and a radio station and a daily newspaper serving the same geographic market. However, since 1992, the rules have permitted an entity to own up to three radio stations, no more than two of which are AM or FM stations, in markets with fewer than 15 stations, so long as the owned stations represent less than 50% of the stations in the market. In radio markets with 15 or more commercial radio stations, an entity may own up to two AM and two FM commercial stations, so long as the combined audience share of those stations does not exceed 25%. The rules also restrict the total number of broadcasting stations which the Company may own nationwide generally to 18 AM and 18 FM radio stations and 12 television stations (so long as the television stations do not reach more than 25% of television households nationwide). The Company currently is in compliance with the FCC's rules governing the number of stations which may be owned. These limitations on ownership may affect the Company's ability to acquire additional stations in the future.

      The success of the Company's broadcasting segment depends upon its continuing to hold broadcast licenses from the FCC. Radio station licenses are issued for terms of seven years and television station licenses are issued for terms of five years. The Company's television stations KCBA, KVOS and WIXT have licenses that expire (subject to renewal) on December 1, 1998, February 1, 1999 and June 1, 1999, respectively. Television stations KGET and KKTV each has a license renewal application currently pending at the FCC. No competing applications have been filed, although petitions to deny the license renewal applications of KKTV and KGET have been filed by various parties. The Company's radio stations, KJR(AM), KJR-FM and KUBE(FM), have licenses that expire (subject to renewal) on February 1, 1998. While in the vast majority of cases licenses are renewed by the FCC, there can be no assurance that the Company's broadcasting licenses will be renewed, especially if competing applications to obtain the licenses are filed. With respect to KKTV and KGET, the Company believes that none of the petitions will result in a denial of the license renewal application of either of these stations.

      In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties and the "character" of the licensee and those persons holding attributable interests therein.

      The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners or viewers concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

      In March 1993, the FCC issued new rules establishing must-carry rights and retransmission consent rights for television stations, as required by the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act").
By June 17, 1993, each local television station had to elect either (i) to require its local cable television operator to carry its signal (the "must-carry option"), or (ii) to grant its consent to the local cable operator (the "retransmission consent option"). If a broadcaster chooses the must-carry option, the cable operator generally is required to carry such broadcaster's signal. However, the must-carry rights are not absolute, and their exercise depends on variables such as the number of activated channels on, and the location and size of, the cable system and the amount of duplicative programming on a broadcast station. If a broadcaster chooses the retransmission consent option, it may prohibit cable systems from carrying its signal or permit carriage under a negotiated compensation arrangement. The Company's four network-affiliated stations have chosen the retransmission consent option within their respective markets. By September 6, 1993, all cable systems were required to notify their subscribers which TV stations they would be carrying when the new cable TV rules went into full effect on October 6, 1993. Of the Company's four network-affiliated television stations, three (KKTV, KCBA and KGET) have granted retransmission consents to their local cable systems, while the other
(WIXT) has agreed to extend for one year the deadline to complete its negotiations with its local cable systems. While the Company believes that the remaining negotiation will be concluded successfully and that even if it is not successful the Company's operation would suffer no material adverse effect, there can be no assurance that this will be the case.

      FCC rules are subject to change and these changes may have an adverse competitive impact on the Company. For example, the FCC has adopted rule changes which may result in the expansion of the AM radio band, addition of more AM and FM stations, or increased power for existing AM and FM stations, by reducing the mileage spacing between existing stations and allowing the utilization of certain other engineering techniques (e.g., directional antennas and terrain shielding). Investigations by Congressional committees, the FCC and other governmental agencies into certain practices and conditions in the broadcasting industry (including broadcasting license renewal laws and policies, spectrum and/or license fees, copyright law revisions, advertising practices, cable television and trafficking rules) have resulted in various proposal or inquiries now pending or which may be considered in the future by such bodies.

      Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's broadcast properties. Such matters include, for example, an increase in the number of television stations one entity may own; changes to the license renewal process; proposal to impose spectrum use or other governmentally imposed fees upon licensees; the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes to broadcast technical requirements; proposals to allow telephone companies to deliver audio and video programming to the home through existing phone lines; and proposals to auction the right to use the radio broadcast spectrum to the highest bidders. Additional

FCC proposals which may have an adverse effect on the Company include the expansion of operating hours of daytime-only stations. The Company cannot predict whether any such proposed changes will be adopted nor can it judge in advance what impact, if any, any such proposed changes might have on its business. In addition, the Company cannot predict what other changes might be considered in the future, nor can it judge in advance what impact, if any, such other changes might have on its business.

      The FCC has proposed the adoption of rules for implementing advanced (including high-definition) television service ("ATV") in the United States. Implementation of ATV will improve the technical quality of television. Under certain circumstances, however, conversion to ATV operations may reduce a station's geographical coverage area. Implementation of ATV will impose additional costs on television stations providing the new service, due to increased equipment and operating costs. At the same time, there is a potential for increased revenues derived through the use of high-definition television. While the Company believes the FCC will authorize ATV in the United States, the Company cannot predict when such authorization might be given or the effect such authorization might have on the Company's business.

      KVOS, which derives much of its revenue from the Vancouver, British Columbia market, is regulated by certain aspects of Canadian law. In particular, although under Canadian tax laws advertising expenses are ordinarily deductible as business expenses, a Canadian firm may not deduct the cost of advertising on a United States-based television station which is directed into a Canadian market. In order to compensate for this disparity, KVOS sells advertising time in Canada at a discount from its standard rate. KVOS also is subject to certain restrictions on its broadcast of network programming. See "Broadcasting - Television - Operations" above.

OTHER BUSINESSES

      The Company's third business segment consists principally of its basketball operations. This segment, however, also incorporates the operations of the Company's real estate holdings and the expenses of the Company's corporate office.

THE SEATTLE SUPERSONICS

      The SuperSonics franchise is one of 27 members of the NBA. Teams in the NBA play a regular season schedule of 82 games from November through April and play several preseason exhibition games. Based on their regular season records, 16 teams qualify for post-season play, which culminates in the NBA championship. The SuperSonics have qualified for post-season play in each of the last three years.

      INDUSTRY OVERVIEW. NBA members share equally in the association's profits and have joint and several liability for its obligations. NBA affairs are supervised by a Board of Governors made up of a representative selected by each of the members. Through its elected Commissioner, the Board of Governors arbitrates disputes between members, assures that the conduct of members, players and officials is in accordance with the NBA Constitution and Bylaws, reviews and authorizes player transactions between members and imposes sanctions (including fines and suspensions) on members, players and officials who are found to have breached NBA rules. The sale of any NBA franchise is subject to the approval of a majority of the association's owners.

      OPERATIONS. Since 1983 the Company has owned and operated the SuperSonics, the NBA franchise for Seattle, Washington. The franchise has been operated in Seattle since it was granted by the NBA in 1966. The franchise, which is subject to the Constitution and Bylaws of the NBA, operates for an indefinite term of years so long as the Company maintains its membership in good standing.

      Currently, the SuperSonics maintain a full roster of 12 active players. The minimum roster under NBA rules is 11 players. The SuperSonics acquire new players primarily through the college draft, by signing veteran free agents uncommitted to another NBA franchise or by trading players with another franchise. NBA rules limit the aggregate annual salaries payable by each team to its players.

      SALES AND MARKETING. A major source of revenue for the SuperSonics is ticket sales for home games, as 100% of the revenue from these sales are retained by the home team. Average paid attendance per game increased from 13,098 for the 1991-92 regular season to 13,172 for the 1992-93 regular season and increased to 13,250 for the 1993-94 regular season. Average paid attendance for the 1994-95 through February 28, 1995 regular season increased to 13,585. The increases in average paid attendance were attributable mainly to the SuperSonics' improved win/loss record in each year. In addition, the increase in the 1994-95 season partly resulted from the team playing its home games at the Tacoma Dome which has a greater seating capacity than the Coliseum. The SuperSonics do not receive revenue from ticket sales for "away" games.

      In November 1993, the NBA granted franchises to the Canadian cities of Toronto and Vancouver, for $125 million each, to begin play in the 1995-96 season. The SuperSonics will receive its proportionate share of the franchisee fees received from these additional franchises. The SuperSonics share equally with the other NBA teams in revenue resulting from NBA agreements with television networks for the broadcast of league games and other NBA activities. The proportion of revenue resulting from the sale of broadcast rights, particularly television broadcast rights, has increased significantly in recent years and is expected to become a more significant portion of total NBA revenue, primarily because of the growth of cable television. In the spring of 1993, the NBA entered into a new contract with NBC providing for the television broadcast of certain league games through the 1997-98 season. This contract provides for a minimum payment to the NBA of $750 million over the four-year term of the contract.

      Other sources of revenue for the Company derived from its ownership of the SuperSonics include broadcast licensing, team advertising sponsorships and in-arena advertising. All of the SuperSonics' games are broadcast exclusively over KJR (AM), the Company-owned radio station in Seattle. Broadcasting rights to the SuperSonics' games are licensed to local cable systems and, outside the Seattle/Tacoma market, additional radio stations not affiliated with the Company.

      Broadcast revenue related to the SuperSonics, including the current contracts with NBC and Turner Network Television, is included in the Company's broadcasting segment.

      COMPETITION. Although the SuperSonics are the only professional basketball team in the Seattle area, they compete with other sports teams and other leisure activities for the attention of the local public.

EMPLOYEES

      As of December 31, 1994, the Company employed approximately 378 persons in its out-of-home media segment, 544 persons in its broadcasting segment and 97 persons in its other businesses segment. A sales force of approximately 63 employees based in New York, St. Louis and the Washington, D.C. area and in other regional offices, which is responsible for selling advertising space on the Company's outdoor advertising structures and airport displays, is included in this tabulation.

      Approximately 268 of the Company's employees are represented by various unions under 15 collective bargaining agreements. The Company believes that its employee relations are good. Collective bargaining agreements covering approximately 19% of the Company's employees are terminable during 1995. The Company believes that these collective bargaining agreements will be renegotiated or automatically extended and that any renegotiation will not materially adversely affect its operations.

FINANCIAL INFORMATION REGARDING BUSINESS SEGMENTS

      Financial information concerning each of the business segments in which the Company is engaged is set forth in Note 11 to the Notes to Consolidated Financial Statements.

RESTRICTIONS ON OPERATIONS

      The Company's Credit Agreement dated February 17, 1995 (the "1995 Credit Agreement"), with certain of its bank lenders, the Indenture dated October 7, 1993 (the "Indenture") respecting its 10/ /% Senior Secured Notes Due 2003 ("Senior Notes"), and its Note Agreements dated December 20, 1988 and Note Agreements dated December 1, 1989, with certain insurance company lenders as amended (collectively the "Subordinated Note Agreements") contain restrictions on the Company's operations. The 1995 Credit Agreement, Indenture and Subordinated Note Agreements include restrictions on aggregate indebtedness, acquisitions of securities or assets of operating businesses, stock issuances, the creation of liens, loans and advances, investments, capital expenditures, guarantees, dividends on or purchases of its capital stock, changes in lines of business, and transactions with affiliates. The 1995 Credit Agreement and Indenture also restrict the Company's ability to prepay other debt. The 1995 Credit Agreement and Subordinated Note Agreements generally prohibit the Company from engaging in a merger or certain sales of assets without the consent of the respective lenders. Additionally, acquisitions of additional business operations would generally require consents or waivers from certain of the Company's lenders with respect to several of the above restrictions.

      The Company has pledged the stock of all its subsidiaries to secure its obligations under the 1995 Credit Agreement and Indenture. In the event of a monetary default under the 1995 Credit Agreement or Senior Notes, the pledgee under the Pledge Agreement, on behalf of the bank lenders and Senior

Noteholders, could force a sale of all or a portion of the stock of the subsidiaries to satisfy the Company's obligations.

      Additional information concerning the 1995 Credit Agreement, Senior Notes and Subordinated Note Agreements is set forth in Note 5 to the Notes to Consolidated Financial Statements.

                              ITEM 2 - PROPERTIES

      The principal executive offices of the Company are located at 800 Fifth Avenue, Suite 3770, Seattle, Washington 98104. These offices, which consist of approximately 9,000 square feet, are leased by the Company pursuant to a lease that expires in 1996 and is subject to renewal options.

      The following table sets forth certain information regarding the Company's operating facilities as of December 31, 1994:



                                                                 APPROXIMATE       APPROXIMATE
                                                                SQUARE FOOTAGE    SQUARE FOOTAGE
LOCATION                                  NATURE OF FACILITY        OWNED             LEASED
- --------                                  ------------------      -----------      ------------

OUT-OF-HOME MEDIA:
  Seattle, Washington (Outdoor)                   Plant              35,889            -0-
  Boston, Massachusetts (Outdoor)                 Plant              31,882          4,900
  Miami, Florida (Outdoor)                        Plant             242,980             --
  Airport Advertising                            Offices                 --          7,389

BROADCASTING:
  Syracuse, New York (WIXT)                Station Operations        25,000             --
  Colorado Springs, Colorado (KKTV)        Station Operations        30,000            753
  Bakersfield, California (KGET)           Station Operations        16,740             --
  Bellingham, Washington (KVOS)            Station Operations        13,130          4,752
  Salinas, California (KCBA)               Station Operations        30,000          3,000

  Seattle, Washington
    (KJR(AM), KJR-FM, KUBE(FM))            Station Operations            --         14,007
  Portland, Oregon                          Antenna Facility          3,500

OTHER BUSINESSES:
  Seattle, Washington (SuperSonics)              Offices             30,000         16,624
                                            Practice Facility
  Seattle, Washington; New York, New York        Offices                 --         28,260
    (Corporate)


      The Company believes that its facilities are adequate for its present business and that additional space is generally available for expansion without significant delay. In 1994, the Company paid aggregate annual rentals on office space of approximately $1.3 million.

      The Company entered into a fifteen-year lease with the City of Seattle which will provide for the construction by the City of a new multi-purpose arena at the current site of the Seattle Coliseum for occupancy and use by the SuperSonics by the 1995-96 basketball season. This lease replaced the former lease for the Seattle Coliseum which was scheduled to expire at the end of the 1994-95 season. Since the Seattle Coliseum site is under construction during the 1994-95 basketball season, the Tacoma Dome was secured as the site for SuperSonics home games.

      At December 31, 1994, the Company owned 280 vehicles and leased 54 vehicles of various types for use in its operations. The Company owns a variety of broadcast-related equipment, including broadcast towers, transmitters, generators, microwave systems and audio and video equipment used in its broadcasting business. The Company also owns an airplane which is used for travel between the various facilities and leases an airplane for use by the Supersonics under a private carrier agreement.

      The Company believes that all of its buildings and equipment are adequately insured in accordance with industry practice.


                          ITEM 3 - LEGAL PROCEEDINGS

      The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. In addition, the Company participates in various governmental and administrative proceedings relating to, among other things, condemnation of outdoor advertising structures without payment of just compensation, disputes regarding airport franchises and matters affecting the operation of broadcasting facilities. The Company believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon its business or financial condition.

      The NBA regularly becomes involved in litigation with present or former players, league employees, persons with interests in franchises and others. The Company is unaware of any pending or threatened litigation which would have a material adverse effect upon the business or financial condition of the NBA or any of its members, including the SuperSonics.


                       ITEM 4 - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company currently are as follows:

  Barry A. Ackerley     60    Chairman of the Board and Chief Executive Officer
  William N. Ackerley   34    President and Chief Operating Officer
  Denis M. Curley       47    Executive Vice President and Chief Financial
                              Officer, Treasurer and Secretary
  Keith W. Ritzmann     43    Vice President and Controller

      Mr. Barry Ackerley, one of the founders of the Company, assumed the responsibilities of President and Chief Operating Officer of the Company following the resignation of Donald E. Carter effective March 1991 and until the appointment of William N. Ackerley as Senior Vice President and Chief Operating Officer effective April 1992. He has been the chief executive officer and a director of the Company and its predecessor and subsidiary companies since 1975 and is the Chairman of the Board.

      Mr. William Ackerley was elected President in August 1993. He has served as Chief Operating Officer of the Company since 1991 during which time he also served as General Manager of Ackerley Communications of the Northwest, Inc. (from March through July 1993) and as General Manager of KJR Radio, Inc. (from September through November 1991). He has been with the Company since 1986 and has served in the following capacities: from March 1986 to October 1988, as Vice President of the SuperSonics, in front office administration; from October 1988 to September 1989, as Vice President of the Company, working on special projects; from September 1989 to April 1991, as Project Manager with the Company's subsidiary, The New Seattle Arena, Inc., responsible for the development of a proposed sports arena.

      Mr. Curley, who joined the Company in December 1984, was named in March 1, 1995 to the position of Executive Vice President and Chief Financial Officer after having served as Senior Vice President and Chief Financial Officer of the Company since January 1990. He has been Vice President of Finance, serving as Chief Financial Officer of the Company, since May 1988, and Treasurer and Assistant Secretary of the Company since November 1985.

      Mr. Ritzmann, who joined the Company in November 1980, was named in January 1990 to the position of Vice President. He has been the Controller of the Company since 1986.

      Barry A. Ackerley and William N. Ackerley are father and son. Gail A. Ackerley, one of the three director nominees for election at the 1995 annual shareholder's meeting, is Barry Ackerley's wife and William Ackerley's mother. There are no other family relationships among any of the directors or executive officers. All officers serve at the pleasure of the Board of Directors.

                                    PART II

               ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

      As of March 17, 1995, the Company had 15,464,294 shares of outstanding common stock, 9,562,433 shares of which are voting common stock ("Common Stock") and 5,901,861 of which are Class B voting common stock ("Class B Common Stock"). As of the same date, there were 593 and 30 shareholders of record of Common Stock and Class B Common Stock, respectively. American Stock Transfer & Trust Company is the stock transfer agent for all common stock.

      It has been the policy of the Company's Board of Directors to retain any cash flow of the Company for working capital, expansion, and reduction of long-term debt. The Company paid its first ever cash dividend of $.03 per share on March 17, 1995 to shareholders of record on March 1, 1995. It is the present intention of the Company's Board of Directors to pay a similar dividend next year; however, such payment and any other future payment of dividends will depend upon, among other things, the Company's earnings and financial condition, capital requirements and general economic conditions. In this respect, payment of dividends is restricted by the terms of the 1995 Credit Agreement and Subordinated Note Agreements and the Indenture. Additionally, the Delaware general corporation law would restrict the payment of dividends under certain circumstances.

      The Company's Common Stock is listed and traded on AMEX under the symbol AK. The table below sets forth the high and low sales prices according to AMEX or bids, as applicable, for each full quarterly period within the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.



1993               High        Low        1994             High         Low
- ----               ----        ---        ----             ----         ---

First Quarter     $4 1/2      $2 1/2      First Quarter    8 3/8      5 3/8

Second Quarter    $5          $3 9/16     Second Quarter   8 1/4      5 7/8

Third Quarter     $4 3/4      $4          Third Quarter    6 5/8      5 5/8

Fourth Quarter    $6 1/2      $4 3/16     Fourth Quarter   7          5 5/8


      As of March 17, 1995, the high and low sales price of the Common Stock were at $8 1/2 and $8 1/2, respectively.

      No market has existed for the Class B Common Stock since its initial issuance in June 1987. Moreover, there are significant restrictions, set forth in the Company's Third Restated Certificate of Incorporation, on the ability of a stockholder to transfer shares of Class B Common Stock. As a consequence, there does not exist an established trading market for the Class B Common Stock.

                       ITEM 6 - SELECTED FINANCIAL DATA

      The following selected consolidated financial data with respect to the Company for the years ended December 31, 1990 through 1994 have been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements" and Notes thereto included elsewhere in this report.



                                                                 YEAR END DECEMBER 31,
                                          --------------------------------------------------------------------
                                             1994          1993           1992           1991           1990
                                             ----          ----           ----           ----           ----
                                                         (In thousands except per share data)

CONSOLIDATED STATEMENT OF
OPERATIONS DATA:

Revenue                                   $211,728       $192,958       $187,295       $182,193       $183,103
  Less agency commissions and discounts
                                           (25,626)       (22,346)       (22,769)       (22,838)       (24,028)
                                          ---------      ---------      ---------      ---------     ---------
Net revenue                                186,102        170,617        164,526        159,355        159,075

Expenses and other income
  Operating expenses                       143,469        132,774        125,441        128,153        125,884
  Disposition of assets                     (2,506)           759         (2,147)        22,243            ---
  Depreciation and Amortization             10,883         12,018         13,915         21,014         24,164
  Interest expense                          25,909         22,431         23,809         27,595         24,745
  Other (Income) expense                      (657)          (458)            13           (512)        (1,200)
                                          ---------      ---------      ---------      ---------      ---------
    Total expenses and other income        177,098        167,524        161,031        198,493        173,593
                                          ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes
and extraordinary item                       9,004          3,093          3,495        (39,138)       (14,518)

Income taxes                                    73            133          1,188            ---            ---
                                          ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinay item       8,931          2,960          2,307        (39,138)       (14,518)

Extraordinary item - loss on debt
  extinguishment in 1994 and 1993;
  utilization of tax loss carry             (2,099)          (625)         1,188            ---            ---
  forward in 1992                         ---------      ---------      ---------      ---------      ---------

Net income (loss) applicable to
  common shares                           $  6,832       $  2,335       $  3,495       $(39,138)      $(14,518)
                                          ---------      ---------      ---------      ---------      ---------
                                          ---------      ---------      ---------      ---------      ---------

Per common share:
  Income (loss) before
      extraordinary item                  $    .57       $    .19       $    .15       $  (2.54)      $   (.94)

  Extraordinary item                          (.13)          (.04)           .08           ---            ---
                                          ---------      ---------      ---------      ---------      ---------
  Net income (loss)                       $    .44       $    .15       $    .23       $  (2.54)      $   (.94)
                                          ---------      ---------      ---------      ---------      ---------
                                          ---------      ---------      ---------      ---------      ---------
  Common shares used in per
      share computation                     15,742         15,602         15,450         15,419         15,393

CONSOLIDATED BALANCE SHEET
DATA (AT END OF PERIOD):

Working capital                           $ 16,783       $  7,970       $(17,375)      $ (6,657)      $    448

Total assets                               170,783        160,493        166,756        186,694        214,325

Total long-term debt                       227,107        215,114        198,700        219,969        239,076

Total debt                                 234,884        231,676        242,679        264,715        250,911

Stockholder's deficiency                   (95,958)      (102,852)      (105,228)      (108,723)       (69,585)


                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company reported net income of $6.8 million, $2.3 million and $3.5 million in 1994, 1993 and 1992, respectively, after reporting net losses for the previous 11 years. Historically, the Company had sought to expand its businesses through acquisitions. This acquisition strategy has led the Company to incur substantial depreciation and amortization expense and interest expense on long-term debt. Financial results for the past three years reflect the decreased acquisition activity of the early 1990's combined with the increased profitability of the Company's existing operations.

  On October 7, 1993, the Company completed a refinancing of its senior indebtedness (the "1993 Refinancing") to obtain more favorable repayment terms respecting its senior indebtedness and to provide the Company with liquidity both in the near term and the long term. In connection with the 1993 Refinancing, the Company sold 10 3/4% Series A Senior Secured Notes due 2003 (the "Series A Senior Notes") for approximately $116.5 million in net proceeds and entered into a credit agreement with a new group of bank lenders (the "1993 Credit Agreement") providing for up to $71.875 million in borrowings and up to $4.75 million in standby letters of credit. The net proceeds from the sale of the Series A Senior Notes and proceeds from the initial borrowing under the 1993 Credit Agreement were used to repay all outstanding indebtedness of approximately $136.0 million under the previous credit agreement with certain bank lenders (the "1991 Credit Agreement") and to repurchase approximately $45.0 million in principal of outstanding senior subordinated notes held by certain insurance company lenders (the "Subordinated Notes").

  On January 5, 1994, the Company completed the exchange of Series A Senior Notes for 10 3/4% Senior Secured Notes due 2003 (the "Senior Notes") pursuant to an effective registration statement filed with the SEC, as required by the terms of a Registration Agreement with holders of the Series A Senior Notes. The financial terms of the Senior Notes are essentially identical to those of the Series A Senior Notes. The Company received no proceeds from such exchange.

  On February 17, 1995, the Company completed another refinancing of its senior indebtedness (the "1995 Refinancing") to obtain more favorable interest rate margins and repayment terms respecting its senior bank indebtedness. In connection with the 1995 Refinancing, the Company entered into a credit agreement with a new group of bank lenders (the "1995 Credit Agreement") providing for up to $65 million in borrowings including up to $7.5 million dollars in standby letters of credit. The net proceeds from the initial borrowing under the 1995 Credit Agreements were used to repay all outstanding indebtedness of approximately $51.3 million under the 1993 Credit Agreement.

  During the past three years, the Company maintained growth in net revenue, completed the sale of three of its radio stations, completed the acquisition of radio station KUBE(FM) in Seattle Washington and continued the cost containment program initiated in 1991. One by-product of the cost containment effort that has remained an important part of the Company's operating strategy is increased scrutiny of expenses. Rather than concentrating solely on maximizing revenues, the Company focuses on maximizing the Operating Cash Flow of each of its business segments. Proposed expenses are evaluated in light of the enhancements to revenue anticipated to flow from such expenditures.

  As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income (loss), management believes that Operating Cash Flow (defined as net revenue less operating expenses plus other income before amortization, depreciation, interest expense and disposition of assets) is an appropriate measure of the Company's financial performance. This measure excludes expenses consisting of depreciation, amortization, interest and disposition of assets because these expenses are not considered by the Company to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow, however, is not to be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

  The regional markets the Company serves, from time to time, experience varying degrees of recessionary influences. Management cannot presently determine the potential negative impact of such recessionary influences on the Company's operations and its financial condition.

  The Company implemented a reorganization of its operations by consolidating its operating subsidiaries at the end of 1994 in order to simplify administration procedures and reduce administrative costs.

RESULTS OF OPERATIONS

  The following tables set forth certain historical financial and operating data of the Company for the three-year period ended December 31, 1994, including separate net revenue, operating expense and other income and Operating Cash Flow information by segment:



                                                             YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------

                                             1994                      1993                          1992
                                       ---------------           ---------------               ----------------
                                                  AS %                       AS %                           AS %
                                                 OF NET                     OF NET                         OF NET
                                       AMOUNT    REVENUE         AMOUNT     REVENUE            AMOUNT      REVENUE
                                       ------    -------         ------     -------            ------      -------
                                                             (In thousands)

Net revenue. . . . . . . . . . . . .  $186,102   100.0%         $170,617    100.0%            $164,526     100.9%

Operating expenses and other
  (Income) expense:
  Operating expenses . . . . . . . .   143,469     77.1          132,774      77.8             125,441       76.2

  Other (income) expense, net. . . .      (657)    (0.4)            (458)     (0.3)                 13       (0.0)
                                      --------                  --------                      --------
  Total operating expenses and
    other income . . . . . . . . . .   142,812     76.7          132,316      77.5             125,454       76.2
                                      --------                  --------                      --------
Operating Cash Flow. . . . . . . . .    43,290     23.3           38,301      22.5              39,072       23.7

Other expenses:
  Depreciation and amortization. . .    10,883      5.8           12,018       7.0              13,915        8.5

  Interest expense . . . . . . . . .    25,909     13.9           22,431      13.2              23,809       14.5
                                      --------                  --------                      --------
    Total other expenses . . . . . .    36,792     19.7           34,449      20.2              37,724       22.9

Income (loss) before disposition of
  assets, income taxes, and
  extraordinary item . . . . . . . .     6,498      3.5            3,852       2.3               1,348        0.8

Disposition of assets. . . . . . . .    (2,506)     1.3              759       0.4              (2,147)      (1.3)

Income tax expense . . . . . . . . .        73       -               133       0.1               1,188        0.7
                                      --------                  --------                      --------
Income (loss) before
  extraordinary item . . . . . . . .     8,931      4.8            2,960       1.7               2,307        1.4

Extraordinary item . . . . . . . . .    (2,099)    (1.1)            (625)     (0.3)              1,188        0.7
                                      --------                  --------                      --------
Net income (loss). . . . . . . . . .  $  6,832      3.7          $ 2,335       1.4             $ 3,495        2.1
                                      --------                  --------                      --------
                                      --------                  --------                      --------



                                                    YEAR ENDED DECEMBER 31,
                                             ----------------------------------

                                                   1994      1993       1992
                                                   ----      ----       ----

                                                     (Dollars in thousands)

NET REVENUE:

  Out-of-home media ......................      $ 85,436   $ 74,876   $ 78,652

  Broadcasting............................        81,559     75,521     70,190

  Other...................................        19,107     20,220     15,684
                                                --------   --------   --------
    Total net revenue.....................      $186,102   $170,617   $164,526
                                                --------   --------   --------
                                                --------   --------   --------

OPERATING EXPENSES AND OTHER INCOME:

  Out-of-home media.......................      $ 58,408   $ 55,335   $ 54,570

  Broadcasting............................        44,330     39,523     40,488

  Other...................................        40,074     37,458     30,396
                                                --------   --------   --------
    Total operating expenses and other income   $142,812   $132,316   $125,454
                                                --------   --------   --------
                                                --------   --------   --------

OPERATING CASH FLOW:

  Out-of-home media.......................      $ 27,028   $ 19,541   $ 24,082

  Broadcasting............................        37,229     35,998     29,702

  Other...................................       (20,967)   (17,23)    (14,712)
                                                --------   --------   --------
    Total Operating Cash Flow.............      $ 43,290   $ 38,301   $ 39,072
                                                --------   --------   --------
                                                --------   --------   --------

CHANGE IN NET REVENUE FROM PRIOR PERIODS:

  Out-of-home media.......................         14.1%     (4.8)%        0.4%

  Broadcasting............................          8.0        7.6         2.0

  Other...................................         (5.5)      28.9        24.4

    Change in total net revenue...........          9.1        3.7         3.2


OPERATING DATA AS A PERCENTAGE OF NET REVENUE:

  Operating expenses and other income:

  Out-of-home media.......................         68.4%      73.9%       69.4%

  Broadcasting............................         54.4       52.3        57.7

  Other...................................        209.7      185.3       193.8

    Total operating expenses and other income      76.7       77.6        76.3

  Operating Cash Flow:

  Out-of-home media.......................         31.6%      26.1        30.6%

  Broadcasting............................         45.6       47.7        42.3

  Other...................................       (109.7)     (85.3)      (90.4)

    Total Operating Cash Flow.............         23.3       22.4        23.7



1994 COMPARED WITH 1993

  NET REVENUE. Net revenue for 1994 increased by $15.5 million, or 9.1%, to $186.1 million from $170.6 million in 1993. Net revenue in the Company's out-of-home media segment increased by $10.6 million, or 14.1%, in 1994 from 1993. This increase was due to increased sales volume reflecting a strengthening market for national advertising. The Company's broadcasting segment showed an increase in net revenue of $6.0 million, or 8.0%, for 1994 mainly due to increased rates and sales volumes. Net revenue for the Company's other businesses segment decreased $1.1 million, or 5.5%, in 1994 as compared with the same period in the previous year, mainly because the SuperSonics played only 5 NBA playoff games in 1994 as compared to 17 games in 1993.

  OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $10.5 million, or 7.9%, to $142.8 million from $132.3 million in 1993. However, operating expenses and other income as a percentage of net revenue decreased to 76.7% for 1994 from 77.6% for 1993. In 1994, the Company's out-of-home media operating expenses and other income increased $3.1 million, or 5.6%, from the previous year's level due to expenses related to increased business activity. Operating expenses and other income in the Company's broadcasting segment increased by $4.8 million, or 12.2%, to $44.3 million in 1994 from $39.5 million in 1993, mainly because of the addition of the operations of KUBE(FM). The other businesses segment's operating expenses and other income increased $2.6 million, or 7.0%, to $40.1 million in 1994 from $37.5 million in 1993 principally because of increases in SuperSonic player compensation.

  OPERATING CASH FLOW. Because the increase in revenues exceeded the increase in operating expenses and other income for the same period, Operating Cash Flow increased by $5.0 million or 13.0% in 1994 from 1993. The increase in Operating Cash Flow in the out-of-home media and broadcasting segments more than offset the decrease in the other businesses segment's Operating Cash Flow. As a result, Operating Cash Flow as a percentage of net revenue increased to 23.3% in 1994 from 22.4% in 1993.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by $1.1 million, or 9.4%, to $10.9 million in 1994 as compared to $12.0 million in 1993. The majority of this decrease resulted from a reduction in expenses associated with assets in the Company's broadcasting segment which have been fully amortized or depreciated. Depreciation and amortization expenses were further reduced by the sale of radio station WAXY(FM) in March 1994.

  INTEREST EXPENSE. Interest expense for 1994 increased by $3.5 million, or 15.5%, to $25.9 million from $22.4 million in 1993. This increase was due mainly to a combination of higher average interest rates and slightly higher average debt levels during 1994 compared to 1993, and the amortization of financing costs associated with the 1993 Refinancing. At current interest rate levels, management expects that the Company's interest expense for 1995 will decrease as a result of the 1995 Refinancing.

 DISPOSITION OF ASSETS. In 1994 the Company experienced a gain on the disposition of assets of $2.5 million compared to a loss on the disposition of assets of $0.8 million in 1993. The gain in 1994 was related to the sale of WAXY(FM) in March. In 1993 the Company experienced a loss on the disposition of assets of $0.8 million related to the sale of a long-term note receivable in June and the divestiture of its interest in the Washington Flyer Magazine in December.

  INCOME TAX EXPENSE. In 1994 the Company had $0.1 million in income tax expense under the alternative minimum tax rules. Management anticipates that the Company will continue to incur income tax expenses under the alternative minimum tax until operating loss carryforwards are substantially reduced.

  EXTRAORDINARY ITEM. As a result of the 1995 Refinancing, the Company wrote off deferred costs of $2.1 million related to the 1993 Credit Agreement in 1994.

  NET INCOME. Net income for 1994 was $6.8 million, an increase of $4.5 million from that in 1993. This increase was mainly due to the effect of increased business activity from the Company's out-of-home media operations in which the growth in net revenue far surpassed the increase in operating expenses, as described above. Net income as a percentage of net revenue increased to 3.8% in 1994 from 1.4% in 1993.

1993 COMPARED WITH 1992

  In order to conform to the 1994 presentation, the net revenue amounts for the Company's broadcasting and other businesses segments have been reclassified as stated below.

 NET REVENUE. Net revenue for 1993 increased by $6.1 million, or 3.7%, to $170.6 million from $164.5 million in 1992. Net revenue in the Company's out-of-home media segment decreased by $3.8 million, or 4.8%, in 1993 from 1992. This decrease was due to reduced sales volume reflecting a continued weakened market for national advertising and the effect of Hurricane Andrew on the Company's South Florida operations in the first and second quarters. The Company's broadcasting segment showed an increase in net revenue of $5.3 million, or 7.6%, for 1993, even though revenue was lost as the result of the sale of radio stations KGON/KFXX in October 1992. Net revenue from continuing broadcasting operations (after adjusting for the sale of these broadcasting operations) increased $7.7 million, or 11.5%, mainly due to increased rates and sales volumes in such continuing broadcasting operations. Net revenue for the Company's other businesses segment increased $4.5 million, or 28.9%, in 1993 as compared with the same period in the previous year, mainly because the SuperSonics played 17 NBA playoff games in 1993 as compared to nine games in 1992.

 OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $6.9 million, or 5.5%, to $132.3 million from $125.4 million in 1992, principally because of increases in the SuperSonics' operating costs incurred in the 1993 NBA playoffs. Operating expenses and other income as a percentage of net revenue increased to 77.6% for 1993 from 76.3% for 1992. In 1993, the Company's out-of-home media operating expenses and other income increased less than 1% from the previous year's level. Operating expenses and other income in the Company's broadcasting segment decreased by $1.0 million or 2.5% to $39.5 million in 1993 from $40.5 million in 1992, mainly because of the exclusion of some operating expenses for the radio stations KGON/KFXX which were sold in October 1992. Operating expenses and other income for 1993 with respect to continuing broadcasting operations (after adjusting for the sale of these broadcasting operations) increased $1.2 million, or 3.1%, to $39.5 million in 1993 from $38.3 million in 1992. The other businesses segment's operating expenses and other income increased $7.1 million, or 23.4%, to $37.5 million in 1993 from $30.4 million in 1992 principally because of increases in the SuperSonics' operating costs incurred through three rounds of the 1993 NBA playoffs.

 OPERATING CASH FLOW. Because the increase in operating expenses and other income exceeded the increase in revenues for the same period, Operating Cash Flow decreased by $0.8 million or 2.0% in 1993 from 1992. The decrease in Operating Cash Flow in the out-of-home media segment more than offset the increase in the other businesses segments' Operating Cash Flow. As a result, Operating Cash Flow as a percentage of net revenue decreased to 22.4% in 1993 from 23.7% in 1992.

 DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by $1.9 million, or 13.7%, to $12.0 million in 1993 as compared to $13.9 million in 1992. The majority of this decrease resulted from a reduction in expenses associated with assets in the Company's broadcasting segment which have been fully amortized or depreciated. Depreciation and amortization expenses were further reduced by the sale of radio stations KGON/KFXX.

 INTEREST EXPENSE. Interest expense for 1993 decreased by $1.4 million, or 5.9%, to $22.4 million from $23.8 million in 1992. This decrease was due mainly to a combination of lower average interest rates and lower average debt levels during the first nine months of 1993 as compared to the same period in 1992, slightly offset by an increase in the last three months of 1993 due to increased borrowing.

 DISPOSITION OF ASSETS. In 1993 the Company experienced a loss on the disposition of assets of $0.8 million compared with a gain on the disposition of assets of $2.1 million in 1992. The loss in 1993 was related to the sale of a long-term note receivable in June and the divestiture of its interest in the Washington Flyer Magazine in December. In 1992 the Company realized a gain of $1.1 million related to the sale of KGON/KFXX in Portland, Oregon, of $0.7 million related to the sale of property previously purchased for the proposed Arena project and $0.3 million related to the sale of WBOS(FM) in Boston, Massachusetts.

 INCOME TAX EXPENSE. In 1993 the Company had $0.1 million in income tax expense under the alternative minimum tax compared with no income tax expense in 1992 due to the utilization of operating loss carryforwards in that year.

 EXTRAORDINARY ITEM. As a result of the 1993 Refinancing, the Company wrote off deferred costs of $0.6 million related to the 1991 Credit Agreement and certain Subordinated Note Agreements.

 NET INCOME. Net income for 1993 was $2.3 million, a decrease of $1.2 million from that in 1992. This decrease was mainly due to the Company's loss recognition related to the disposition of assets in 1993 of $0.8 million compared with a gain on the disposition of assets of $2.1 million in 1992. In addition, the Company also experienced reduced Operating Cash Flow of $0.8 million, combined with the charges of $0.6 million related to the 1993 Refinancing and income tax expense of $0.1 million, as described above. Net income as a percentage of net revenue decreased to 1.4% in 1993 from 2.1% in 1992.

LIQUIDITY AND CAPITAL RESOURCES

  On February 17, 1995, the Company completed the 1995 Refinancing to obtain more favorable interest rate margins and repayment terms respecting its senior bank indebtedness. In connection with the 1995 Refinancing, the Company entered into the 1995 Credit Agreement providing for up to $65 million in borrowings including up to $7.5 million dollars in standby letters of credit. The net proceeds from the initial borrowing under the 1995 Credit Agreements were used to repay all outstanding indebtedness of approximately $51.3 million under the 1993 Credit Agreement. The financial statements reflect the maturities of the Company's long-term debt as if the 1995 Refinancing had occurred on December 31, 1994.

  Under the 1995 Credit Agreement, the Company presently has approximately $7.1 million available for borrowing under the revolving credit facility. The 1995 Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

  Borrowings under the 1995 Credit Agreement bear annual interest based on either the prime rate or LIBOR, at the Company's discretion, plus a margin determined by the Company's total leverage ratio, as defined in the agreement. The letter of credit facility bears interest at a rate determined by the Company's leverage ratio. These borrowings and the Senior Notes are subject to the Company's compliance with certain financial covenants and are secured by a pledge of stock of the Company's subsidiaries.

  The Company's working capital increased to $16.8 million at December 31, 1994 from $8.0 million at December 31, 1993. This increase was attributable mainly to the 1995 Refinancing which reduced the current portion of long-term debt by $9.0 million. In addition, net cash from operating activities was used to finance capital expenditures in the amount of $8.8 million in 1994.

  The Company's working capital increased to $8.0 million at December 31, 1993 from a deficiency of $17.4 million at December 31, 1992. This increase was attributable mainly to the 1993 Refinancing which reduced the current portion of long-term debt by $25.0 million. The Company also sold a long-term note receivable for $4.5 million, the proceeds of which were used to reduce the current portion of long-term debt. In addition, net cash from operating activities was used to repay $6.5 million of long-term debt and to finance capital expenditures in the amount of $3.5 million in 1993.

  For the periods presented, the Company has financed its working capital needs from cash provided by operating activities and the restructuring of its senior debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for 1994 decreased to $11.7 million from $15.1 million in 1993 mainly because of an increase in interest expense attributable to higher average rates and an increase in average debt levels.

  At December 31, 1994, the Company's capital resources consisted of $2.3 million in cash and cash equivalents and $10.0 million available under the 1995 Credit Agreement.

  The Company has recorded other assets of $3.7 million representing amounts due from certain state agencies. Such amounts are being contested by the state agencies. However, the Company is actively pursuing full collection of the amounts it is owed, and believes it will ultimately be successful in these efforts.

  The Company expended $3.9 million, $3.5 million and $8.8 million for capital additions in 1992, 1993 and 1994, respectively. The large portion of the 1994 increase was due to the construction of a practice facility for the SuperSonics. The Company anticipates that 1995 capital expenditures consisting primarily of construction and maintenance of billboard structures, broadcasting equipment, and other routine capital additions will be between $4.0 million and $4.5 million. The Company is also constructing $12.5 million of leasehold improvements in the new home of the SuperSonics, Key Arena. The construction is expected to be completed for the start of the 1995-96 regular season.

  On March 9, 1994, the Company sold radio station WAXY(FM), in Fort Lauderdale, Florida, to Clear Channel Radio, Inc. for approximately $14.0 million in cash, of which $13.0 million is for the assets of the radio station and $1.0 million is for a prepaid outdoor advertising contract. At the date of sale, the net book value of WAXY(FM) was approximately $10.5 million. The funds received from the sale were used to reduce long-term debt.

  In accordance with an agreement between the Company and Century Management, Inc. New Century Seattle Partners, L.P. (the "Partnership") was formed for the purpose of operating the assets of KJR(AM), KJR-FM and KUBE(FM). On July 14, 1994, the Partnership purchased certain assets of KUBE(FM) from affiliated companies of Cook Inlet, Inc., an Alaska-based native American corporation. See "Item 1 - Business - Broadcasting - Radio." In order to effect the purchase, the Partnership incurred approximately $18.1 million of debt. In addition, certain preferred distributions to other limited partners are reflected in the Company's long-term deb. See "Notes to Consolidated Financial Statements - Note 3."

QUARTERLY VARIATIONS

  The Company's results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the broadcasting segment. In particular, the Company's net revenue and Operating Cash Flow historically have been affected positively during the NBA basketball season (the first, second and fourth quarters) and by increased advertising activity in the second and fourth quarters.

TAXES

  At December 31, 1994, the Company had a net operating loss carryforward for federal income tax purposes of approximately $93.8 million and an investment tax credit carryforward of approximately $1.4 million. These carryforwards expire during the years 1996 to 2007.

INFLATION

  The effects of inflation on the Company's costs generally have been offset by increases in advertising rates charged in the out-of-home media and broadcasting segments and by increases in ticket prices for the SuperSonics.

RECENT ACCOUNTING PRONOUNCEMENTS

  There are no pending changes in accounting standards that are expected to have a material impact on the Company's financial position or results of operations.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Information called for by this item is included in Item 14, pages F-1 through F-20.


             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.


                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information concerning directors and certain executive officers of the Company see the section entitled "Election of Directors" in the Company's definitive Proxy Statement dated March 27, 1995 ("Proxy Statement") which is incorporated herein by reference and "Executive Officers of the Registrant" under Item 4 of this report.

                       ITEM 11 - EXECUTIVE COMPENSATION

  For information concerning executive compensation see the section entitled "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.


                    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

  As of March 17, 1995, Barry A. Ackerley was the only person to the Company's knowledge owning beneficially more than 5% of the outstanding shares of Common Stock and Class B Common Stock. For information concerning Mr. Ackerley's security ownership and the ownership of management see the section entitled "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.


                     ITEM 13 - CERTAIN RELATIONSHIPS AND
                             RELATED TRANSACTIONS

   For information concerning certain relationships and related transactions, see the Section entitled "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference, except for the Sections entitled "Board Report on Executive Compensation" and "Shareholder Return Performance Presentation".

                                   PART IV

              ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K

(a)(1) and (2)  The following documents are being filed as part of this Report:

                       INDEX TO FINANCIAL STATEMENTS
                                                                         Page
                                                                        Number
                                                                        ------

Report of Ernst & Young LLP, independent auditors......................    F-1

Consolidated balance sheets as of December 31, 1994
  and 1993.............................................................    F-2

Consolidated statements of operations for the
  years ended December 31, 1994, 1993 and 1992.........................    F-3

Consolidated statements of stockholders' deficiency
  for the years ended December 31, 1994, 1993 and 1992.................    F-4

Consolidated statements of cash flows for the years
  ended December 31, 1994, 1993 and 1992...............................    F-5

Notes to consolidated financial statements.............................    F-6

Summary of quarterly financial data (unaudited)........................   F-20

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3)  EXHIBITS:

Exhibit
  No.                      Exhibit
- -------                    -------

 3.1      Third Restated Certificate of Incorporation

 3.2      Amendment dated May 11, 1994 to Third Restated Certificate of
          Incorporation

 3.3      Amended and Restated Bylaws(1)

 4.1 Indenture dated October 1, 1993 between the Company and First Bank National Association, relating to the 10 3/4% Series A Senior Secured Notes and the 10 3/4% Senior Secured Notes Due 2003(2)

 4.2      Form of Specimen 10 3/4% Senior Secured Note Due 2003((2))

10.1 Credit Agreement dated as of February 17, 1995, by and among First Union National Bank of North Carolina, Natwest Bank, N.A., Seattle-First National Bank, Union Bank and Long-Term Credit Bank of Japan, Ltd.

10.2 Composite Conformed Copies of Note Agreement between the Company and certain insurance companies, dated as of December 1, 1988(1)

10.3 Composite Conformed Copies of Note Agreement between the Company and certain insurance companies, dated as of December 1, 1989(3)

10.4 Amendment No. 1 dated October 18, 1991 to Note Agreements dated December 1, 1988 and December 1, 1989(4)

10.5 Agreements of Waiver and Amendment dated as of September 30, 1990, relating to the Note Agreements(5)

10.6      Implementation and Waiver Agreement dated October 18, 1991(4)

10.7 Interest Rate Conversion Agreement dated June 20, 1989 between the Company and The Bank of California, N.A.(3)

10.8 ISDA Master Agreement dated as of June 23, 1994 between National Westminster Bank USA and Ackerley Communications, Inc.

10.10 The Company's Employee Stock Option Plan, as amended and restated as of June 8, 1988(6)

10.11 Amendment to the Company's Employee Stock Option Plan dated December 17, 1993(7)

10.12 Amendment to the Company's Employee Stock Option Plan dated February 16, 1994(7)

10.13     Form of Incentive Stock Option Agreement (without escrow)(6)

10.14 Form of Non-Incentive Stock Option Plan, as amended and restated as of June 8, 1988(6)

10.15 Agreement between King County and Ackerley Communications, Inc. dated April 17, 1992, and addendum dated April 22, 1992, for the sale of
          12.5 acre parcel of land(8)

10.16 Asset Purchase Agreement dated as of July 27, 1992, between Ackerley Communications, Inc. and KSGO/KGON, Inc., and APOGEE Communications, Inc.(9)

10.17 Purchase Agreement dated October 1, 1993 between the Company and The First Boston Corporation(2)

10.18 Registration Agreement dated October 1, 1993 between the Company and The First Boston Corporation(2)

10.19 Pledge Agreement dated as of October 1, 1993 between the Company and First Trust of California, National Association(2)

10.20 Asset Purchase Agreement dated December 17, 1993 by and between GRADH-105, Inc., Ackerley Radio of Florida, Inc., Clear Channel Radio, Inc. and Clear Channel Radio Licenses, Inc.(7)

10.21 Amended and Restated Limited Partnership Agreement of New Century Seattle Partners, L.P. dated July 14, 1994(10)

10.22 Premises Use and Occupancy Agreement between The City of Seattle and SSI Sports, Inc. dated March 2, 1994

21.1      Subsidiaries of the Company

23.1      Consent of Ernst & Young LLP

24.1      Power of Attorney of Michel C. Thielen dated March 20, 1995


____________

(1) Incorporated by reference to Exhibits 3.3 and 10.12, respectively, to the Company's 1988 Annual Report on Form 10-K, File No. 0-16676

(2) Incorporated by reference to Exhibits 4.1, 4.2, 10.19, 10.20 and 10.21 of the Company's Registration Agreement on Form S-1, File No. 33-70936

(3) Incorporated by reference to Exhibits 10.13 and 10.16, respectively, to the Company's 1989 Annual Report on Form 10-K, File No. 1-10321

(4) Incorporated by reference to Exhibits 10.9 and 10.10, respectively, to the Company's 1991 Annual Report on Form 10-K, File No. 1-10321

(5) Incorporated by reference to Exhibit 10.20 to the Company's 1990 Annual Report on Form 10-K, File No. 1-10321

(6) Incorporated by reference to Exhibits 4.2, 4.3 and 4.4, respectively, to the Company's Registration Statement on Form S-8, File No. 33-22545

(7) Incorporated by reference to Exhibits 10.11, 10.12 and 10.23, respectively, to the Company's 1993 Annual Report on Form 10-K, File No. 1-10321

(8) Incorporated by reference to Exhibit 10.21 to the Company's 1992 Annual Report on Form 10-K, File No. 1-10321

(9) Incorporated by reference to Exhibit 6(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-10321

(10) Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-10321


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter ending December 31, 1994

(c) Exhibits required by Item 601 of Regulation S-K are being filed herewith. See Item 14(a)(3)

(d) Financial statements required by Regulation S-X are being filed herewith. See Item 14(a) (1) and (2)

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1995.

                                   ACKERLEY COMMUNICATIONS, INC.



                                   By: /S/ BARRY A. ACKERLEY
                                       -----------------------------------------
                                       Barry A. Ackerley, Chairman of the Board
                                       and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated, on the 23rd day of March, 1995.

A Majority of the Board of Directors:     Principal Executive Officer:


/S/ BARRY A. ACKERLEY              /S/ BARRY A. ACKERLEY
- ---------------------------        ----------------------------------------
Barry A. Ackerley, Chairman        Barry A. Ackerley, Chairman of the Board
of the Board                       and Chief Executive Officer

                                   Principal Financial Officer:


                                   /S/ DENIS M. CURLEY
                                   ----------------------------------------
                                   Denis M. Curley, Executive Vice President
                                   and Chief Financial Officer, Treasurer
MICHEL C. THIELEN*                 and Secretary
- ------------------
Michel C. Thielen, Director
                                   Principal Accounting Officer:

*By:  /S/ BARRY A. ACKERLEY        /S/ KEITH W. RITZMANN
    -----------------------        ----------------------------------------
    Barry A. Ackerley              Keith W. Ritzmann, Vice President
    Attorney-in-Fact               and Controller

                          ACKERLEY COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                  ------------

                                 ASSETS (Note 7)


                                                                             December 31,
                                                                         1994           1993
                                                                         ----           ----
                                                                           (In thousands)
Current assets:
  Cash and cash equivalents                                             $  2,288       $  6,732
  Accounts receivable, net of allowance for doubtful
    accounts of $1,160 in 1994 and $941 in 1993 (Note 4)                  42,553         37,237
  Current portion of broadcast rights                                      4,266          4,605
  Prepaid and other current assets                                         7,310          7,625
                                                                       ---------       --------
    Total current assets                                                  56,417         56,199
Property and equipment, net (Note 5)                                      64,489         61,616
Intangibles (Note 6)                                                      36,716         31,769
Other assets                                                              13,161         10,907
                                                                       ---------       --------
                                                                        $170,783       $160,491
                                                                       ---------       --------
                                                                       ---------       --------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                       $ 5,788        $ 7,463
  Accrued interest                                                         4,799          3,979
  Other accrued liabilities                                                7,575          8,721
  Deferred revenue                                                        13,695         11,504
  Current portion of long-term debt (Note 7)                               7,777         16,562
                                                                       ---------       --------
    Total current liabilities                                             39,634         48,229
Long-term debt (Note 7)                                                  227,107        215,114
                                                                       ---------       --------
    Total liabilities                                                    266,741        263,343
Commitments and contingencies (Note 11)
Stockholders' deficiency: (Note 10)
  Common stock, par value $.01 per share-authorized
    50,000,000 shares, issued 10,937,379 at December 31,
    1994, and 10,901,379 shares at December 31, 1993,
    and outstanding 9,562,433 shares at December 31, 1994,
    and 9,526,433 at December 31, 1993                                       109            109
  Class B common stock, par value $.01 per share-
    authorized 6,972,230 shares, issued and
    outstanding 5,901,861 shares at December 31, 1994,
    and 5,904,111 at December 31, 1993                                        59             59
  Capital in excess of par value                                           3,007          2,945
  Deficit                                                                (89,044)       (95,876)
  Less common stock in treasury, at cost                                 (10,089)       (10,089)
                                                                       ---------       --------
    Total stockholders' deficiency                                       (95,958)      (102,852)
                                                                       ---------       --------
                                                                        $170,783       $160,491
                                                                       ---------       --------
                                                                       ---------       --------



                       See accompanying notes.                             F-2

                   ACKERLEY COMMUNICATIONS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS

                            ----------



                                                                      Year ended December 31,
                                                           ---------------------------------------
                                                                1994           1993           1992
                                                                ----           ----           ----
                                                                    (In thousands, except
                                                                      per share amounts)
Revenue                                                     $  211,728     $  192,958     $  187,295
Less agency commissions and discounts                           25,626         22,341         22,769
                                                            ----------     ----------     ----------
Net revenue                                                    186,102        170,617        164,526

Expenses and other income:
  Operating expenses                                           143,469        132,774        125,441
  Disposition of assets                                         (2,506)           759         (2,147)
  Amortization                                                   3,794          4,415          5,229
  Depreciation                                                   7,089          7,603          8,686
  Interest expense                                              25,909         22,431         23,809
  Other (income) expense                                          (657)          (458)            13
                                                            ----------     ----------     ----------
Total expenses and other income                                177,098        167,524        161,031

Income before income taxes
  and extraordinary items                                        9,004          3,093          3,495
Income taxes (Note 8)                                               73            133          1,188
                                                            ----------     ----------     ----------
Income before extraordinary items                                8,931          2,960          2,307
Extraordinary items: loss on debt
  extinguishment in 1994 and 1993; utilization
  of tax loss carryforward in 1992                              (2,099)          (625)         1,188
                                                            ----------     ----------     ----------

Net income                                                  $    6,832     $    2,335     $    3,495
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

Income per common share,
  before extraordinary items                                $      .57     $      .19     $      .15
Extraordinary items                                               (.13)          (.04)           .08
                                                            ----------     ----------     ----------

Net income per common share                                 $      .44      $     .15     $      .23
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

Weighted average number of shares                               15,742         15,602         15,452



                     See accompanying notes.                                F-3

                     ACKERLEY COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                             -----------


                                                                      Capital                       Common
                                                          Class B     in excess                      stock in
                                             Common       common       of par                        treasury
                                             stock        stock         value       Deficit         (at cost)
                                             -----        -------     ---------     -------         ---------
                                                     (in thousands)

Balance, January 1, 1992                     $ 109        $ 59         $2,904      $(101,706)      $(10,089)

Net income                                      --          --             --          3,495             --
                                             -----        ----         ------      ---------      ----------

Balance, December 31, 1992                     109          59          2,904        (98,211)       (10,089)

Exercise of stock options
     (Note 10)                                  --          --             41             --             --

Net income                                      --          --             --          2,335             --
                                             -----        ----         ------      ---------      ----------

Balance, December 31, 1993                     109          59          2,945        (95,876)       (10,089)

Exercise of stock options
     (Note 10)                                  --          --             62             --             --

Net income                                      --          --             --          6,832             --
                                             -----        ----         ------      ---------      ---------

Balance, December 31, 1994                   $ 109        $ 59         $3,007      $ (89,044)     $ (10,089)
                                             -----        ----         ------      ---------      ----------
                                             -----        ----         ------      ---------      ----------



                        See accompanying notes.                         F-4

                          ACKERLEY COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              ---------------------


                                                                                      Year ended December 31,
                                                                   -----------------------------------------------------
                                                                          1994              1993                 1992
                                                                          ----              ----                 ----
                                                                                       (In thousands)

Cash flows from operating activities:
 Cash received from customers                                       $    178,524        $    166,218         $   160,183
 Cash paid to suppliers and employees                                   (144,073)           (131,972)           (126,174)
 Interest paid, net of amount capitalized                                (22,784)            (19,167)            (25,363)
                                                                    ------------        ------------         -----------
   Net cash provided by operating activities                              11,667              15,079               8,646

Cash flows from investing activities:
 Proceeds from the sale of properties                                     13,306                  --              16,969
 Payment for acquisitions                                                (17,397)                 --                  --
 Capital expenditures                                                     (8,794)             (3,478)             (3,864)
 Proceeds from sale of note receivable                                        --               4,500                  --
 Other, net                                                               (6,162)             (6,499)             (1,765)
                                                                    ------------        ------------         -----------
   Net cash provided by (used in) investing activities                   (19,047)             (5,477)             11,340

Cash flows from financing activities:
 Borrowings under Credit Agreements                                       30,126              71,875                  --
 Borrowings under senior notes                                                --             120,000                  --
 Payments under Credit Agreements                                        (27,180)           (157,625)            (22,175)
 Payments under subordinated notes                                            --             (45,000)                 --
 Other, net                                                                  (10)                872                   2
                                                                    ------------        ------------         -----------
   Net cash provided by (used in) financing activities                     2,936              (9,878)            (22,173)
                                                                    ------------        ------------         -----------

Net decrease in cash and cash equivalents                                 (4,444)               (276)             (2,187)

Cash and cash equivalents at beginning of period                           6,732               7,008               9,195
                                                                    ------------        ------------         -----------
  Cash and cash equivalents at end of period                        $      2,288        $      6,732         $     7,008
                                                                    ------------        ------------         -----------
                                                                    ------------        ------------         -----------

Reconciliation of net income to net cash provided by
 operating activities:
   Net income applicable to common shares                            $     6,832        $      2,335         $     3,495
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Income taxes                                                            --                 133                  --
      Disposition of assets                                               (2,506)                759              (2,147)
      Loss on debt extinguishment                                          2,099                 625                  --
      Depreciation and amortization                                       10,883              12,018              13,915
      Gain on sale of property and equipment                                (209)               (722)               (209)
      Changes in assets and liabilities, net of effects
        from acquisitions:
          Accounts receivable                                             (6,691)             (5,478)             (1,517)
          Other current assets                                               315               3,063                (458)
          Accounts payable and accruals                                   (2,821)               (683)               (384)
          Accrued interest                                                   820               2,345              (2,838)
          Deferred revenue                                                 2,191               1,632                 893
          Other, net                                                         754                (948)             (2,104)
                                                                    ------------        ------------         -----------
 Net cash provided by operating activities                          $     11,667        $     15,079         $     8,646
                                                                    ------------        ------------         -----------
                                                                    ------------        ------------         -----------
Supplemental disclosure of noncash
 transactions - broadcast rights acquired
 and broadcast obligations assumed                                  $      6,020        $      6,854         $     7,475
                                                                    ------------        ------------         -----------
                                                                    ------------        ------------         -----------



                     See accompanying notes.                          F-5

                          ACKERLEY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) PRINCIPLES OF CONSOLIDATION - The accompanying financial statements consolidate the accounts of Ackerley Communications, Inc. and its subsidiaries (the "Company"), substantially all of which are wholly owned. Minority interest is not material. All significant intercompany transactions have been eliminated in consolidation.

     (b) REVENUE RECOGNITION - Display advertising revenue is recognized ratably on a monthly basis over the period in which advertisement displays are posted on the advertising structures or in the display units. Broadcast revenue is recognized in the period in which the advertisements are aired. Payments from clients, which are received in excess of one month's advertising, are recorded as deferred revenue. Ticket payments are recorded as deferred revenue when received and recognized as revenue ratably as home basketball games are played.

     (c) PROPERTY AND EQUIPMENT - Property and equipment are carried on the basis of cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. When operating property and equipment are retired or sold, any funds received are credited to an asset pool with no gain or loss recognized, unless all assets in the pool are fully depreciated. Depreciation of property and equipment is provided on the straight-line and accelerated methods over the estimated useful lives of five to 40 years.

     (d) INTANGIBLE ASSETS - Intangible assets are carried on the basis of cost and are amortized principally on the straight-line method over estimated useful lives, ranging from one to 40 years. Franchises are recorded at cost and represent the acquisition cost of the rights to operate display units in airports. Goodwill represents the cost of acquired businesses in excess of amounts assigned to certain tangible and intangible assets at the dates of acquisition.

     (e) BROADCAST RIGHTS AND OBLIGATIONS - Television films and syndication rights acquired under license agreements (broadcast rights) and the related obligations incurred are recorded as assets and liabilities at the time the rights are available for broadcasting based upon the gross amount of the contract. The capitalized costs are amortized on an accelerated basis over the contract period

                        ACKERLEY COMMUNICATIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 -----------

or the estimated number of showings, whichever results in the greater aggregate monthly amortization. Broadcast rights are carried at the lower of unamortized cost or net realizable value. The estimated cost of broadcast rights to be amortized during the next year has been classified as a current asset.

     (f) DEFERRED COMPENSATION - Certain player and other personnel contracts include deferred compensation provisions. The present value of such deferred compensation is recorded as an obligation and charged to operating expenses ratably over the contract period.

     (g) INCOME PER COMMON SHARE - Income per common share is calculated by dividing net income by the weighted average number of shares of common stock, Class B common stock, and if dilutive, common stock equivalents outstanding during the period.

     (h) CASH EQUIVALENTS - The Company considers investments in highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

     (i) CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS - The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments with major banks. The Company has not experienced any losses on these investments. The carrying value of financial instruments, which include cash, receivables, payables, and long-term debt, approximates market value at December 31, 1994.

     The Company uses interest rate swap and cap agreements to modify the interest rate characteristics of its long-term debt and attempts to effectively maintain a portion of the debt with floating interest rates. These agreements generally involve the exchange of fixed or floating rate payment obligations without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is

                          ACKERLEY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

included in other current liabilities or assets. The fair values of the swap and cap agreements are not recognized in the financial statements.

     (j) RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 1994 presentation.

2.   DISPOSITIONS

     On March 9, 1994, the Company sold radio station WAXY(FM) in Fort Lauderdale, Florida to Clear Channel Radio, Inc. for approximately $14.0 million in cash, of which $13 million was for the net assets of the radio station and $1.0 million was for a prepaid outdoor advertising contract. The $2.5 million gain on the sale is included in disposition of assets. The net book value of WAXY(FM) at the date of the sale was approximately $10.5 million.

     During 1993, the Company sold a long-term note receivable originally obtained in connection with the sale of a broadcast operation. The difference between the face amount of the note and the sales proceeds of approximately $0.5 million is reflected as a loss on disposition of assets in 1993.

     In 1992, the Company sold certain assets at its Portland, Oregon broadcast location, resulting in a gain of $1.1 million included in disposition of assets. In 1991, the Company incurred losses related to disposition of assets totaling $22.2 million, of which $5.6 million related to the sale of land and buildings, $10.5 million related to the sale of WBOS(FM), and $6.1 million related to certain intangible assets at WAXY(FM). These transactions, which were finalized in 1992, ultimately resulted in a gain in 1992 of $1 million included in disposition of assets.

3.   INVESTMENT IN RADIO PARTNERSHIP

     The Company entered into an agreement with Century Management, Inc. which resulted in the formation of New Century Seattle Partners, L.P. (the "Partnership") for the purpose of operating the assets of KJR(AM), KJR-FM and KUBE(FM). This venture was approved by the Federal Communications Commission ("FCC") and closed on July 14, 1994, at which time the Company contributed the assets of KJR(AM) and KJR-FM, with a book value of $5.5 million, to the Partnership.

                          ACKERLEY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

Also on July 14, 1994, the Partnership purchased the assets of KUBE(FM) for approximately $17.7 million financed by bank borrowings.

     Century Management, Inc. is the general partner of the Partnership and KJR Radio, Inc., a wholly owned subsidiary of the Company, is a limited partner holding approximately 97% of the equity interests in the Partnership after payment of certain preferred distributions to the other limited partners over the next three to four years.

     The following table summarizes on an unaudited, pro forma basis the consolidated results of operations of the Company for 1994, 1993, and 1992 giving pro forma effect to the investment in New Century Seattle Partners, L.P. as if the investment had been made on January 1, 1992. These pro forma consolidated statements do not necessarily reflect the results of operations which would have occurred had such investment taken place on the date indicated. Due to the Company's 97% ownership interest in the partnership, the result of the partnership's operations after the actual date of investment are included in the Company's consolidated balance sheets and statements of operations.
Minority interests are not material.


                                         (In thousands except per share amounts)
                                                1994         1993          1992
                                                ----         ----          ----
     Net revenue                           $ 188,945    $ 175,537     $ 169,044
     Operating expenses                      182,762      174,670       167,600
     Income before extraordinary items         8,282        1,492           256
     Net income applicable to common shares    6,183          867         1,444
     Net income per common share                 .39          .06           .09

4.   ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The allowance for doubtful accounts is summarized as follows:


                                                        1994     1993     1992
                                                     -------   ------  -------
     Balance at beginning of year                    $   941   $  910  $   950
     Additions charged to operating expense            1,375      811    1,299
     Write-offs of receivables, net of recoveries     (1,156)    (780)  (1,339)
                                                     -------   ------  -------
     Balance at end of year                          $ 1,160    $ 941  $   910
                                                     -------   ------  -------

                          ACKERLEY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

5.   PROPERTY AND EQUIPMENT

      At December 31, 1994 and 1993, property and equipment consisted of the following:


                                                                     Estimated
                                                 1994      1993     useful life
                                             --------    --------   -----------
                                                 (In thousands)
     Land                                    $  6,920    $  6,929
     Advertising structures                    73,687      71,287    9-15 years
     Broadcast equipment                       48,121      47,782      10 years
     Building and improvements                 25,289      21,607   20-40 years
     Office furniture and equipment            14,328      13,436      10 years
     Transportation and other equipment         9,379       9,282    5-15 years
                                             --------    --------
                                              177,724     170,323

     Less accumulated depreciation            113,235     108,707
                                             --------    --------
                                              $64,489     $61,616
                                             --------    --------
                                             --------    --------


6.   INTANGIBLES

     At December 31, 1994 and 1993, intangibles consisted of the following:


                                                                     Estimated
                                                1994        1993    useful life
                                              -------     -------   -----------
                                                 (In thousands)
     Goodwill                                 $32,572     $23,438    15-40 years
     Favorable leases and contracts            21,294      23,594     1-10 years
     Broadcasting licenses and agreements      14,950      16,190     1-10 years
     Employment contracts                      14,054      14,054      1-7 years
     Franchises                                13,130      13,130     1-13 years
     Advertising client base                    8,005       8,005        5 years
     Other                                      5,186       5,943     1-30 years
     Music and film libraries                   1,441       1,441     1-10 years
     Noncompete agreements and other covenants  2,300       2,300        5 years
     Program development                        1,112       1,112     6-15 years
                                             --------    --------
                                              114,044     109,207
     Less accumulated amortization             77,328      77,438
                                             --------    --------
                                              $36,716     $31,769
                                             --------    --------
                                             --------    --------

                          ACKERLEY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

     The intangible assets described above were recorded as a result of various acquisitions of businesses including $17.0 million of goodwill in 1994 related to the acquisition of KUBE(FM) as disclosed in note 3 to the consolidated financial statements. Cost represents the net assets' appraised value or management's best estimate of the fair value at the dates of acquisition.

7.  DEBT

    Long-term debt at December 31, 1994 and 1993 reflected the following:


                                                           1994           1993
                                                            (In thousands)

     Credit Agreements                                  $  49,070     $  64,250
     Senior notes                                         120,000       120,000
     Subordinated notes payable                            35,000        35,000
     Partnership debt                                      18,076            --
     Deferred employment compensation, net of
      imputed interest discount of $1,528 in 1994
      and $1,480 in 1993                                    4,872         3,687
     Other                                                  7,866         8,739
                                                         --------      --------
                                                          234,884       231,676
     Less amounts classified as current                     7,777        16,562
                                                         --------      --------

                                                        $ 227,107     $ 215,114
                                                         --------      --------
                                                         --------      --------


      Aggregate annual maturities of long-term debt during the five-year period ending December 31, 1999, are as follows (in thousands):


                                                           Deferred
                                              Credit     compensation
                                            Agreements     and other
                                            ----------     ---------

      1995                                   $ 1,711       $  6,066
      1996                                     7,945          2,621
      1997                                    15,660          1,102
      1998                                    29,356          2,143
      1999                                    27,005            282


                          ACKERLY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

     On February 17, 1995, the Company completed a refinancing of its senior bank debt. The refinancing consisted of the repayment of outstanding indebtedness of approximately $51.3 million under the 1993 Credit Agreement, and the execution of the 1995 Credit Agreement and the initial borrowing thereunder of $52.0 million. Losses related to the extinguishment of debt are reflected as an extraordinary item in the 1994 statement of operations. Aggregate annual maturities reflect the refinancing as if it occurred at December 31, 1994.

     The 1995 Credit Agreement provides for borrowings up to $65.0 million from five banks, which includes the availability of up to $7.5 million of a letter of credit facility. Usage of the letter of credit facility reduces total available borrowings. At December 31, 1994, $49.1 million of borrowings were outstanding, and $5.9 million of the letter of credit facility was utilized. Interest on borrowings is payable quarterly based on either the prime rate or LIBOR, at the discretion of the Company, plus a margin determined by the Company's total leverage ratio, as defined in the 1995 Credit Agreement. At December 31, 1994, interest on borrowings was payable at LIBOR (6.0% at December 31, 1994) plus 2.25%. Interest on the letter of credit facility is payable quarterly at a rate determined by the Company's total leverage ratio. At December 31, 1994, interest on the letter of credit facility was payable at 2.25%. Based on the balance outstanding, principal payments are due quarterly from June 30, 1995, through June 30, 2000. The 1995 Credit Agreement has certain restrictive covenants which require, among other things, that the Company maintain certain debt coverage ratios. In addition, the Company is restricted as to borrowings, the amount of dividend payments on common stock, stock repurchases, and sales of assets.

     The Company has $120 million borrowed at December 31, 1994 under senior secured notes, with an effective interest rate of 10.75%. Interest payments are due semiannually in April and October. All principal is due in a single payment of $120 million on October 1, 2003. The senior notes include certain restrictive covenants similar to the 1995 Credit Agreement mentioned above.

     The Company has $35 million borrowed at December 31, 1994 from several insurance companies under various subordinated notes payable agreements, with effective interest rates ranging from 10.48% to 11.2%. Interest payments are due quarterly. Principal payments of $2.5 million, $12.5 million, $10 million, and $10 million are due in 1997 through 2000, respectively. The

                          ACKERLY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

subordinated notes payable agreements include certain restrictive covenants similar to the 1995 Credit Agreement mentioned above.

     All outstanding stock of the Company's subsidiaries is pledged as collateral for the 1995 Credit Agreement and senior notes; accordingly, substantially all of the Company's assets are effectively pledged as collateral.

     At December 31, 1994, the Company had outstanding four interest rate contracts with various financial institutions having a notional principal amount of $51.5 million. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses is remote.

8.   INCOME TAXES

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." There was no cumulative effect on income of adopting Statement No. 109 as of January 1, 1993, as the Company had significant net operating loss carryforwards for tax purposes. At December 31, 1994, the Company has net operating loss carryforwards of approximately $93.8 million that expire in the years 1999 through 2007 and investment tax credit carryforwards of approximately $1.4 million that expire in the years 1996 through 2000.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                          ACKERLY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

     Significant components of the Company's deferred tax liabilities and assets are as follows (amounts in thousands):


                                                       December 31,
                                                 ----------------------
                                                     1994        1993
                                                     ----        ----
     Deferred tax liabilities:
       Tax over book depreciation                $  8,846    $  9,229
       Other                                          -           615
                                                 --------    --------
     Total deferred tax liabilities                 8,846       9,844

     Deferred tax assets:
       Net operating loss carryforwards            35,867      34,595
       Book over tax amortization                   1,795       2,356
       Asset valuation allowances                     865       2,655
       Tax credit carryforwards                     1,538       1,419
       Deferred compensation agreements             1,672       1,410
       Accrued bonuses and vacation                   290         647
       Other                                          664         461
                                                 --------    --------
     Total deferred tax assets                     42,691      43,543
     Valuation allowance for deferred tax assets  (33,845)    (33,699)
                                                 --------    --------
     Net deferred tax assets                        8,846       9,844
                                                 --------    --------

     Net deferred taxes                          $      0    $      0
                                                 --------    --------
                                                 --------    --------


     Significant components of the provision for income taxes attributable to continuing operations are as follows (amounts in thousands):


                                                  Year ended December 31,
                                                     1994        1993
                                                     ----        ----
     Current:
       Federal                                   $     68     $   125
       State                                            5           8

                                                 --------     -------
                                                       73         133
     Deferred                                           -           -
                                                 --------     -------

     Provision for income taxes                  $     73     $   133
                                                 --------     -------
                                                 --------     -------


                          ACKERLY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

     The reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense is as follows (amounts in thousands):


                                                       Year ended December 31,
                                                        1994             1993
                                                        ----             ----

      Tax at U.S. statutory rate (34%)                $2,348          $ 1,052

      State income taxes, net of federal benefit
       and other                                         283              132

      Net operating loss carryforwards                (2,626)          (1,176)

      Alternative minimum tax                             68              125
                                                      ------          -------

      Provision for income taxes                      $   73          $   133
                                                      ------          -------
                                                      ------          -------


          The Company utilized net operating loss carryforwards to completely offset its 1992 tax expense.

     9.   EMPLOYEE BENEFIT PLAN

          The Company has a voluntary defined contribution 401(k) savings and retirement plan for the benefit of its nonunion employees, who may contribute from 2% to 15% of their compensation. This amount, plus a matching amount up to 4% provided by the Company, is contributed to the plan ($700,000 in 1994, $611,000 in 1993, and $574,000 in 1992). The Company may also make an additional voluntary contribution to the plan.

     10.  STOCKHOLDERS' DEFICIENCY

          The Class B common stock has the same rights as common stock, except that the Class B common stock has ten times the voting rights of common stock and is restricted as to its transfer. The Class B common stock may be converted into common stock at any time at the option of the stockholder.

         Between January and June 1981, the Company agreed to sell shares of its common stock and Class B common stock to key employees and officers at fair market value at the time the agreements

                          ACKERLY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

were executed. The stock is issued upon payment to the Company of the agreed purchase price. At December 31, 1993, rights to purchase 84,375 shares of common stock and Class B common stock were outstanding at prices ranging from $1.83 to $2.00 per share (an aggregate of $319,842). At December 31, 1994, rights to purchase 67,500 shares of common stock and Class B common stock were outstanding at prices ranging from $1.83 to $4.00 per share (an aggregate of $258,228). In 1994, rights to purchase 16,875 shares of common and 16,875 shares of Class B common were exercised at an average price of $1.8256 per share.

         The Company's Employee Stock Option Plan (the "Plan") was approved by the Board of Directors and the stockholders of the Company in 1983. In 1994, the Plan was amended to extend the term of the plan and to increase the amount of common stock reserved for issuance to 500,000 shares. In connection with the Class B common stock dividend in June 1987, the Company amended the Plan to provide for the distribution of one share of Class B common stock for each share of common stock subject to outstanding options under the Plan on such date, which distribution occurs at the time an optionee exercises an option.

         At December 31, 1994, options to purchase 246,000 shares of common stock and 10,000 shares of Class B common stock were outstanding under the Plan at prices ranging from $1.375 to $9.50 (an aggregate of $495,750). Options to purchase 16,732 and 10,000 shares of common stock and Class B common stock were exercisable at December 31, 1993. Options to purchase 20,000 and 10,000 shares of common stock and Class B common stock were exercisable at December 31, 1994. Options to purchase 6,000 shares were exercised in 1993 at a price of $3.42 per share. No options were exercised in 1994.

11.      COMMITMENTS AND CONTINGENCIES

         The Company is involved in litigation with various municipalities and regulatory agencies as the result of condemnation proceedings and licensing and permit renewal disputes, which could result in the removal of advertising structures. While it is not possible to forecast the outcome of the various actions, it is management's opinion that such actions will not result in any material adverse effect on the results of operations or financial condition of the Company.

                          ACKERLEY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         The Company has recorded other assets of $3.7 million representing amounts due from certain state agencies. Such amounts are being contested by the state agencies. However, the Company is actively pursuing full collection of the amounts it is owed and believes it will ultimately be successful in these efforts.

         The Company incurred expenses of $288,000, $298,000, and $165,000 in 1994, 1993, and 1992, respectively, for legal services provided by a law firm, one of whose partners is an officer of the Company. The Company has incurred transportation costs of $2,001,000 and made advance payments of $92,000 at December 31, 1994, to a company controlled by the Company's major stockholder.

         The Company has employment contracts extending beyond December 31, 1994. Most of these contracts require that payments continue to be made if the individual should be unable to perform because of death or disability. Future minimum obligations under these contracts are as follows (in thousands):


                      1995                $ 25,709
                      1996                  22,752
                      1996                  13,835
                      1998                  11,761
                      1999                  10,883
                      Later years           29,433
                                          --------

                                          $114,373
                                          --------
                                          --------


        The Company is required to make the following minimum operating lease payments for equipment and facilities under noncancelable lease agreements which expire in more than one year as follows (in thousands):


                 1995                     $  1,464
                 1996                        1,020
                 1997                          799
                 1998                          685
                 1999                          512
                 Later years                   433
                                           -------
                                          $  4,913
                                           -------
                                           -------


                          ACKERLEY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

        Rent expense for operating leases for the years ended December 31, 1994, 1993, and 1992 aggregated $2,609,000, $3,007,000, and $3,172,000, respectively.

        The Company is required to make the following minimum display advertising franchise payments which expire in more than one year as follows (in thousands):


                 1995                       $11,455
                 1996                         8,864
                 1997                         7,735
                 1998                         2,828
                 1999                           260
                                            -------

                                            $31,142
                                            -------
                                            -------

        Franchise fee expense for the years ending December 31, 1994, 1993, and 1992 aggregated $17,551,000, $17,945,000, and $17,753,000, respectively.

                          ACKERLEY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

12.  INDUSTRY SEGMENT INFORMATION

     The Company is engaged in three business segments: out-of-home media, broadcasting, and other. Selected financial information for these segments is presented as follows (in thousands):



                                                            Out-of-home       Broad-
                                                               media          casting         Other      Consolidated
                                                            -----------      --------       --------     ------------
YEAR ENDED DECEMBER 31, 1994:

Net revenue                                                   $ 85,436       $ 81,559       $ 19,107       $186,102
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
Operating cash flow before gain (expenses) listed below:      $ 27,028       $ 37,229       $(20,967)        43,290
  Disposition  of  assets                                         -             2,506           -             2,506
  Depreciation  and amortization                                (5,297)        (4,954)          (632)       (10,883)
                                                              --------       --------       --------       --------
Income (loss) before interest, income taxes, and
   extraordinary item                                         $ 21,731       $ 34,781       $(21,599)        34,913
                                                              --------       --------       --------
                                                              --------       --------       --------
Interest expense                                                                                             25,909
                                                                                                           --------
Income before taxes and extraordinary item                                                                 $  9,004
                                                                                                           --------
                                                                                                           --------
Identifiable assets                                           $ 54,291       $ 86,952       $ 29,540       $170,783
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
Capital expenditures, net of retirements
  and disposals                                               $  2,709       $  2,036       $  3,990       $  8,735
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

YEAR ENDED DECEMBER 31, 1993:

Net revenue                                                   $ 74,876       $ 75,521       $ 20,220       $170,617
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
Operating cash flow before gain (expenses) listed below:      $ 19,541       $ 35,998       $(17,238)      $ 38,301
  Disposition of assets                                           -              -              (759)          (759)
  Depreciation and amortization                                 (5,517)        (5,962)          (539)       (12,018)
                                                              --------       --------       --------       --------
Income (loss) before interest, income taxes, and
   extraordinary item                                         $ 14,024       $ 30,036       $(18,536)        25,524
                                                              --------       --------       --------
                                                              --------       --------       --------
Interest expense                                                                                            (22,431)
                                                                                                           --------
Income before taxes and extraordinary item                                                                 $  3,093
                                                                                                           --------
                                                                                                           --------
Identifiable assets                                           $ 53,984       $ 74,233       $ 32,274       $160,491
                                                              --------       --------       --------      --------
                                                              --------       --------       --------      ---------
Capital expenditures, net of retirements and disposals        $    856       $  1,966       $    656       $  3,478
                                                              --------       --------       --------      --------
                                                              --------       --------       --------      ---------

YEAR ENDED DECEMBER 31, 1992:

Net revenue                                                   $ 78,652       $ 70,190       $ 15,684       $164,526
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
Operating cash flow before gain (expenses) listed below:      $ 24,082       $ 29,702       $(14,711)      $ 39,073
  Disposition of assets                                           -             1,446            701          2,147
  Depreciation and amortization                                 (5,581)        (7,842)          (493)       (13,916)
                                                              --------       --------       --------       --------
Income (loss) before interest, income taxes, and
  extraordinary item                                          $ 18,501       $ 23,306       $(14,503)        27,304
                                                              --------       --------       --------
                                                              --------       --------       --------
Interest expense                                                                                            (23,809)
                                                                                                           --------
Income before taxes and extraordinary item                                                                 $  3,495
                                                                                                           --------
                                                                                                           --------
Identifiable assets                                           $ 57,141       $ 75,258       $ 33,425       $165,824
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
Capital expenditures, net of retirements and disposals        $  2,899       $    384       $    581       $  3,864
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------


                          ACKERLEY COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

     The "Other" segment consists of basketball operations (other than the basketball team's TV and radio operations which are included in the "Broadcasting" segment) and the Corporate office in 1994, 1993, and 1992 as well as an airport magazine in 1993 and 1992. Net revenue for the "Other" segment consists principally of revenues from the basketball operations.

13.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1994 and 1993 (in thousands except per share information):


                                                 First      Second       Third      Fourth
                                                Quarter     Quarter     Quarter     Quarter
                                                -------     -------     -------     -------

1994
- ----
Net revenue                                     $48,095     $43,199     $37,982     $56,826
Operating cash flow before depreciation,
  amortization, and interest expense              7,756      11,120       9,677      14,737
Net income before extraordinary item              1,565       2,292         543       4,531
Net income                                        1,565       2,292         543       2,432
Net income per share before
 extraordinary item                                 .10         .15         .03         .29
Net income per share                                .10         .15         .03         .16


1993
- ----
Net revenue                                     $43,374     $45,480     $33,806     $47,957
Operating cash flow before depreciation,
  amortization, interest expense, and
  loss on disposition                             5,696      12,437       8,527      11,641
Net income (loss) before extraordinary item      (2,166)      4,407         (25)        744
Net income (loss)                                (2,166)      4,407         (25)        119
Net income (loss) per share before
  extraordinary item                               (.14)        .29          -          .04
Net income (loss) per share                        (.14)        .29          -           -
