Form 10-Q
period 1995-03-31
ACKERLEY COMMUNICATIONS INC
filed 1995-05-12
CIK 319120

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  ------------

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      UNDER
                               SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  -------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 1995

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

                                YES   X     NO
                                    -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

              CLASS                                   OUTSTANDING AT MAY 1, 1995
- ------------------------------------                  --------------------------
COMMON STOCK, $.01 PAR VALUE                              9,659,783 SHARES
CLASS B COMMON STOCK, $.01 PAR VALUE                      5,907,011 SHARES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)


          CONSOLIDATED BALANCE SHEETS
          MARCH 31, 1995 AND DECEMBER 31, 1994 . . . . . . . . . . . . . .   1


          CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED MARCH  31, 1995 AND
          MARCH  31, 1994. . . . . . . . . . . . . . . . . . . . . . . . .   2


          CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED MARCH 31, 1995
          AND MARCH 31, 1994 . . . . . . . . . . . . . . . . . . . . . . .   3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . .   4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .   5


PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  10


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                          ACKERLEY COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                                                           MARCH 31,    DECEMBER 31,
                                                                             1995           1994
                                                                         ------------   ------------
                                   ASSETS                                      (IN THOUSANDS)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                                  $ 10,192       $  2,288
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $1,168,000 IN 1995
    AND $1,160,000 IN 1994                                                     37,680         42,553
  CURRENT PORTION OF BROADCAST RIGHTS                                           3,204          4,266
  OTHER CURRENT ASSETS                                                          6,642          7,310
                                                                             --------       --------
        TOTAL CURRENT ASSETS                                                   57,718         56,417

PROPERTY AND EQUIPMENT, NET                                                    65,755         64,489
INTANGIBLES, NET                                                               34,869         36,716
OTHER ASSETS                                                                   14,596         13,161
                                                                             --------       --------
        TOTAL ASSETS                                                         $172,938       $170,783
                                                                             --------       --------
                                                                             --------       --------
                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                           $  5,860       $  5,788
  ACCRUED INTEREST                                                              7,859          4,799
  OTHER ACCRUED LIABILITIES                                                    11,945          7,575
  DEFERRED REVENUE                                                              7,387         13,695
  CURRENT PORTION OF LONG-TERM DEBT                                             8,777          7,777
                                                                             --------       --------
        TOTAL CURRENT LIABILITIES                                              41,828         39,634

LONG-TERM DEBT - NONCURRENT PORTION                                           227,008        227,107
                                                                             --------       --------
        TOTAL LIABILITIES                                                     268,836        266,741

STOCKHOLDERS' DEFICIENCY:
  COMMON STOCK, $.01 PAR VALUE; 50,000,000 SHARES AUTHORIZED,
    10,993,379 SHARES ISSUED AT MARCH 31, 1995   (10,937,379
    AT DECEMBER 31, 1994) AND  9,618,433 SHARES OUTSTANDING AT
    MARCH 31, 1995  (9,562,433 AT DECEMBER 31, 1994).                             109            109
  CLASS B COMMON STOCK, $.01 PAR VALUE; 6,972,230 SHARES
    AUTHORIZED, 5,865,861 SHARES ISSUED AND OUTSTANDING AT
    MARCH 31, 1995  (5,901,861 AT DECEMBER 31, 1994).                              59             59
  CAPITAL IN EXCESS OF PAR VALUE                                                3,097          3,007
  DEFICIT                                                                     (89,074)       (89,044)
  LESS COMMON STOCK IN TREASURY, AT COST                                      (10,089)       (10,089)
                                                                             --------       --------

TOTAL STOCKHOLDERS' DEFICIENCY                                                (95,898)       (95,958)
                                                                             --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $172,938       $170,783
                                                                             --------       --------
                                                                             --------       --------

                         ACKERLEY COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                                              THREE MONTHS ENDED
                                                                          MARCH 31,       MARCH 31,
                                                                            1995            1994
                                                                         ------------   ------------
                                                                             (IN THOUSANDS EXCEPT
                                                                               PER SHARE AMOUNTS)
REVENUE                                                                      $ 63,266       $ 53,513

LESS AGENCY COMMISSIONS AND DISCOUNTS                                          (6,475)        (5,418)
                                                                             --------       --------
NET REVENUE                                                                    56,791         48,095

EXPENSES AND OTHER INCOME:
  OPERATING EXPENSES                                                          (47,164)       (40,392)
  DISPOSITION OF ASSETS                                                           --           2,522
  AMORTIZATION                                                                 (1,019)          (859)
  DEPRECIATION                                                                 (1,676)        (1,676)
  INTEREST EXPENSE                                                             (6,326)        (6,145)
  OTHER INCOME(EXPENSE), NET                                                     (147)            53
                                                                             --------       --------
        TOTAL EXPENSES AND OTHER INCOME                                       (56,332)       (46,497)
                                                                             --------       --------

INCOME BEFORE INCOME TAX                                                          459          1,598

  INCOME TAX EXPENSE                                                              (25)           (33)
                                                                             --------       --------

NET INCOME                                                                   $    434       $  1,565
                                                                             --------       --------
                                                                             --------       --------
NET INCOME PER COMMON SHARE                                                  $   0.03       $   0.10
                                                                             --------       --------
                                                                             --------       --------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                       15,756         15,717

                         ACKERLEY COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                                              THREE MONTHS ENDED
                                                                           MARCH 31,      MARCH 31,
                                                                             1995           1994
                                                                         ------------   ------------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  CASH RECEIVED FROM CUSTOMERS                                               $ 54,799       $ 48,060
  CASH PAID TO SUPPLIERS AND EMPLOYEES                                        (41,376)       (38,270)
  INTEREST PAID                                                                (2,965)        (2,837)
                                                                             --------       --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                              10,458          6,953

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF PROPERTY                                                   44         13,093
  CAPITAL EXPENDITURES                                                         (2,457)        (1,083)
  OTHER, NET                                                                   (1,770)          (285)
                                                                             --------       --------
        NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES                    (4,183)        11,725

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER CREDIT AGREEMENTS                                           55,950          2,000
  PAYMENTS UNDER CREDIT AGREEMENTS                                            (53,570)       (16,125)
  DIVIDENDS PAID                                                                 (464)             --
  OTHER, NET                                                                     (287)          (251)
                                                                             --------       --------
        NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES                     1,629        (14,376)
                                                                             --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       7,904          4,302

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,288          6,732
                                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 10,192       $ 11,034
                                                                             --------       --------
                                                                             --------       --------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  NET INCOME                                                                 $    434       $  1,565
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    DISPOSITION OF ASSETS                                                          --         (2,522)
    DEPRECIATION AND AMORTIZATION                                               2,695          2,535
    GAIN ON THE SALE OF PROPERTY, PLANT AND EQUIPMENT                            (113)           (66)

  CHANGE IN ASSETS AND LIABILITIES:
    DECREASE IN ACCOUNTS RECEIVABLE                                             4,688          4,704
    DECREASE IN OTHER CURRENT ASSETS                                              668          1,944
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE
      AND ACCRUALS                                                              4,442           (514)
    INCREASE IN ACCRUED INTEREST                                                3,060          2,813
    DECREASE IN DEFERRED REVENUE                                               (6,308)        (4,701)
    OTHER, NET                                                                    892          1,195
                                                                             --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $ 10,458        $ 6,953
                                                                             --------       --------
                                                                             --------       --------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  BROADCAST RIGHTS ACQUIRED AND BROADCAST
    OBLIGATIONS ASSUMED                                                      $    749        $   275
                                                                             --------       --------
                                                                             --------       --------

                          ACKERLEY COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PREPARATION

The interim financial statements are unaudited but, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of anticipated results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2.  INCOME TAXES

The Company has no significant income tax liabilities primarily as a result of operating losses incurred in prior years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

During the first three months of 1995, the Company achieved several firsts. The Company had record first quarter gross sales of $63.3 million, generated first quarter income before dispositions of assets and income taxes of $0.5 million for the first time, and issued its first cash dividend of $.03 per share to shareholders of common stock. In addition, as discussed below, the Company successfully completed a restructuring of its senior bank debt.

The Company reported first quarter net income of $0.4 million. In the first three months of 1995, the Company's net revenues increased over the same period last year by $8.7 million or 18.1%, while the Company's Operating Cash Flow for the quarter increased $1.7 million or 22.2% from the same period last year. The net income for the quarter decreased $1.2 million compared to the first quarter of 1994. However, when adjusted for the gain of $2.5 million on the disposition of assets recognized in the first quarter of 1994, net income for the current quarter increased $1.3 million on a comparable basis to the same period last year.

On February 17, 1995, the Company completed a refinancing of its senior bank debt. The refinancing consisted of the repayment of outstanding indebtedness of approximately $51.3 million under the 1993 Credit Agreement, and the execution of the 1995 Credit Agreement and the initial borrowing thereunder of $52.0 million. Losses related to the extinguishment of debt were recorded as an extraordinary item in the fourth quarter of 1994. Current maturities of long-term debt reflect the refinancing as if it occurred at December 31, 1994.

As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, management believes that Operating Cash Flow (defined as net revenue less operating expenses plus other income before amortization, depreciation, interest expense and disposition of assets) is an appropriate measure of the Company's financial performance. This measure excludes expenses consisting of depreciation, amortization, interest and disposition of assets because these are not considered by the Company to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow, however, is not to be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

RESULTS OF OPERATIONS

The following two tables set forth certain historical financial and operating data of the Company for the three months ended March 31, 1995 and March 31, 1994 including separate net revenue, operating expenses and other income, and Operating Cash Flow information by segment. In 1995, the Company re-apportioned some of its operations among its business segments. Prior years' data have been reclassified to conform with the current apportionment method.


                             STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                      1995                        1994
                                              --------------------       --------------------
                                                            As %                       As %
                                               ($000)      of Net         ($000)      of Net
                                               Amount      Revenue        Amount      Revenue
                                              --------     -------       --------     -------
Net revenue...............................    $ 56,791       100.0%      $ 48,095       100.0%
Operating expenses and other income:
  Operating expenses......................     (47,164)      (83.0)       (40,392)      (84.0)
  Other income (expense), net.............        (147)       (0.3)            53         0.1
                                              --------       -----       --------       -----
    Total operating expenses and
     other income.........................     (47,311)      (83.3)       (40,339)      (83.9)
                                              --------       -----       --------       -----
Operating Cash Flow.......................       9,480        16.7          7,756        16.1

Other expenses:
  Depreciation and amortization...........      (2,695)       (4.7)        (2,535)       (5.3)
  Interest expense........................      (6,326)      (11.1)        (6,145)      (12.8)
                                              --------       -----       --------       -----
    Total other expenses..................      (9,021)      (15.8)        (8,680)      (18.1)
                                              --------       -----       --------       -----
Income (loss) before disposition
 of assets and income taxes...............         459         0.9           (924)       (2.0)
Gain on disposition of assets.............          --          --          2,522         5.2
Income tax expense........................         (25)        0.0            (33)       (0.1)
                                              --------       -----       --------       -----
Net income................................        $434         0.9         $1,565         3.1
                                              --------       -----       --------       -----
                                              --------       -----       --------       -----

                   OPERATING INFORMATION BY BUSINESS SEGMENT
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                              1995           1994
                                                            --------       --------
                                                                 (in thousands)
NET REVENUE:
  Out-of-home media....................................     $ 20,786       $ 17,970
  Broadcasting.........................................       26,319         22,838
  Other................................................        9,686          7,287
                                                            --------       --------
        Total net revenue..............................     $ 56,791       $ 48,095
                                                            --------       --------
                                                            --------       --------
OPERATING EXPENSES AND OTHER INCOME:
  Out-of-home media....................................     $ 14,915       $ 14,068
  Broadcasting.........................................       15,992         12,464
  Other................................................       16,404         13,807
                                                            --------       --------
        Total operating expenses and other income......     $ 47,311       $ 40,339
                                                            --------       --------
                                                            --------       --------
OPERATING CASH FLOW:
  Out-of-home media....................................     $  5,871       $  3,902
  Broadcasting.........................................       10,327         10,374
  Other................................................       (6,718)        (6,520)
                                                            --------       --------
        Total Operating Cash Flow......................     $  9,480       $  7,756
                                                            --------       --------
                                                            --------       --------
CHANGE IN NET REVENUE FROM PRIOR PERIODS:
  Out-of-home media....................................        15.7%          12.5%
  Broadcasting.........................................        15.2           12.1
  Other................................................        32.9            3.7
        Change in total net revenue....................        18.1           10.9

OPERATING DATA AS A PERCENTAGE OF NET REVENUE:
  Operating expenses and other income:
    Out-of-home media..................................        71.8%          78.3%
    Broadcasting.......................................        60.8           54.6
    Other..............................................       169.4          189.5
        Total operating expenses and other income......        83.3           83.9

  Operating Cash Flow:
    Out-of-home media..................................        28.2%          21.7%
    Broadcasting.......................................        39.2           45.4
    Other..............................................       (69.4)         (89.5)
        Total Operating Cash Flow......................        16.7           16.1

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1994

NET REVENUE. Net revenue for the quarter ended March 31, 1995, increased $8.7 million or 18.1% to $56.8 million from $48.1 million in 1994. The Company's out-of-home media segment's net revenue increased $2.8 million or 15.7% mainly due to increased national advertising sales. The Company's broadcasting segment showed an increase of $3.5 million or 15.2% due to the addition of radio station KUBE(FM) and increased rates and sales volume. Net revenue in the Company's other businesses segment increased $2.4 million or 32.9% mainly due to increased ticket sales from Sonics home games.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $7.0 million or 17.3% to $47.3 million in 1995 compared to $40.3 million in 1994. In the Company's out-of-home media segment, operating expenses and other income increased slightly by $0.8 million or 6.0% to $14.9 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $3.5 million or 28.3% to $16.0 million mostly due to the addition of KUBE(FM) and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment increased $2.6 million or 18.8% to $16.4 million mainly from basketball operating expenses related to players' salaries and transportation costs.

OPERATING CASH FLOW. Because the increase in net revenue was greater than the increase in operating expense and other income, the Company's Operating Cash Flow increased $1.7 million or 22.2% for the three months ended March 31, 1995 from the same period in 1994. The $2.0 million increase in the out-of-home segment's Operating Cash Flow more than offset the $0.3 million decrease in the Company's other segment's Operating Cash Flow for the quarter. The Operating Cash Flow for the broadcasting segment showed little change from the comparable period in 1994. Operating Cash Flow as a percentage of net revenue increased to 16.7% for the three months ended March 31, 1995 from 16.1% for the comparable period in 1994.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $0.2 million or 6.3% to $2.7 million in 1995 as compared to $2.5 million in 1994. This increase is mainly the result of the addition of radio station KUBE(FM) in July of 1994.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1995 increased $0.2 million or 2.9% to $6.3 million from $6.1 million in 1994 due to an increase in the average interest rate applied to outstanding debt as well as an increase in long-term debt from the addition of KUBE(FM).

INCOME TAX EXPENSE. For the first quarter of 1995, the Company incurred $25,000 in income tax expense under the alternative minimum tax compared to $33,000 of income tax expense for the first quarter of 1994. Management anticipates that the Company will continue to incur income tax expenses under the alternative minimum tax until operating loss carryforwards are substantially reduced.

NET INCOME. Net income for the three months ended March 31, 1995 was $1.2 million lower than for the comparable period in 1994. This decrease was due to a $2.5 million gain from a disposition of assets recognized in the first quarter of 1994. When adjusted for this gain, net income for the first quarter of 1995 increased $1.3 million compared to the first quarter of 1994 reflecting the strong increase in Operating Cash Flow generated during the first three months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Under the Credit Agreement, the Company presently has approximately $7.1 million available for borrowing under the revolving credit facility. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Presently, borrowings under the Credit Agreement bear annual interest at either the prime rate plus 1.00% or LIBOR plus 2.25%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of March 31, 1995, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries.

The Company's working capital decreased to $15.9 million at March 31, 1995 from $16.8 million at December 31, 1994 mostly due to the increase in the current portion of long-term debt. For the periods presented, the Company financed its working capital needs from a combination of cash provided by operating activities and borrowings under the Credit Agreement. Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first three months of 1995 increased to $10.5 million from $7.0 million in 1994.

At March 31, 1995, the Company's capital resources consisted of $10.2 million in cash and cash equivalents and approximately $7.1 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $2.5 million in the first three months of 1995 were financed with a combination of cash provided by operating activities and borrowings under the Credit Agreement. These capital expenditures were primarily for leasehold improvements at the new Key Arena - the future home of the Sonics, as well as for advertising signs, displays, vehicles and equipment, and broadcast equipment

On March 15, 1995, the Company paid its shareholders a cash dividend of $.03 per share. The Company expects to continue to issue cash dividends as long as operating results remain at or exceed current levels.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS:  NO NEW EXHIBITS ARE BEING FILED WITH THIS REPORT.

          (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED MARCH 31, 1995.





                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                          ACKERLEY COMMUNICATIONS, INC.



DATED:    MAY 11, 1995     BY
                              -----------------------------------
                              DENIS M. CURLEY
                              EXEC. VICE PRESIDENT AND
                              CHIEF FINANCIAL OFFICER,
                              TREASURER AND SECRETARY
                               (PRINCIPAL FINANCIAL OFFICER)