Form 10-Q/A
period 1994-09-30
ACKERLEY COMMUNICATIONS INC
filed 1995-06-30
CIK 319120

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                  ____________

                                   FORM 10-Q/A
                                QUARTERLY REPORT
                                      UNDER
                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  _____________

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

                  YES  X   NO
                      ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                               OUTSTANDING AT OCTOBER 31, 1994
- ------------------------------                  -------------------------------
COMMON STOCK, $.01 PAR VALUE                           9,562,433 SHARES
CLASS B COMMON STOCK, $.01 PAR VALUE                   5,901,861 SHARES

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            27. Financial Data Schedule

      (b) No reports on Form 8-K were filed during the three months ended September 30, 1994.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ACKERLEY COMMUNICATIONS, INC.



DATED:     JUNE 23, 1995      BY /s/ Denis M. Curley
                                 ---------------------------
                                 Denis M. Curley
                                 Exec. Vice President and
                                 Chief Financial Officer,
                                 Treasurer and  Secretary
                                 (Principal Financial Officer)