Form 10-K/A
period 1994-12-31
ACKERLEY COMMUNICATIONS INC
filed 1995-06-30
CIK 319120

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A


 /xx/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended       December 31, 1994
                                -----------------

                                       OR

 /  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
for the transition period from _____________ to _____________________________

                         Commission File Number 1-10321

                          ACKERLEY COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                     91-1043807
     -------------------------------                --------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     800 Fifth Avenue, Suite 3770
     Seattle, Washington                                       98104
     -------------------------------                 -------------------------
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

Aggregate market value of voting Common Stock held by nonaffiliates of Regis-trant as of March 17, 1995: $36,670,938.

Number of shares of common stock, $.01 par value, outstanding as of March 17, 1995: 9,598,433 Common Stock and 5,865,861 Class B Common Stock.

Documents incorporated by reference and parts of Form 10-K into which incorporated: Registrant's Definitive Proxy Statement for May 1, 1995 Annual Meeting--Part III

(3)  Exhibits:

Exhibit
  No.                         Exhibit
- -------                       -------

 3.1 *    Third Restated Certificate of Incorporation

 3.2 *    Amendment dated May 11, 1994 to Third Restated Certificate of
          Incorporation

 3.3      Amended and Restated Bylaws(1)

 4.1 Indenture dated October 1, 1993 between the Company and First Bank National Association, relating to the 10 3/4% Series A Senior Secured Notes and the 10 3/4% Senior Secured Notes Due 2003(2)

 4.2      Form of Specimen 10 3/4% Senior Secured Note Due 2003(2)

10.1 * Credit Agreement dated as of February 17, 1995, by and among First Union National Bank of North Carolina, Natwest Bank, N.A., Seattle-First National Bank, Union Bank and Long-Term Credit Bank of Japan, Ltd.

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

10.4 Amendment No. 1 dated October 18, 1991 to Note Agreements dated December 1, 1988 and December 1, 1989(4)

10.5 Agreements of Waiver and Amendment dated as of September 30, 1990, relating to the Note Agreements(5)

10.6      Implementation and Waiver Agreement dated October 18, 1991(4)

10.7 Interest Rate Conversion Agreement dated June 20, 1989 between the Company and The Bank of California, N.A.(3)

10.8 * ISDA Master Agreement dated as of June 23, 1994 between National Westminster Bank USA and Ackerley Communications, Inc.

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

10.22 * Premises Use and Occupancy Agreement between The City of Seattle and SSI Sports, Inc. dated March 2, 1994

21.1  *   Subsidiaries of the Company

23.1  *   Consent of Ernst & Young LLP

24.1  *   Power of Attorney of Michel C. Thielen dated March 20, 1995

24.2      Power of Attorney of Gail A. Ackerley dated June 23, 1995

24.3      Power of Attorney of Richard P. Cooley dated June 26, 1995

24.4      Power of Attorney of M. Ian G. Gilchrist dated June 26, 1995

27.1      Financial Data Schedule

____________

(1) Incorporated by reference to Exhibits 3.3 and 10.12, respectively, to the Company's 1988 Annual Report on Form 10-K, File No. 0-16676

(2) Incorporated by reference to Exhibits 4.1, 4.2, 10.19, 10.20 and 10.21 of the Company's Registration Agreement on Form S-1, File No. 33-70936

 *        Previously Filed

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


(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter ending December 31, 1994

(c) Exhibits required by Item 601 of Regulation S-K are being filed herewith. See Item 14(a)(3)

(d) Financial statements required by Regulation S-X are being filed herewith. See Item 14(a) (1) and (2)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 1995.

                                        ACKERLEY COMMUNICATIONS, INC.



                                        By:   /s/ Barry A. Ackerley
                                             ---------------------------------
                                        Barry A. Ackerley, Chairman of the
                                        Board and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated, on the 23rd day of June, 1995.

A Majority of the Board of Directors:             Principal Executive Officer:


  /s/ Barry A. Ackerley                        /s/ Barry A. Ackerley
- ---------------------------------            ---------------------------------
Barry A. Ackerley, Chairman                  Barry A. Ackerley, Chairman of the
of the Board                                 Board and Chief Executive Officer


  Gail A. Ackerley *                         Principal Financial Officer:
- ---------------------------------
Gail A. Ackerley, Director


  Richard P. Cooley *                          /s/ Denis M. Curley
- ---------------------------------            ---------------------------------
Richard P. Cooley, Director                  Denis M. Curley, Executive Vice
                                             President and Chief Financial
                                             Officer, Treasurer and Secretary


  M. Ian G. Gilchrist *                      Principal Accounting Officer:
- ---------------------------------            ---------------------------------
M. Ian G. Gilchrist, Director


  Michel C. Thielen *                          /s/ Keith W. Ritzmann
- ---------------------------------            ---------------------------------
Michel C. Thielen, Director                  Keith W. Ritzmann
                                             Vice President and Controller


*By:   /s/ Barry A. Ackerley
    -----------------------------
    Barry A. Ackerley
    Attorney-in-Fact