Form 10-Q/A
period 1995-03-31
ACKERLEY COMMUNICATIONS INC
filed 1995-06-30
CIK 319120

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  ------------

                                   FORM 10-Q/A
                                QUARTERLY REPORT
                                      UNDER
                               SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  -------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended MARCH 31, 1995
                      --------------
                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to
                               -----------    ------------

Commission file number 1-10321

                          ACKERLEY COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                            91-1043807
 (State or other jurisdiction of         (IRS Employer Identification No.)
 Incorporation or organization)

                                800 FIFTH AVENUE,
                                  SUITE 3770
                               SEATTLE, WA  98104
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

                                            Yes  X         No
                                                ---           ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                          OUTSTANDING AT MAY 1, 1995
- ------------------------------             -----------------------------------
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


                  ACKERLEY COMMUNICATIONS, INC.



DATED:  June 23, 1995      BY /s/ Denis M. Curley
                              ------------------------
                              Denis M. Curley
                              Exec. Vice President and
                              Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial Officer)