Form 10-Q
period 1995-06-30
ACKERLEY COMMUNICATIONS INC
filed 1995-08-14
CIK 319120

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   -----------
                                    FORM 10-Q
                                QUARTERLY REPORT
                                      UNDER
                               SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED JUNE 30, 1995
                      -------------
                OR

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

                          YES  X         NO
                              ---           ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       CLASS                                   OUTSTANDING AT AUGUST 1, 1995
----------------------                         -----------------------------
COMMON STOCK, $.01 PAR VALUE                          9,618,533 SHARES
CLASS B COMMON STOCK, $.01 PAR VALUE                  5,865,761 SHARES

TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                        PAGE


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)


          CONSOLIDATED BALANCE SHEETS
          JUNE 30, 1995 AND DECEMBER 31, 1994. . . . . . . . . . . . .  1


          CONSOLIDATED STATEMENTS OF OPERATIONS THREE
          AND SIX MONTHS ENDED JUNE 30, 1995 AND
          JUNE 30, 1994. . . . . . . . . . . . . . . . . . . . . . . .  2


          CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX MONTHS ENDED JUNE 30, 1995
          AND JUNE 30, 1994. . . . . . . . . . . . . . . . . . . . . .  3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . .  4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . .  5


PART II - OTHER INFORMATION


ITEM 4    SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS. . . . . .  11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .  11


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  11

                          ACKERLEY COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1995 AND DECEMBER 31, 1994


                                                                        JUNE 30,    DECEMBER 31,
                                                                          1995          1994
                                                                       -------------------------
                                                                       -------------------------
                                      ASSETS                                (IN THOUSANDS)

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                            $   5,632      $   2,288
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $1,009,000 IN 1995
    AND $1,160,000 IN 1994                                                38,164         42,553
  CURRENT PORTION OF BROADCAST RIGHTS                                      1,928          4,266
  OTHER CURRENT ASSETS                                                     6,479          7,310
                                                                        --------       --------
    TOTAL CURRENT ASSETS                                                  52,203         56,417

PROPERTY AND EQUIPMENT, NET                                               70,336         64,489
INTANGIBLES, NET                                                          33,738         36,716
OTHER ASSETS                                                              12,237         13,161
                                                                        --------       --------
    TOTAL ASSETS                                                       $ 168,514      $ 170,783
                                                                        --------       --------
                                                                        --------       --------


                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                     $   3,763      $   5,788
  ACCRUED INTEREST                                                         5,013          4,799
  OTHER ACCRUED LIABILITIES                                               10,107          7,575
  DEFERRED REVENUE                                                         9,148         13,695
  CURRENT PORTION OF LONG-TERM DEBT                                        7,012          7,777
                                                                        --------       --------
    TOTAL CURRENT LIABILITIES                                             35,043         39,634

LONG-TERM DEBT - NONCURRENT PORTION                                      225,527        227,107
                                                                        --------       --------
    TOTAL LIABILITIES                                                    260,570        266,741


STOCKHOLDERS' DEFICIENCY:
  COMMON STOCK, $.01 PAR VALUE; 50,000,000 SHARES AUTHORIZED,
    10,993,479 SHARES ISSUED AT JUNE 30, 1995 (10,937,379
    AT DECEMBER 31, 1994) AND 9,618,533 SHARES OUTSTANDING AT
    JUNE 30, 1995 (9,562,433 AT DECEMBER 31, 1994).                          109            109
  CLASS B COMMON STOCK, $.01 PAR VALUE; 6,972,230 SHARES
    AUTHORIZED, 5,865,761 SHARES ISSUED AND OUTSTANDING AT
   JUNE 30, 1995 (5,901,861 AT DECEMBER 31, 1994).                            59             59
  CAPITAL IN EXCESS OF PAR VALUE                                           3,250          3,007
  DEFICIT                                                                (85,385)       (89,044)
  LESS COMMON STOCK IN TREASURY, AT COST                                 (10,089)       (10,089)
                                                                        --------       --------
    TOTAL STOCKHOLDERS' DEFICIENCY                                       (92,056)       (95,958)
                                                                        --------       --------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $ 168,514      $ 170,783
                                                                        --------       --------
                                                                        --------       --------

                          ACKERLEY COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 1995 AND 1994



                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,
                                                 1995           1994           1995            1994
                                               --------       --------       --------        --------
                                                (IN THOUSANDS EXCEPT          (IN THOUSANDS EXCEPT
                                                  PER SHARE AMOUNTS)            PER SHARE AMOUNTS)
REVENUE                                       $  56,528      $  49,265      $ 119,794      $ 102,778

LESS AGENCY COMMISSIONS
  AND DISCOUNTS                                  (7,124)        (6,066)       (13,599)       (11,484)
                                               --------       --------       --------       --------

NET REVENUE                                      49,404         43,199        106,195         91,294

EXPENSES AND OTHER INCOME:
  OPERATING EXPENSES                            (35,559)       (32,368)       (82,723)       (72,760)
  DISPOSITION OF ASSETS                               -             21              -          2,543
  AMORTIZATION                                     (930)          (606)        (1,949)        (1,465)
  DEPRECIATION                                   (1,713)        (1,635)        (3,389)        (3,311)
  INTEREST EXPENSE                               (6,789)        (6,608)       (13,115)       (12,753)
  OTHER INCOME(EXPENSE), NET                        102            289            (45)           342
                                               --------       --------       --------       --------

  TOTAL EXPENSES AND
       OTHER INCOME                             (44,889)       (40,907)      (101,221)       (87,404)
                                               --------       --------       --------       --------


INCOME BEFORE INCOME TAX                          4,515          2,292          4,974          3,890

  INCOME TAX EXPENSE                               (826)             -           (851)           (33)
                                               --------       --------       --------       --------

NET INCOME                                    $   3,689      $   2,292      $   4,123      $   3,857
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

NET INCOME
  PER COMMON SHARE                            $    0.23      $    0.15      $    0.26      $    0.24
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                               15,775         15,744         15,775         15,744


                          ACKERLEY COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 1995 AND 1994

                                                                 SIX MONTHS ENDED
                                                              JUNE 30,       JUNE 30,
                                                                1995           1994
                                                            ------------    -----------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  CASH RECEIVED FROM CUSTOMERS                              $  107,335     $   82,685
  CASH PAID TO SUPPLIERS AND EMPLOYEES                         (81,271)       (69,136)
  INTEREST PAID                                                (11,730)       (11,684)
                                                             ---------       --------
  NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES           14,334          1,865

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF PROPERTY                                    46         13,214
  CAPITAL EXPENDITURES                                          (7,886)        (3,050)
  OTHER, NET                                                    (1,234)          (391)
                                                             ---------       --------
     NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES        (9,074)         9,773

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER CREDIT AGREEMENTS                            55,908          6,000
  PAYMENTS UNDER CREDIT AGREEMENTS                             (56,945)       (18,480)
  DIVIDENDS PAID                                                  (464)             -
  OTHER, NET                                                      (415)          (474)
                                                             ---------       --------
     NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES        (1,916)       (12,954)
                                                             ---------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             3,344         (1,316)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   2,288          6,732
                                                             ---------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  5,632       $  5,416
                                                             ---------       --------
                                                             ---------       --------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    NET INCOME                                                $  4,123       $  3,857
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
        DISPOSITION OF ASSETS                                        -         (2,543)
        DEPRECIATION AND AMORTIZATION                            5,338          4,776
        GAIN ON THE SALE OF PROPERTY, PLANT AND EQUIPMENT         (114)          (180)

    CHANGE IN ASSETS AND LIABILITIES:
        DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE               3,997         (3,554)
        DECREASE (INCREASE) IN OTHER CURRENT ASSETS                831          2,835
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE
          AND ACCRUALS                                             507           (464)
        INCREASE (DECREASE) IN ACCRUED INTEREST                    214             37
        INCREASE (DECREASE) IN DEFERRED REVENUE                 (2,819)        (4,880)
        OTHER, NET                                               2,257          1,981
                                                             ---------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  14,334       $  1,865
                                                             ---------       --------
                                                             ---------       --------

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  BROADCAST RIGHTS ACQUIRED AND BROADCAST
    OBLIGATIONS ASSUMED                                         $  842         $  695
                                                             ---------       --------
                                                             ---------       --------

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


NOTE 2.  INCOME TAXES

The Company has no significant federal income tax liabilities primarily as a result of operating losses incurred in prior years. However, the Company will continue to pay federal income taxes under the alternative minimum tax until the operating loss carryforwards are substantially reduced. The Company will incur state income tax expense in certain states in which it operates. Tax expense in the current quarter and year-to-date includes $674,000 related to a pending settlement of certain prior year state tax returns.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company reported record net income of $4.1 million for the first six months of 1995. Net revenues for the six months increased over the same period last year by $14.9 million or 16.3%, while the Company's Operating Cash Flow, as defined below, increased $4.5 million or 24.1%. Net income reflected a $0.3 million or 6.9% improvement over last year's first six months.

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

RESULTS OF OPERATIONS STATEMENT

The following two tables set forth certain historical financial and operating data of the Company for the three month and six month periods ended June 30, 1995 and June 30, 1994, respectively, including separate net revenue, operating expenses and other income, and Operating Cash Flow information by segment. In 1995, the Company re-apportioned some of its operations among its business segments. Prior years' data have been reclassified to conform with the current apportionment method.

                                               STATEMENT OF OPERATIONS
                                                (DOLLARS IN THOUSANDS)

                                      THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                             -------------------------------------------        --------------------------------------------
                                     1995                  1994                  1995                        1994
                             -------------------   ----------------------   ----------------------  ------------------------
                                          AS %                      AS %                    AS %                    AS %
                                         OF NET                    OF NET                  OF NET                  OF NET
                              AMOUNT     REVENUE      AMOUNT      REVENUE     AMOUNT      REVENUE      AMOUNT     REVENUE
NET REVENUE.................  $ 49,404              $  43,199               $ 106,195                $  91,294

OPERATING EXPENSES AND
   OTHER INCOME:
  OPERATING EXPENSES........    35,559     72.0  %     32,368    74.9  %       82,723    77.9  %        72,760    79.7  %
  OTHER (INCOME) EXPENSE,NET     (102)     (0.2)        (289)    (0.7)             45     0.0            (342)    (0.4)
                              --------              ---------              ----------                ---------
    TOTAL OPERATING EXPENSES
       AND OTHER INCOME.....    35,457     71.8        32,079     74.2         82,768    77.9           72,418     79.3
                              --------              ---------              ----------                ---------

OPERATING CASH FLOW.........    13,947     28.2        11,120     25.8         23,427    22.1           18,876     20.7

OTHER EXPENSES:
  DEPRECIATION AND
    AMORTIZATION............     2,643      5.3         2,241      5.2          5,338     5.0            4,776      5.2
  INTEREST EXPENSE..........     6,789     13.7         6,608     15.3         13,115    12.3           12,753     14.0
                              --------              ---------               ---------                 --------

    TOTAL OTHER EXPENSES....     9,432     19.0         8,849     20.5         18,453    17.3           17,529     19.2

INCOME BEFORE DISPOSITION OF
  ASSETS AND INCOME TAXES...     4,515      9.2         2,271      5.3          4,974     4.8            1,347      1.5

(GAIN) LOSS ON DISPOSITION OF
  ASSETS....................         0      0.0          (21)      0.0              0     0.0          (2,543)     (2.8)
INCOME TAX EXPENSE..........       826      1.7             0       --            851     0.8               33      0.0
                              --------              ---------               ---------                 --------

NET INCOME..................  $  3,689      7.5  %  $   2,292      5.3 %     $  4,123     4.0  %     $   3,857      4.3 %
                              --------              ---------               ---------                ---------

                   OPERATING INFORMATION BY BUSINESS SEGMENT
                           (DOLLARS IN THOUSANDS)

                                               THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                                             -------------------------------                ----------------------------------
                                             1995                   1994                      1995                     1994
                                             ----                   ----                      ----                     ----
NET REVENUE:
  OUT-OF-HOME MEDIA ...............     $    24,293              $    21,513              $    45,079              $    39,483
  BROADCASTING ....................          21,155                   17,726                   47,474                   40,564
  OTHER ...........................           3,956                    3,960                   13,642                   11,247
                                        -----------              -----------              -----------              -----------
    TOTAL NET REVENUE..............     $    49,404              $    43,199              $   106,195              $    91,294
                                        -----------              -----------              -----------              -----------

OPER  EXP AND OTHER INCOME:
  OUT-OF-HOME MEDIA................     $    15,006              $    14,368              $    29,921              $    28,436
  BROADCASTING.....................          12,846                   11,888                   28,838                   24,352
  OTHER............................           7,605                    5,823                   24,009                   19,630
                                        ----------               -----------              -----------              -----------
    TOTAL OPER EXP AND OTHER INC        $    35,457              $    32,079              $    82,768              $    72,418
                                        -----------              -----------              -----------              -----------
OPERATING CASH FLOW:
  OUT-OF-HOME MEDIA................     $     9,287              $     7,145              $    15,158              $    11,047
  BROADCASTING.....................           8,309                    5,838                   18,636                   16,212
  OTHER............................          (3,649)                  (1,863)                 (10,367)                  (8,383)
                                        -----------              -----------              -----------              -----------
    CHANGE IN TOTAL NET REVENUE         $    13,947              $    11,120              $    23,427              $    18,876
                                        -----------              -----------              -----------              -----------

CHANGE IN NET REVENUE FROM
  PRIOR PERIODS:
  OUT-OF-HOME MEDIA................          12.9  %                  34.7  %                  14.2  %                  11.1  %
  BROADCASTING.....................          19.3                    (13.0)                    17.0                      1.9
  OTHER............................          (0.1)                   (43.6)                    21.3                    (16.8)
    CHANGE IN TOTAL NET REVENUE              14.4                     (0.4)                    16.3                      2.7

OPERATING DATA AS A PERCENT OF
  NET REVENUE:
  OPER EXP AND OTHER INCOME:
    OUT-OF-HOME MEDIA..............          61.8  %                  66.8  %                  66.4  %                  72.0  %
    BROADCASTING...................          60.7                     67.1                     60.7                     60.0
    OTHER..........................         192.2                    147.0                    176.0                    174.5
       TOTAL OPER EXP AND OTHER INC          71.8                     74.2                     77.9                     79.3

  OPERATING CASH FLOW:
    OUT-OF-HOME MEDIA..............          38.2  %                  33.2  %                  33.6  %                  28.0  %
    BROADCASTING...................          39.3                     32.9                     39.3                     40.0
    OTHER..........................         (92.2)                   (47.0)                   (76.0)                   (74.5)
       TOTAL OPERATING  CASH FLOW            28.2                     25.8                     22.1                     20.7


THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1994

NET REVENUE. Net revenue for the quarter ended June 30, 1995, increased $6.2 million or 14.4% to $49.4 million from $43.2 million in 1994. The Company's out-of-home media segment's net revenue increased $2.8 million or 12.9% mainly due to increased national advertising sales. The Company's broadcasting segment showed an increase of $3.4 million or 19.3% due to the addition of radio station KUBE(FM) and increased rates and sales volume. For the second quarter 1995, the Company's other businesses segment achieved approximately the same level of net revenue as in the second quarter 1994.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $3.4 million or 10.5% to $35.5 million in 1995 compared to $32.1 million in 1994. In the Company's out-of-home media segment, operating expenses and other income increased slightly by $0.6 million or 4.4% to $15.0 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $1.0 million or 8.1% to $12.8 million mostly due to the addition of KUBE(FM) and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment increased $1.8 million or 30.6% to $7.6 million mainly from basketball operating expenses related to players' salaries and transportation costs.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $2.8 million or 25.4% for the three months ended June 30, 1995 from the same period in 1994. The $2.1 million increase in the out-of-home segment's Operating Cash Flow and the $2.5 million increase in the broadcasting segment's Operating Cash Flow more than offset the $1.8 million decrease in the Company's other segment's Operating Cash Flow for the quarter. Operating Cash Flow as a percentage of net revenue increased to 28.2% for the three months ended June 30, 1995 from 25.7% for the comparable period in 1994.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $0.4 million or 17.9% to $2.6 million in 1995 as compared to $2.2 million in 1994. The increase is mainly the result of the addition of radio station KUBE(FM) in July 1994.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1995 increased $0.2 million or 2.7% to $6.8 million from $6.6 million in 1994 primarily due to an increase in long-term debt from the addition of KUBE(FM).

INCOME TAX EXPENSE. For the second quarter 1995, the Company incurred $826,000 in income tax expense: $674,000 of state income taxes related to a pending settlement of certain prior year tax returns, and $152,000 under the federal alternative minimum tax. The Company had no income tax expense for the second quarter 1994. Management anticipates that the Company will continue to pay federal income taxes under the alternative minimum tax until operating loss carryforwards are substantially reduced.

NET INCOME. Net income of $3.7 million for the three months ended June 30, 1995 increased $1.4 million or 61.0% from $2.3 million for the comparable period in 1994 reflecting the strong increase in Operating Cash Flow generated during the second three months of 1995.
                                       8

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994


NET REVENUE. Net revenue for the six months ended June 30, 1995, increased $14.9 million or 16.3% to $106.2 million from $91.3 million in 1994. The Company's out-of-home media segment's net revenue increased $5.6 million or 14.2% mainly due to increased national advertising sales. The Company's broadcasting segment increased $6.9 million or 17.0% mainly due to the addition of radio station KUBE(FM) and increased rates and sales volume. Net revenue in the Company's other businesses segment increased $2.4 million or 21.3% mainly due to increased ticket sales from Sonics home games.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $10.4 million or 14.3% to $82.8 million in 1995 compared to $72.4 million in 1994. In the Company's out-of-home media segment, operating expenses and other income increased $1.5 million or 5.2% to $29.9 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $4.5 million or 18.4% to $28.8 million mostly due to the addition of KUBE(FM) and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment increased $4.4 million to $24.0 million or 22.3% mainly from basketball operating expenses related to players' salaries and transportation costs.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $4.5 million or 24.1% for the six months ended June 30, 1995 from the same period in 1994. The $4.1 million increase in the out-of-home segment's Operating Cash Flow and the $2.4 million increase in the broadcasting segment's Operating Cash Flow offset the $2.0 million decrease in the Company's other segment's Operating Cash Flow. Operating Cash Flow as a percentage of net revenue increased 1.4 % to 22.1% for the six months ended June 30, 1995 from 20.7% for the comparable 1994 period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 1995 increased $0.6 million or 11.8% to $5.3 million from the comparable period in 1994.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1995 increased $0.4 million or 2.8% to $13.1 million from $12.7 million in 1994 primarily due to an increase in long-term debt from the addition of KUBE(FM).

INCOME TAX EXPENSE. For the six months ended June 30, 1995, the Company had $851,000 income tax expense: $674,000 of state income taxes related to a pending settlement of certain prior year tax returns, and $177,000 under the federal alternative minimum tax. The Company had $33,000 of income tax expense
for the first six months of 1994.   Management anticipates that the Company will
continue to pay federal income taxes under the alternative minimum tax until operating loss carryforwards are substantially reduced.

NET INCOME. As a result of the above factors, net income increased to $4.1 million for the six months ended June 30, 1995 from $3.9 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently has approximately $7.9 million available for borrowing under the revolving credit facility of the Credit Agreement. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Presently, borrowings under the Credit Agreement bear annual interest at either the prime rate plus 1.00% or LIBOR plus 2.25%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of June 30, 1995, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries.

The Company's working capital increased slightly to $17.2 million at June 30, 1995 from $16.8 million at December 31, 1994. For the periods presented, the Company financed its working capital needs from a combination of cash provided by operating activities and borrowings under the Credit Agreement.
Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first six months of 1995 increased to $14.3 million from $1.9 million in 1994.

At June 30, 1995, the Company's capital resources consisted of $5.6 million in cash and cash equivalents and approximately $7.9 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $7.9 million in the first six months of 1995 were financed with a combination of cash provided by operating activities and borrowings under the Credit Agreement. These capital expenditures were primarily for leasehold improvements at the new Key Arena - the future home of the Sonics - as well as for advertising signs, displays, vehicles and equipment, and broadcasting equipment.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Shareholders of the Company was held on May 1, 1995.

          (b)  The following directors were elected at the above meeting:  Barry
               A. Ackerley, Gail A. Ackerley
               Richard P. Cooley, M. Ian G. Gilchrist, and Michel C. Thielen.

          (c)  The result of the vote for the directors was as follows:


                 DIRECTOR              FOR      AGAINST    WITHHELD    NOT VOTED
                 --------              ---      -------    --------    ---------
          Barry A. Ackerley        65,682,522   40,360        0        2,534,161

          Gail A. Ackerley         65,682,522   40,360        0        2,534,161

          Richard P. Cooley        65,682,522   40,360        0        2,534,161

          M. Ian G. Gilchrist      65,682,522   40,360        0        2,534,161

          Michel C. Thielen        65,682,522   40,360        0        2,534,161



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

               27.  FINANCIAL DATA SCHEDULE.

          (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED JUNE 30, 1995.


                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              ACKERLEY COMMUNICATIONS, INC.



DATED:  AUGUST 10, 1995       BY /s/ Denis M. Curley
                                 -----------------------------
                                 DENIS M. CURLEY
                                 EXECUTIVE VICE PRESIDENT AND
                                 CHIEF FINANCIAL OFFICER,
                                 TREASURER AND SECRETARY
                                 (PRINCIPAL FINANCIAL OFFICER)