Form 10-Q
period 1995-09-30
ACKERLEY COMMUNICATIONS INC
filed 1995-11-13
CIK 319120

===============================================================================

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                    OR

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

                         YES  X         NO ___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                               OUTSTANDING AT NOVEMBER 1, 1995
---------------------------                   -------------------------------
COMMON STOCK, $.01 PAR VALUE                           9,701,033 SHARES
CLASS B COMMON STOCK, $.01 PAR VALUE                   5,865,761 SHARES

===============================================================================

                              TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                   PAGE


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)


          CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994 . . . . . . .   1


          CONSOLIDATED STATEMENTS OF OPERATIONS THREE
          AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
          SEPTEMBER 30, 1994 . . . . . . . . . . . . . . . . . .   2


          CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1995
          AND SEPTEMBER 30, 1994 . . . . . . . . . . . . . . . .   3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . .   4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . .   5


PART II -- OTHER INFORMATION


ITEM 4    SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS. . .  11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .  11


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .  11

                        ACKERLEY COMMUNICATIONS, INC.
                         CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                            1995                      1994
                                                                       -------------             ------------
                                                                                    (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                              $  3,122                  $  2,288
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $963,000 IN 1995
    AND $1,160,000 IN 1994                                                 36,492                    42,553
  CURRENT PORTION OF BROADCAST RIGHTS                                       6,983                     4,266
  OTHER CURRENT ASSETS                                                      9,627                     7,310
                                                                         --------                  --------
    TOTAL CURRENT ASSETS                                                   56,224                    56,417

PROPERTY AND EQUIPMENT, NET                                                76,936                    64,489
INTANGIBLES, NET                                                           32,609                    36,716
OTHER ASSETS                                                               12,715                    13,161
                                                                         --------                  --------
    TOTAL ASSETS                                                         $178,484                  $170,783
                                                                         ========                  ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                       $  6,168                  $  5,788
  ACCRUED INTEREST                                                          7,328                     4,799
  OTHER ACCRUED LIABILITIES                                                 7,601                     7,575
  DEFERRED REVENUE                                                         18,812                    13,695
  CURRENT PORTION OF LONG-TERM DEBT                                        10,680                     7,777
                                                                         --------                  --------
    TOTAL CURRENT LIABILITIES                                              50,589                    39,634

LONG-TERM DEBT - NONCURRENT PORTION                                       219,129                   227,107
                                                                         --------                  --------
    TOTAL LIABILITIES                                                     269,718                   266,741

STOCKHOLDERS' DEFICIENCY:
  COMMON STOCK, $.01 PAR VALUE; 50,000,000 SHARES AUTHORIZED,
    11,075,979 SHARES ISSUED AT SEPTEMBER 30, 1995   (10,937,379
    AT DECEMBER 31, 1994) AND  9,701,033 SHARES OUTSTANDING AT
    SEPTEMBER 30, 1995  (9,562,433 AT DECEMBER 31, 1994).                     111                       109
  CLASS B COMMON STOCK, $.01 PAR VALUE; 6,972,230 SHARES
    AUTHORIZED, 5,865,761 SHARES ISSUED AND OUTSTANDING AT
    SEPTEMBER 30, 1995  (5,901,861 AT DECEMBER 31, 1994).                      59                        59
  CAPITAL IN EXCESS OF PAR VALUE                                            3,248                     3,007
  DEFICIT                                                                 (84,563)                  (89,044)
  LESS COMMON STOCK IN TREASURY, AT COST                                  (10,089)                  (10,089)
                                                                         --------                  --------
    TOTAL STOCKHOLDERS' DEFICIENCY                                        (91,234)                  (95,958)
                                                                         --------                  --------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $178,484                  $170,783
                                                                         ========                  ========


                                    ACKERLEY COMMUNICATIONS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994


                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                        1995             1994             1995             1994
                                    -------------    -------------    -------------    -------------
                                        (IN THOUSANDS EXCEPT              (IN THOUSANDS EXCEPT
                                          PER SHARE AMOUNTS)                PER SHARE AMOUNTS)
REVENUE                             $  47,089        $  44,125        $  166,883       $  146,903
LESS AGENCY COMMISSIONS
  AND DISCOUNTS                        (6,541)          (6,143)          (20,140)         (17,627)
                                    ---------        ---------        ----------       ----------
NET REVENUE                            40,548           37,982           146,743          129,276

EXPENSES AND OTHER INCOME:
  OPERATING EXPENSES                  (30,505)         (28,289)         (113,228)        (101,049)
  DISPOSITION OF ASSETS                  --               --                --              2,543
  AMORTIZATION                         (1,351)            (844)           (3,300)          (2,309)
  DEPRECIATION                         (1,676)          (1,615)           (5,065)          (4,926)
  INTEREST EXPENSE                     (5,782)          (6,675)          (18,897)         (19,428)
  OTHER INCOME (EXPENSE), NET             156              (16)              111              326
                                    ---------        ---------        ----------       ----------
    TOTAL EXPENSES AND
      OTHER INCOME                    (39,158)         (37,439)         (140,379)        (124,843)
                                    ---------        ---------        ----------       ----------


INCOME BEFORE INCOME TAX                1,390              543             6,364            4,433

  INCOME TAX EXPENSE                     (311)            --              (1,162)             (33)
                                    ---------        ---------        ----------       ----------

NET INCOME                          $   1,079        $     543        $    5,202       $    4,400
                                    =========        =========        ==========       ==========
NET INCOME
  PER COMMON SHARE                  $    0.07        $    0.03        $     0.33       $     0.28
                                    =========        =========        ==========       ==========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                     15,762           15,759            15,762           15,759


                         ACKERLEY COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

                                                              NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                        1995                 1994
                                                   -------------        -------------
                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  CASH RECEIVED FROM CUSTOMERS                         $158,964            $128,574
  CASH PAID TO SUPPLIERS AND EMPLOYEES                 (114,857)           (104,692)
  INTEREST PAID                                         (14,884)            (14,235)
                                                       --------            --------
   NET CASH PROVIDED BY (USED BY)
    OPERATING ACTIVITIES                                 29,223               9,647

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF PROPERTY                             58              13,239
  CAPITAL EXPENDITURES                                  (15,416)             (6,277)
  PAYMENTS FOR ACQUISITIONS                                 -               (17,400)
  OTHER, NET                                               (970)             (1,916)
                                                       --------            --------
    NET CASH PROVIDED BY (USED BY)
     INVESTING ACTIVITIES                               (16,328)            (12,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER CREDIT AGREEMENTS                     55,908              23,883
  PAYMENTS UNDER CREDIT AGREEMENTS                      (66,320)            (24,830)
  DIVIDENDS PAID                                           (464)                -
  OTHER, NET                                             (1,185)                440
                                                       --------            --------

    NET CASH PROVIDED BY (USED BY)
     FINANCING ACTIVITIES                               (12,061)               (507)
                                                       --------            --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      834              (3,214)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                 2,288               6,732
                                                       --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  3,122            $  3,518
                                                       ========            ========
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    NET INCOME                                         $  5,202            $  4,400
    ADJUSTMENTS TO RECONCILE NET INCOME TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
        DISPOSITION OF ASSETS                               -                (2,543)
        DEPRECIATION AND AMORTIZATION                     8,365               7,235
        GAIN ON THE SALE OF PROPERTY, PLANT
          AND EQUIPMENT                                    (144)               (180)

  CHANGE IN ASSETS AND LIABILITIES:
    DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE            6,061                (929)
    DECREASE (INCREASE) IN OTHER CURRENT ASSETS          (2,317)               (678)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE
      AND ACCRUALS                                          406              (4,676)
    INCREASE (DECREASE) IN ACCRUED INTEREST               2,529               3,393
    INCREASE (DECREASE) IN DEFERRED REVENUE               5,117               3,540
    OTHER, NET                                            4,004                  85
                                                       --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 29,223            $  9,647
                                                       ========            ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  BROADCAST RIGHTS ACQUIRED AND BROADCAST
   OBLIGATIONS ASSUMED                                 $  9,489            $  6,224
                                                       ========            ========


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


NOTE 2.  INCOME TAXES

The Company has no significant federal income tax liabilities primarily as a result of operating losses incurred in prior years. However, the Company will continue to pay federal income taxes under the alternative minimum tax until the operating loss carryforwards are substantially reduced. The Company will incur state income tax expense in certain states in which it operates. Tax expense for the year includes $674,000 related to a pending settlement of certain prior year state tax returns.

NOTE 3.  SUBSEQUENT EVENT

On October 23, 1995, the Company entered into an agreement to purchase for approximately $7.8 million the assets of television station KFTY, licensed for the market of Santa Rosa, California. The sale is subject to the signing of a definitive agreement and approval by the Federal Communications Commission. The Company expects the transaction to close during the first half of 1996.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company reported record net income of $5.2 million for the first nine months of 1995. Net revenues for the nine months increased over the same period last year by $17.5 million or 13.5%, while the Company's Operating Cash Flow, as defined below, increased $4.9 million or 17.2%. Net income reflected a $0.8 million or 18.2% improvement over last year's first nine months.

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

On October 23, 1995, the Company entered into an agreement to purchase for approximately $7.8 million the assets of television station KFTY, licensed for the market of Santa Rosa, California. The sale is subject to the signing of a definitive agreement and approval by the Federal Communications Commission. The Company expects the transaction to close during the first half of 1996.

RESULTS OF OPERATIONS STATEMENT

The following two tables set forth certain historical financial and operating data of the Company for the three month and nine month periods ended September 30, 1995 and September 30, 1994, respectively, including separate net revenue, operating expenses and other income, and Operating Cash Flow information by segment. In 1995, the Company re-apportioned some of its operations among its business segments. Prior years' data have been reclassified to conform with the current apportionment method.

                           STATEMENT OF OPERATIONS
                            (DOLLARS IN THOUSANDS)


                                             THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------        ------------------------------------
                                                  1995               1994                    1995               1994
                                           -----------------  -----------------        -----------------  -----------------
                                                      AS %               AS %                     AS %               AS %
                                                     OF NET             OF NET                   OF NET             OF NET
                                            AMOUNT   REVENUE   AMOUNT   REVENUE         AMOUNT   REVENUE   AMOUNT   REVENUE
                                           --------  -------  --------  -------        --------  -------  --------  -------
NET REVENUE...........................     $ 40,548           $ 37,982                 $146,743           $129,276

OPERATING EXPENSES AND OTHER INCOME:
  OPERATING EXPENSES..................       30,505   75.2%     28,289   74.5%          113,228   77.2%    101,049   78.2%
  OTHER (INCOME) EXPENSE, NET.........         (156)  (0.4)         16   (0.0)             (111)  (0.1)       (326)  (0.3)
                                           --------           --------                 --------           --------
    TOTAL OPERATING EXPENSES
      AND OTHER INCOME................       30,349    74.8     28,305   74.5           113,117   77.1     100,723   77.9
                                           --------           --------                 --------           --------

OPERATING CASH FLOW..................        10,199   25.2       9,677   25.5            33,626   22.9      28,553   22.1

OTHER EXPENSES:
  DEPRECIATION AND AMORTIZATION......         3,027    7.5       2,459    6.5             8,365    5.7       7,235    5.6
  INTEREST EXPENSE...................         5,782   14.3       6,675   17.6            18,897   12.9      19,428   15.0
                                           --------           --------                 --------           --------
    TOTAL OTHER EXPENSES.............         8,809   21.8       9,134   24.1            27,262   18.6      26,663   20.6

INCOME BEFORE DISPOSITION OF
  ASSETS AND INCOME TAXES............         1,390    3.4         543    1.4             6,364    4.3       1,890    1.5

(GAIN) LOSS ON DISPOSITION OF
  ASSETS.............................             0    --            0    --                  0    --       (2,543)  (1.9)
INCOME TAX EXPENSE...................           311    0.8           0    --              1,162    0.8          33    0.0
                                           --------           --------                 --------           --------
NET INCOME..........................       $  1,079    2.6%   $    543    1.4%         $  5,202    3.5%   $  4,400    3.4%
                                           ========           ========                 ========           ========

                  OPERATING INFORMATION BY BUSINESS SEGMENT
                            (DOLLARS IN THOUSANDS)

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                          ---------------------     ---------------------
                                            1995         1994         1995         1994
                                          --------     --------     --------     --------
NET REVENUE:
  OUT-OF-HOME MEDIA ..................    $ 24,345     $ 22,922     $ 69,424     $ 62,405
  BROADCASTING .......................      16,203       15,060       63,677       55,624
  OTHER ..............................           0            0       13,642       11,247
                                          --------     --------     --------     --------
    TOTAL NET REVENUE.................    $ 40,548     $ 37,982     $146,743     $129,276

OPER  EXP AND OTHER INCOME:
  OUT-OF-HOME MEDIA...................    $ 15,306     $ 14,889     $ 45,227     $ 43,325
  BROADCASTING........................      12,302       11,481       41,140       35,833
  OTHER...............................       2,741        1,935       26,750       21,565
                                          --------     --------     --------     --------
    TOTAL OPER EXP AND OTHER INC......    $ 30,349     $ 28,305     $113,117     $100,723

OPERATING CASH FLOW:
  OUT-OF-HOME MEDIA...................    $  9,039     $  8,033     $ 24,197     $ 19,080
  BROADCASTING........................       3,901        3,579       22,537       19,791
  OTHER...............................      (2,741)      (1,935)     (13,108)     (10,318)
                                          --------     --------     --------     --------
    TOTAL OPERATING CASH FLOW.........    $ 10,199     $  9,677     $ 33,626     $ 28,553

CHANGE IN NET REVENUE FROM
  PRIOR PERIODS:
  OUT-OF-HOME MEDIA...................         6.2%        43.5%        11.2%        12.0%
  BROADCASTING........................         7.6        (26.1)        14.5          4.4
  OTHER...............................         N/A       (100.0)        21.3        (16.8)
    CHANGE IN TOTAL NET REVENUE.......         6.8        (12.4)        13.5          5.5

OPERATING DATA AS A PERCENT OF
  NET REVENUE:
  OPER EXP AND OTHER INCOME:
    OUT-OF-HOME MEDIA.................        62.9%        65.0%        65.1%        69.4%
    BROADCASTING......................        75.9         76.2         64.6         64.4
    OTHER.............................         N/A          N/A        196.1        191.7
      TOTAL OPER EXP AND OTHER INC...         74.8         74.5         77.1         77.9

  OPERATING CASH FLOW:
    OUT-OF-HOME MEDIA.................       37.1%        35.0%        34.9%        30.6%
    BROADCASTING......................       24.1         23.8         35.4         35.6
    OTHER.............................        N/A          N/A        (96.1)       (91.7)
      TOTAL OPERATING  CASH FLOW......        25.2         25.5         22.9         22.1


THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994

NET REVENUE. Net revenue for the quarter ended September 30, 1995, increased $2.5 million or 6.8% to $40.5 million from $38.0 million in 1994. The Company's out-of-home media segment's net revenue increased $1.4 million or 6.2% mainly due to increased national advertising sales. The Company's broadcasting segment showed an increase of $1.1 million or 6.7% due to increased rates and sales volume. Net revenue for the third quarter in the Company's other segment showed no change compared to the same period last year.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $2.0 million or 7.2% to $30.3 million in 1995 compared to $28.3 million in 1994. In the Company's out-of-home media segment, operating expenses and other income increased slightly by $0.4 million or 2.8% to $15.3 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $0.8 million or 7.2% to $12.3 million mostly due to higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment increased $0.8 million or 41.7% to $2.7 million compared to the same period last year.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $0.5 million or 5.4% for the three months ended September 30, 1995 from the same period in 1994. The $1.0 million increase in the out-of-home segment's Operating Cash Flow and the $0.3 million increase in the broadcasting segment's Operating Cash Flow offset the $0.8 million decrease in the Company's other segment's Operating Cash Flow for the quarter. Operating Cash Flow as a percentage of net revenue decreased slightly to 25.2% for the three months ended September 30, 1995 from 25.5% for the comparable period in 1994.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $0.5 million or 23.1% to $3.0 million in 1995 as compared to $2.5 million in 1994 mainly due to higher film amortization costs in 1995.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1995 decreased $0.9 million or 13.4% to $5.8 million from $6.7 million in 1994 primarily due to reduced deferred financing costs for 1995 relating to the 1994 debt restructure and to adjustments to deferred compensation in 1994.

INCOME TAX EXPENSE. For the third quarter 1995, the Company incurred $311,000 in income tax expense mainly from estimated state and federal income tax payments. The Company had no income tax expense for the second quarter 1994. Management anticipates that the Company will continue to pay federal income taxes under the alternative minimum tax until operating loss carryforwards are substantially reduced.

NET INCOME. Net income of $1.1 million for the three months ended September 30, 1995 increased $0.6 million or 98.7% from $0.5 million for the comparable period in 1994 mainly from Operating Cash Flow generated during the third quarter of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994


NET REVENUE. Net revenue for the nine months ended September 30, 1995, increased $17.4 million or 13.5% to $146.7 million from $129.3 million in 1994. The Company's out-of-home media segment's net revenue increased $7.0 million or 11.2% mainly due to increased national advertising sales. The Company's broadcasting segment increased $8.0 million or 14.5% mainly due to the addition of radio station KUBE(FM) and increased rates and sales volume. Net revenue in the Company's other businesses segment increased $2.4 million or 21.3% mainly due to increased ticket sales from Sonics home games.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $12.4 million or 12.3% to $113.1 million in 1995 compared to $100.7 million in 1994. In the Company's out-of-home media segment, operating expenses and other income increased $1.9 million or 4.4% to $45.2 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $5.3 million or 14.8% to $41.1 million mostly due to the addition of KUBE(FM) and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment increased $5.2 million to $26.8 million or 24.0% due to a combination of basketball operating expenses related to players' salaries and transportation costs and to a general increase in corporate overhead expenses.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $5.0 million or 17.8% for the nine months ended September 30, 1995 from the same period in 1994. The $5.1 million increase in the out-of-home segment's Operating Cash Flow and the $2.7 million increase in the broadcasting segment's Operating Cash Flow offset the $2.8 million decrease in the Company's other segment's Operating Cash Flow. Operating Cash Flow as a percentage of net revenue increased 0.8 % to 22.9% for the nine months ended September 30, 1995 from 22.1% for the comparable 1994 period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended September 30, 1995 increased $1.1 million or 15.6% to $8.4 million from the comparable period in 1994.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1995 decreased $0.5 million or 2.7% to $18.9 million from $19.4 million in 1994 primarily due to reduced deferred financing costs for 1995 relating to the 1994 debt restructure and to adjustments to deferred compensation in 1994.

INCOME TAX EXPENSE. For the nine months ended September 30, 1995, the Company had $1,162,000 income tax expense of which $674,000 is state income taxes related to a pending settlement of certain prior year tax returns. The Company had $33,000 of income tax expense for the first nine months of 1994. Management anticipates that the Company will continue to pay federal income taxes under the alternative minimum tax until operating loss carryforwards are substantially reduced.

NET INCOME. Net income for the nine months ended September 30, 1995 increased $0.8 million to $5.2 million from $4.4 million for the comparable period in 1994. However, a $2.5 million gain from a disposition of assets was recognized in the first quarter 1994. When adjusted for this gain, net income for 1995 increased $3.3 million or 180.1% from the comparable period in 1994 reflecting the strong increase in Operating Cash Flow generated during the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently has approximately $12.0 million available for borrowing under the revolving credit facility of the Credit Agreement. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Presently, borrowings under the Credit Agreement bear annual interest at either the prime rate plus 1.00% or LIBOR plus 2.00%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of September 30, 1995, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries.

The Company's working capital increased $4.2 million to $5.6 million at September 30, 1995 compared to $1.4 million at September 30, 1994. Working capital at December 31, 1994 was $16.8 million. For the periods presented, the Company financed its working capital needs from a combination of cash provided by operating activities and borrowings under the Credit Agreement. Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. The Company expects to finance the acquisition of KFTY with long-term debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first nine months of 1995 increased to $29.2 million from $9.6 million in 1994.

At September 30, 1995, the Company's capital resources consisted of $3.1 million in cash and cash equivalents and approximately $17.5 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $15.4 million in the first nine months of 1995 were financed with a combination of cash provided by operating activities and borrowings under the Credit Agreement. These capital expenditures were primarily for leasehold improvements at the new Key Arena - the home of the Sonics - as well as for advertising signs, displays, vehicles and equipment, and broadcasting equipment.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS:

            27.  FINANCIAL DATA SCHEDULE.

      (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1995.


                             SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                      ACKERLEY COMMUNICATIONS, INC.


DATED:  NOVEMBER 10, 1995        BY__________________________________
                                 DENIS M. CURLEY
                                 EXECUTIVE VICE PRESIDENT AND
                                 CHIEF FINANCIAL OFFICER,
                                 TREASURER AND SECRETARY
                                 (PRINCIPAL FINANCIAL OFFICER)