Form 10-K
period 1995-12-31
ACKERLEY COMMUNICATIONS INC
filed 1996-03-25
CIK 319120

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                    FORM 10-K


/XX/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended       DECEMBER 31, 1995

                                        OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
for the transition period from _____________ to _____________________________

                        Commission File Number 1-10321

                         ACKERLEY COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                     91-1043807
     -------------------------------                --------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

     800 Fifth Avenue, Suite 3770
     Seattle, Washington                                        98104
     -------------------------------                --------------------------
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

Aggregate market value of voting Common Stock held by nonaffiliates of Registrant as of March 15, 1996: $87,497,991.

Number of shares of common stock, $.01 par value, outstanding as of March 15, 1996: 9,849,669 Common Stock and 5,727,125 Class B Common Stock.

Documents incorporated by reference and parts of Form 10-K into which incorporated: Registrant's Definitive Proxy Statement for May 1, 1996 Annual Meeting--Part III

                                      PART I

                                 ITEM 1 - BUSINESS

GENERAL

     Ackerley Communications, Inc. (the "Company"), founded in 1975, is a diversified communications company which, through its operating subsidiaries, engages in three principal businesses: (i) out-of-home media, including outdoor and airport advertising; (ii) television and radio broadcasting; and
(iii) sports marketing and promotion, primarily through its Full House Sports & Entertainment division, which includes the ownership of the Seattle SuperSonics (the "SuperSonics"), a franchise of the National Basketball Association ("NBA"), and the Seattle SeaDogs, a franchise of the Continental Indoor Soccer League.

     The Company's businesses generally are leaders in their respective markets, positions that the Company believes to be sustainable by virtue of the substantial governmental regulation of outdoor advertising and broadcasting and the exclusive franchising practices in airport advertising and professional sports. The Company believes that the diversity of its operations minimizes its reliance on any particular geographic region, advertising medium or customer.

     STRATEGY. Since 1993, the Company's strategy has been to build its more mature and stable out-of-home media business and to control costs in each business segment. Additionally, the Company instituted plans to expand and enhance its broadcasting business and to pursue additional revenue producing opportunities through the development of a new arena in Seattle. The Company's continuing strategy includes:

      * Improving the profitability of its outdoor advertising business by increasing revenue while controlling operating costs. Prior to 1993, the Company had increased net revenue and improved operating performance in its existing markets by constructing and, in some cases, acquiring additional displays, thereby achieving comprehensive coverage and economies of scale in those markets. Since 1993, however, the Company has focused its management and sales efforts on optimizing the mix of rate and usage of its current display inventory in each of its markets. In order to increase sales, the Company expanded its sales force and instituted a commission-based sales compensation plan.

      * Renegotiating its airport advertising franchise agreements when they expire to improve their economic terms. Alternatively, to the extent that an expiring franchise agreement does not meet the Company's selection criteria for new franchise agreements, generally based on projected Operating Cash Flow, the Company will not renew or bid on the agreement.

      * Pursuing television broadcast station acquisitions generally in ADI markets ranking from 50 to 150. The Company's television business historically has grown through opportunistic acquisitions. The Company intends to pursue acquisitions of stations in situations where the Company believes its management approach can be successfully employed. Specifically, the Company will seek to acquire, on financially attractive terms, stations that currently generate positive cash flow but which offer opportunities for revenue and cash flow enhancement. The purchase of television station KFTY in Santa Rosa, which is awaiting FCC approval, exemplifies this strategy.

      * Creating additional interest in sports marketing and promotion through the development of a new arena in Seattle and pursuing other revenue-generating opportunities related to the new arena. Construction of the new arena was completed in time for the 1995-1996 NBA season. In-arena advertising and additional seating in the new arena provides opportunities for greater revenue generation, while the luxury boxes and concessions provide sources of revenue not previously available to the Company. Since the Company shares in revenues generated by events at the arena, the Company has acquired an indoor soccer franchise and will consider acquiring additional sports franchises under certain circumstances.

      * Acquiring additional radio stations in Seattle to be operated in conjunction with its current stations, KJR(AM), KJR(FM) (formerly KLTX(FM)), and KUBE(FM). In 1994, the Company acquired its third station through its investment in the New Century Seattle Partner, L.P. This acquisition gave the Company three signals in the same area, thereby enhancing revenue opportunities while realizing cost savings associated with eliminating the duplication of functions. See "Business-Broadcasting-Radio-Operations" below.

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

     The Company believes that outdoor advertising is one of the most cost-effective forms of advertising. Poster space generally is sold in packages called "showings," which comprise a given number of displays in a market area. Posters provide advertisers with access either to a specified percentage of the general population or to a specific target audience. Displays making up a showing are placed in well-traveled areas and are distributed so as to reach a wide audience in a particular market. An outdoor advertising company establishes and publishes rate cards periodically, typically once a year, which set monthly rates for painted bulletins, poster panels and junior posters for each market it covers. Rates are based, in part, on surveys made by independent traffic audits that determine a given display's exposure to the public. Actual rates charged to customers are subject to negotiation. Advertising contracts relating to painted bulletins, poster panels and junior posters generally have terms of one year or less.

     In addition to cost-effectiveness, outdoor advertising has other advantages for certain types of advertisers. Because the advertising message can be placed to reach potential customers close to the point of sale, restaurants, motels, service stations and similar businesses find outdoor advertising particularly attractive. In addition, repeated viewings by people traveling the same route on a daily basis makes outdoor advertising especially suitable for companies, such as banks, insurance companies, soft drink manufacturers and radio and television stations, that sell their products by promoting a particular image.

     While outdoor advertising remains a stable and predictable source of revenue, the Company believes that the number and diversity of advertisers using the medium has increased. Over the past few years the emphasis has shifted from national to local and regional sales and to customers who have not traditionally used outdoor advertising. Advertisers shifting a significant portion of their advertising dollars into outdoor advertising include city and state governments (lottery advertising), health care services, specialty retailers, food products companies and telephone equipment and service companies.

     OPERATIONS. The Company's outdoor advertising business involves the sale of space on advertising display faces and includes, in many cases, the design of advertisements and the construction of outdoor structures that carry these displays. The Company operates its outdoor advertising business primarily in the greater metropolitan areas of Seattle and Tacoma, Washington; Portland, Oregon; Boston and Worcester, Massachusetts; and Miami, Fort Lauderdale and West Palm Beach, Florida. The Company, which has a total of approximately 9,200 advertising displays nationwide, is the dominant operator of outdoor advertising in each of its markets. The Company believes that its strong market position, the geographical diversity of its operations and its emphasis on local advertisers lend stability to its revenue base, reduce its reliance on any single local economy or advertiser and mitigate the effects of fluctuations in national advertising expenditures. The Company also believes that its outdoor advertising operation will continue to be a substantial source of revenue but anticipates that any future growth in this business will result primarily through diversification of its customer base and increased demand brought about by creative marketing.

     The principal outdoor advertising display used by the Company is the billboard, of which there are three standardized types:

           * PAINTED BULLETINS, which generally are 14 feet high and 48 feet wide, consist of panels that are hand painted at the Company's facilities in accordance with design specifications supplied by the advertiser or, less frequently, panels covered with a single sheet of vinyl on which an image has been printed by computer. The panels are then transported to the site of the billboard and mounted to the face of the display. To attract more attention, panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Painted bulletins are usually located near major highways for maximum impact. Space is usually sold to advertisers for periods of four to twelve months.

           * POSTER PANELS, which generally are 12 feet high by 25 feet wide, are the most common type of billboard. Lithographed or silk-screened paper sheets that are supplied by the advertiser are prepasted and packaged in airtight bags by the Company and applied, like wallpaper, to the face of the display. Poster panels are usually located on major traffic arteries. Space is usually sold to advertisers for periods of one to twelve months.

           * JUNIOR POSTERS are usually 6 feet high by 12 feet wide. The displays are prepared and mounted in the same manner as poster panels.
     Most junior posters, because of their smaller size, generally are concentrated on city streets and are targeted to pedestrian traffic. Space on junior posters usually is sold to advertisers for periods of one to twelve months.

At December 31, 1995, the Company owned 1,350 painted bulletins, 6,402 poster panels and 1,457 junior posters distributed among markets served as follows:


                               DMA      PAINTED   POSTER        JUNIOR
        MARKET               RANK(1)   BULLETINS  PANELS        POSTERS
        ------               -------   ---------  ------        -------

NORTHWEST:
     Seattle/Tacoma. . . . .   12        218      1,692            369
     Portland. . . . . . . .   25        144      1,184             --

BOSTON:
     Boston/Worcester. . . .    6        279      2,038             89

FLORIDA:
     Miami/Fort Lauderdale .   16        502      1,136            999
     West Palm Beach . . . .   45        207        352             --
_______________


   (1) Source: Stations Volume of the Television-Cable Fact Book, 1995 Edition. Designated Market Area ("DMA") rank is a common measure of market size based on population used by the media industry and reported upon by the Nielsen Rating Service.

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

     A broad cross-section of advertisers utilize the Company's outdoor advertising services, including tobacco, food and beverage, financial service, automotive and entertainment companies. As a result of the Company's efforts to diversify its advertiser base and to reduce the percentage of its net revenue attributable to the advertising of tobacco products, the Company's largest outdoor advertising customer accounted for less than 3.0% of the Company's gross revenue in 1995.

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

     OPERATIONS. The Company is the largest owner and operator of airport advertising displays in the United States. It owns, maintains and sells advertising space on approximately 4,800 advertising display units in over 110 airport terminals throughout the United States, including principal airports serving the greater metropolitan areas of Boston, Washington, D.C., Miami, Houston, St. Louis and Seattle.

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

     SALES AND MARKETING. National and local advertisers purchase airport advertising from the Company at rates based on passenger traffic surveyed at the relevant airport. The Company sells advertising space on the Company's airport advertising display units directly to the advertisers and also sells to advertising agencies and specialized media buying services acting on behalf of national advertisers. A broad cross-section of advertisers utilize the Company's airport advertising services, including hotels, motels and automobile rental companies, media and telecommunication companies and financial services companies. The Company's largest airport advertising customer accounted for less than 1% of the Company's gross revenue in 1995.

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

     OPERATIONS. The following table sets forth certain information with respect to the Company's television stations and the markets in which they operate:



                                                                                              NO. OF
                                                                                            COMMERCIAL
                                                                                             STATIONS
                                                   CALL      DATE      NETWORK      DMA      RANKED IN
MARKET                                            LETTERS  ACQUIRED  AFFILIATION   RANK(1)   MARKET(2)   FREQUENCY(3)
------                                            -------  --------  -----------   -------   ---------   ------------
Syracuse, New York . . . . . . . . . . . . . . .   WIXT    May 1982      ABC         67        3 VHF         VHF
                                                                                               2 UHF(4)

Colorado Springs/Pueblo, Colorado. . . . . . . .   KKTV     January      CBS         97        3 VHF         VHF
                                                             1983                              1 UHF(5)

Bakersfield, California. . . . . . . . . . . . .   KGET     October      NBC         129       4 UHF(6)      UHF
                                                             1983

Vancouver, British Columbia and portions
  of Seattle, Washington (station located
  in Bellingham, Washington) . . . . . . . . . .   KVOS    June 1985     (7)         (7)         (7)         VHF

Salinas/Monterey, California . . . . . . . . . .   KCBA    June 1986     FOX         115       1 VHF         UHF
                                                                                               3 UHF(8)

---------------

(1)   Source: Stations Volume of the Television Cable Fact Book, 1995 Edition.
(2) Source: Stations Volume of the Television Cable Fact Book, 1995 Edition. Does not include public broadcasting stations, satellite stations or translators which rebroadcast signals from distant stations.
(3) Very high frequency ("VHF") stations transmit on channels 2 through 13; ultra high frequency ("UHF") stations transmit on channels 14 through 69. Technical factors, such as station power, antenna location and height and topography of the area, determine the geographic market served by a television station. In general, a UHF station requires greater power or antenna height to cover the same area as a VHF station.
(4) Two additional UHF channels have been allocated in the Syracuse market; however, there has been no construction activity to date with respect to these channels.
(5) Two additional UHF channels have been allocated in the Colorado Springs/Pueblo market; however, there has been no construction activity to date with respect to these channels.
(6) Two additional UHF channels have been allocated in the Bakersfield market; however, there has been no construction activity to date with respect to these channels.
(7) KVOS, located in Bellingham, Washington, serves primarily the Vancouver, British Columbia market (located in size between the markets of Sacramento-Stockton-Modesto, California, and Orlando-Daytona Beach-Melbourne, Florida, which have DMA rankings of 21 and 22, respectively) and a portion of the Seattle, Washington market (DMA rank
      12) and Whatcom County, Washington (equivalent in size to Eureka, California, with an DMA rank of 189). The station's primary competition consists of 4 Canadian VHF stations.
(8) One additional UHF channel has been allocated in the Salinas/Monterey market; however, there has been no construction activity to date with respect to this channel.

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

    In the case of KVOS, which is located in Bellingham, Washington and serves primarily the market of Vancouver, British Columbia, Canada, the percentage of network programming preempted by alternate programming is substantial. This preemption is due primarily to Canadian regulations that require Canadian cable television operators to delete the signals of United States-based stations broadcasting network programs in regularly scheduled time slots and replace them with the signals of the Canadian-based network affiliates broadcasting at the same time. By substituting this alternate programming, KVOS is able to maximize the amount of time it is on the air in the Vancouver market.

     On November 30, 1995, the Company entered into a definitive agreement to purchase, for approximately $7.8 million, the assets of television station KFTY, an independent station licensed for the market of Santa Rosa, California. The Federal Communications Commission granted preliminary approval on March 6, 1996. The sale is subject to final approval by the Federal Communications Commission. The Company expects the transaction to close in April 1996.

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

     During 1995, local spot or schedule advertising, which is sold by the Company's personnel at each station, accounted for approximately 42% of the total revenue generated by the Company's television stations. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 56% of the total revenue generated by the Company's television stations in 1995.

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

     Radio station revenue is derived substantially from local, regional and national advertising and, to a lesser extent, from network compensation. Approximately 73% of the Company's radio broadcasting revenue is derived from local advertising generated by a station's local sales staff. National sales are made on a station's behalf by a national independent sales representative. The representative obtains advertising from national advertising agencies and receives a commission based on a percentage of gross advertising revenue generated. The principal costs incurred in the operation of radio stations are salaries, programming, promotion and advertising, sports broadcasting rights fees, rental of premises for studios and transmitting equipment and music license royalty fees.

     OPERATIONS. The following table sets forth certain information with respect to the Company's radio stations:



                                                                                     RADIO STATION
                                                RADIO                      NO. OF      FORMAT AND
                                               STATION                   COMMERCIAL      PRIMARY
                     CALL         DATE          POWER       ARBITRON    STATIONS IN    DEMOGRAPHIC
    MARKET          LETTERS     ACQUIRED       (WATTS)       RANK(1)      MARKET(1)       TARGET
 -----------       ---------   ----------     ---------     ---------    -----------     --------

Seattle/Tacoma,     KJR(AM)     May 1984        5,000          13           15 AM       Sports Talk;
Washington                                                                               Men 25-54

                    KJR(FM)(2)  October 1987   100,000                      18 FM        70'S Hits
                                                                                        Adults 25-54

                   KUBE(FM)     July 1994      100,000                                  Top 40 CHR
                                                                                        Persons 12-34
---------------


(1)   Source: Arbitron, Fall 1995 Edition.

(2)   Formerly KLTX (FM)

     The Company purchased KJR(AM), located in Seattle, Washington, in May 1984. KJR(AM) acquired the broadcast rights to SuperSonics games from the Company in the 1987-1988 season, and now serves as the SuperSonics' flagship radio station. In October 1987, the Company acquired KJR(FM), also located in Seattle.

     On February 4, 1994, the Company entered into an agreement with Century Management, Inc. which resulted in the formation of New Century Seattle Partners, L.P. (the "Partnership") for the purpose of operating the assets of KJR(AM), KJR(FM) and KUBE(FM). This venture was approved by the Federal Communications Commission ("FCC") and closed on July 14, 1994. Under the terms of the Amended and Restated Limited Partnership Agreement dated July 14, 1994, the Partnership purchased certain assets of KUBE(FM) from affiliated companies of Cook Inlet, Inc., an Alaska-based Native American corporation, and KJR Radio, Inc. contributed certain assets of KJR(AM) and KJR(FM) to the Partnership. Century Management, Inc. is the general partner of the Partnership. KJR Radio, Inc. is a limited partner holding approximately 98.0% of the equity interests in the Partnership. The other limited partners include ASDP/New Century, Inc., a Massachusetts corporation, and Union Venture Corporation, a California corporation.

     On March 9, 1994, the Company sold radio station WAXY(FM) in Fort Lauderdale, Florida, to Clear Channel Radio, Inc. for approximately $14.0 million in cash, of which $13.0 million was for the assets of the radio station and $1.0 million was for a prepaid outdoor advertising contract. At December 31, 1993, the net book value of WAXY(FM) was approximately $10.7 million.

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

     During 1995, local spot or schedule advertising, which is sold by the Company's personnel at each station, accounted for approximately 73% of the revenue generated by the Company's radio stations. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 23% of the Company's radio broadcasting revenue in 1995. The remaining revenue consisted of tower rentals and production fees.

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

BROADCASTING REGULATION

     The television and radio industries are subject to extensive federal regulation under the Communications Act of 1934, as amended (the "Communications Act"), which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, limits the number of broadcasting properties the Company may acquire and restricts alien ownership of capital stock of licensees. The FCC's multiple ownership rules limit certain ownership of media interests in the same market, such as stations of the same type (radio or television) serving the same geographic market, a radio station and a television station serving the same geographic market, a cable system and a television station serving the same geographic market and a radio station and a daily newspaper serving the same geographic market. However, since 1992, the rules have permitted an entity to own up to three radio stations, no more than two of which are AM or FM stations, in markets with fewer than 15 stations, so long as the owned stations represent less than 50% of the stations in the market. In radio markets with 15 or more commercial radio stations, an entity may own up to two AM and two FM commercial stations, so long as the combined audience share of those stations does not exceed 25%. The rules also restrict the total number of broadcasting stations which the Company may own nationwide generally to 20 AM and 20 FM radio stations and 12 television stations (so long as the television stations do not reach more than 25% of television households nationwide). The Company currently is in compliance with the FCC's rules governing the number of stations which may be owned. These limitations on ownership may affect the Company's ability to acquire additional stations in the future.

     The success of the Company's broadcasting segment depends upon its continuing to hold broadcast licenses from the FCC. Radio station licenses are issued for terms of seven years and television station licenses are issued for terms of five years. The Company's television stations KCBA, KVOS, and WIXT have licenses which expire (subject to renewal) on December 1, 1998, February 1, 1999 and June 1, 1999, respectively. Television stations KGET and KKTV each has a license renewal application currently pending at the FCC. No competing applications have been filed, although petitions to deny the license renewal applications of television stations KKTV and KGET have been filed by various parties. The Company's radio station, KJR(AM) and KJR(FM), have a license which expires (subject to renewal) on February 1, 1998.

     While in the vast majority of cases licenses are renewed by the FCC, there can be no assurance that the Company's broadcasting licenses will be renewed, especially if competing applications to obtain the licenses are filed. With respect to television stations KKTV and KGET, the Company believes that none of the petitions will result in a denial of the license renewal application of any of these stations.

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

     The Company's four network-affiliated stations have chosen the retransmission consent option within their respective markets. By September 6, 1993, all cable systems were required to notify their subscribers which TV stations they would be carrying when the new cable TV rules went into full effect on October 6, 1993. Of the Company's four network-affiliated television stations, three (KKTV, KCBA and KGET) granted retransmission consents to their local cable systems, while the other (WIXT) agreed to extend for one year the deadline to complete its negotiations with its local cable systems. WIXT has continued to extend that deadline by subsequent agreements. While the Company believes that the remaining negotiation will be concluded successfully and that even if it is not successful the Company's operation would suffer no material adverse effect, there can be no assurance that this will be the case.

     On February 8, 1996, the Telecommunications Act of 1996, Pub. L. No. 104-104, 110 Stat. 56, was enacted. The new law requires the FCC to substantially change many of its rules regulating the television and radio industries. In general, the new law requires the FCC to conduct various rulemaking proceedings to change its existing rules as required by the new law. The FCC has issued a tentative timetable for conducting the various rulemaking proceedings, which indicates that many FCC rules may change between March 1996 and the end of the year. The rule changes required by the new law will include changes (i) allowing one entity to own an unlimited number of radio stations nationwide, and allowing one entity to own an increased number of radio stations in a market, (ii) allowing one entity to own television stations reaching up to thirty five percent of the national audience, (iii) extending radio and television license terms to eight years, and (iv) relaxing the radio and television license renewal process. The new law also requires the FCC to conduct a rulemaking proceeding to determine whether to change its rule limiting the number of television stations an entity can own in a single market.

     The final rules that the FCC may adopt to implement the above referenced provisions of the new law, as well as rules implementing other provisions of the new law and not referenced above, may have an adverse competitive impact on the Company's business.

     Other FCC rules are also subject to change. These changes may have an adverse competitive impact on the Company. For example, the FCC has adopted rule changes which will result in the expansion of the AM radio band, addition of more AM and FM stations, or increased power for existing AM and FM stations, by reducing the mileage spacing between existing stations and allowing the utilization of certain other engineering techniques (e.g., directional antennas and terrain shielding). Investigations by Congressional committees, the FCC and other governmental agencies into certain practices and conditions in the broadcasting industry (including broadcasting spectrum and/or license fees, copyright law revisions, advertising practices, cable television and trafficking rules) have resulted in various proposals or inquiries now pending or which may be considered in the future by such governmental bodies.

     Congress and the FCC have under consideration, and may in the future consider and adopt, additional new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's broadcast properties. Such matters include, for example, proposals to impose spectrum use or other governmentally imposed fees upon licensees; the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes to broadcast technical requirements; and proposals to auction the right to use the radio broadcast spectrum to the highest bidders.

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

     Television station KVOS, which derives much of its revenue from the Vancouver, British Columbia market, is regulated by certain aspects of Canadian law. In particular, although under Canadian tax laws advertising expenses are ordinarily deductible as business expenses, a Canadian firm may not deduct the cost of advertising on a United States-based television station which is directed into a Canadian market. In order to compensate for this disparity, KVOS sells advertising time in Canada at a discount from its standard rate. KVOS also is subject to certain restrictions on its broadcast of network programming. See "-- Operations" above.

OTHER BUSINESSES

     The Company's third business segment includes its basketball and indoor soccer operations. This segment, however, also incorporates the operations of the Company's real estate holdings and the expenses of the Company's corporate office.

THE SEATTLE SUPERSONICS

     The SuperSonics franchise is one of 29 members of the NBA. Teams in the NBA play a regular season schedule of 82 games from November through April and play several preseason exhibition games. Based on their regular season records, 16 teams qualify for post-season play, which culminates in the NBA championship. The SuperSonics have qualified for post-season play in each of the last three years.

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

     SALES AND MARKETING. A major source of revenue for the SuperSonics is ticket sales for home games, as 100% of the revenue from these sales are retained by the home team. Average paid attendance per game increased from 13,172 for the 1992-93 regular season, to 13,250 for the 1993-94 regular season, and to 13,846 for the 1994-95 regular season. Average paid attendance for the 1995-96 through February 29, 1996 regular season increased to 15,173. The SuperSonics maintained consistent growth in average paid attendance from the 1992-93 season through the 1994-95 season, attributable mainly to the team's improved win/loss record. The substantial increase in the 1995-96 average paid attendance through February 29, 1996 is mainly due to the SuperSonics move to the new Key Arena in November 1995.

     In November 1993, the NBA granted franchises to the cities of Toronto and Vancouver, Canada for $125 million each to begin play in the 1995-96 season. The SuperSonics has received its proportionate share of the franchisee fees received from these additional franchises. The SuperSonics share equally with the other NBA teams in revenue resulting from NBA agreements with television networks for the broadcast of league games and other NBA activities. The proportion of revenue resulting from the sale of broadcast rights, particularly television broadcast rights, has increased significantly in recent years and is expected to become a more significant portion of total NBA revenue, primarily because of the growth of cable television. In the spring of 1993, the NBA entered into a new contract with NBC providing for the television broadcast of certain league games through the 1997-98 season. This contract provides for a minimum payment to the NBA of $750 million over the four-year term of the contract.

     Other sources of revenue for the Company derived from its ownership of the SuperSonics include broadcast licensing, team advertising sponsorships and in-arena advertising. All of the SuperSonics' games are broadcast exclusively over KJR(AM), the Company-owned radio station in Seattle. Broadcasting rights to the SuperSonics' games are licensed to local cable systems and, outside the Seattle/Tacoma market, additional radio stations not affiliated with the Company. Broadcast revenue related to the SuperSonics, including the current contracts with NBC and Turner Network Television, is included in the Company's broadcasting segment.

EMPLOYEES

     As of December 31, 1995, the Company employed approximately 380 persons in its out-of-home media segment, 610 persons in its broadcasting segment and 61 persons in its other businesses segment. A sales force of approximately 50 employees based in New York, St. Louis and the Washington, D.C. area and in other regional offices, which is responsible for selling advertising space on the Company's outdoor advertising structures and airport displays, is included in this tabulation.

     Approximately 280 of the Company's employees are represented by various unions under 14 collective bargaining agreements. The Company believes that its employee relations are good. Collective bargaining agreements covering approximately 1% of the Company's employees are terminable during 1996. The Company believes that these collective bargaining agreements will be renegotiated or automatically extended and that any renegotiation will not materially adversely affect its operations.

FINANCIAL INFORMATION REGARDING BUSINESS SEGMENTS

     Financial information concerning each of the business segments in which the Company is engaged is set forth in Note 13 to the Notes to Consolidated Financial Statements.

RESTRICTIONS ON OPERATIONS

     The Company's Credit Agreement dated February 17, 1995 (the "1995 Credit Agreement"), with certain of its bank lenders, the Indenture dated October 7, 1993 (the "Indenture") respecting its 10_% Senior Secured Notes Due 2003 ("Senior Notes"), and its Note Agreements dated December 20, 1988 and Note Agreements dated December 1, 1989, with certain insurance company lenders as amended (collectively the "Subordinated Note Agreements") contain restrictions on the Company's operations. The 1995 Credit Agreement, Indenture and Subordinated Note Agreements include restrictions on aggregate indebtedness, acquisitions of securities or assets of operating businesses, stock issuances, the creation of liens, loans and advances, investments, capital expenditures, guarantees, dividends on or purchases of its capital stock, changes in lines of business, and transactions with affiliates. The 1995 Credit Agreement and Indenture also restrict the Company's ability to prepay other debt. The 1995 Credit Agreement and Subordinated Note Agreements generally prohibit the Company from engaging in a merger or certain sales of assets without the consent of the respective lenders. Additionally, acquisitions of additional business operations would generally require consents or waivers from certain of the Company's lenders with respect to several of the above restrictions.

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

     Additional information concerning the 1995 Credit Agreement, Senior Notes and Subordinated Note Agreements is set forth in Note 8 to the Notes to Consolidated Financial Statements.

                              ITEM 2 - PROPERTIES

     The principal executive offices of the Company are located at 800 Fifth Avenue, Suite 3770, Seattle, Washington 98104. These offices, which consist of approximately 9,000 square feet, are leased by the Company pursuant to a lease that expires in 1996.

     The following table sets forth certain information regarding the Company's operating facilities as of December 31, 1995:




                                                                 APPROXIMATE       APPROXIMATE
                                                                SQUARE FOOTAGE    SQUARE FOOTAGE
LOCATION                                  NATURE OF FACILITY        OWNED             LEASED
--------                                  ------------------    --------------    --------------

OUT-OF-HOME MEDIA:
  Seattle, Washington (Outdoor)                   Plant              35,889               --
  Boston, Massachusetts (Outdoor)                 Plant              31,882            4,900
  Miami, Florida (Outdoor)                        Plant             242,980               --
  Airport Advertising                            Offices                 --           12,544

BROADCASTING:
  Syracuse, New York (WIXT)                Station Operations        25,000               --
  Colorado Springs, Colorado (KKTV)        Station Operations        30,000              753
  Bakersfield, California (KGET)           Station Operations        16,740               --
  Bellingham, Washington (KVOS)            Station Operations        13,130            4,752
  Salinas, California (KCBA)               Station Operations        30,000            3,000
  Seattle, Washington
    (KJR(AM), KJR-FM and KUBE(FM))         Station Operations            --           16,082
  Portland, Oregon                          Antenna Facility          3,500               --

OTHER BUSINESSES:
  Seattle, Washington (Sports Operations)   Offices & Practice       30,000           16,904
                                               Facility
  Seattle, Washington (Corporate)              Offices                   --           24,029


     The Company believes that its facilities are adequate for its present business and that additional space is generally available for expansion without significant delay. In 1995, the Company paid aggregate annual rentals on office space of approximately $1.3 million.

     Effective October 1, 1995, the Company entered into a fifteen-year lease with the City of Seattle for the new Key Arena, a 17,100-seat events facility.
 Construction for the arena was completed in September 1995. It was first occupied and used by the SuperSonics in November 1995, the beginning of the 1995-1996 season. It also will be used by the SeaDogs beginning in the 1996 season.

     At December 31, 1995, the Company owned 285 vehicles and leased 59 vehicles of various types for use in its operations. The Company owns a variety of broadcast-related equipment, including broadcast towers, transmitters, generators, microwave systems and audio and video equipment used in its broadcasting business.

The Company also owns an airplane which is used for travel between the various facilities and leases an airplane for use by the Supersonics under a private carrier agreement.

     The Company believes that all of its buildings and equipment are adequately insured in accordance with industry practice.

                          ITEM 3 - LEGAL PROCEEDINGS

     The Company reported in its Current Report on Form 8-K, filed with the Securities and Exchange Commission on or around February 29, 1996, a $13 million award against certain of the Company's subsidiaries and officers in connection with a wrongful termination claim by former Company employees. The Company intends to appeal the verdict. See Note13 to the Company's Consolidated Financial Statements.

     The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. In addition, the Company participates in various governmental and administrative proceedings relating to, among other things, condemnation of outdoor advertising structures without payment of just compensation, disputes regarding airport franchises and matters affecting the operation of broadcasting facilities. Other than as indicated above, the Company believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon its business or financial condition.

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

                       ITEM 4 - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company currently are as follows:

  Barry A. Ackerley     61    Chairman of the Board, President and Chief
                                Executive Officer
  William N. Ackerley   35    President and Chief Operating Officer
  Denis M. Curley       48    Executive Vice President and Chief Financial
                                Officer, Treasurer and Secretary
  Keith W. Ritzmann     43    Vice President and Controller

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

     Mr. Curley, who joined the Company in December 1984, was named on March 1, 1995 to the position of Executive Vice President and Chief Financial Officer after having served as Senior Vice President and Chief Financial Officer of the Company since January 1990. He has been Vice President of Finance, serving as Chief Financial Officer of the Company, since May 1988, and Treasurer and Assistant Secretary of the Company since November 1985.

     Mr. Ritzmann, who joined the Company in November 1980, was named in January 1990 to the position of Vice President. He has been the Controller of the Company since 1986.

     Barry A. Ackerley and William N. Ackerley are father and son. Gail A. Ackerley, one of the current directors and a nominee for re-election as a director at the 1996 annual shareholder's meeting, is Barry Ackerley's wife and William Ackerley's mother. There are no other family relationships among any of the directors or executive officers. All officers serve at the pleasure of the Board of Directors.

                                    PART II

               ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     As of March 15, 1996, the Company had 15,576,794 shares of outstanding common stock, 9,849,669 shares of which are voting common stock ("Common Stock") and 5,727,125 of which are Class B voting common stock ("Class B Common Stock"). As of the same date, there were 581 and 30 shareholders of record of Common Stock and Class B Common Stock, respectively. American Stock Transfer & Trust Company is the stock transfer agent for all common stock.

     It has been the policy of the Company's Board of Directors to retain any Company cash flow for working capital, expansion, and reduction of long-term debt. The Company paid its first ever cash dividend of $.03 per share on March 17, 1995. Recently, the Company declared its second annual cash dividend of $.04 per share payable on April 1, 1996 to shareholders of record on March 18, 1996. The Company's Board of Directors presently intends to pay a similar dividend next year. Such payment and any other future payment of dividends will depend upon, among other things, the Company's earnings and financial condition, capital requirements and general economic conditions.
In this respect, payment of dividends is restricted by the terms of the 1995 Credit Agreement and Subordinated Note Agreements and the Indenture. Additionally, the Delaware general corporation law would restrict the payment of dividends under certain circumstances.

     The Company's Common Stock is listed and traded on AMEX under the symbol AK. The table below sets forth the high and low sales prices according to AMEX, for each full quarterly period within the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


1994               High        Low        1995             High         Low
----               ----        ---        ----             ----         ---

First Quarter     $8 3/8      $5 3/8      First Quarter    $10 1/2     $ 6 1/2

Second Quarter    $8 1/4      $5 7/8      Second Quarter   $12 1/2     $ 8 3/4

Third Quarter     $6 5/8      $5 5/8      Third Quarter    $15 5/8     $12 1/4

Fourth Quarter    $7          $5 5/8      Fourth Quarter   $15 7/8     $13 1/4


     As of March 15, 1996, the high and low sales price of the Common Stock were $20 and $191/4 and respectively.

     No market has existed for the Class B Common Stock since its initial issuance in June 1987. Moreover, there are significant restrictions, set forth in the Company's Third Restated Certificate of Incorporation, on the ability of a stockholder to transfer shares of Class B Common Stock. As a consequence, there does not exist an established trading market for the Class B Common Stock.

                       ITEM 6 - SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company for the years ended December 31, 1991 through 1995 have been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements" and Notes thereto included elsewhere in this report.


                                                                    YEAR END DECEMBER 31,
                                             --------------------------------------------------------------------
                                                1995          1994           1993           1992           1991
                                                ----          ----           ----           ----           ----
                                                            (In thousands except per share data)

Consolidated Statement of Operations Data:
------------------------------------------

Revenue                                      $235,820       $211,728       $192,958       $187,295       $182,193
  Less agency commissions and discounts       (28,423)       (25,626)       (22,341)       (22,769)       (22,838)
                                             --------       --------       --------       --------      ---------
Net revenue                                   207,397        186,102        170,617        164,526        159,355
Expenses and other income
  Operating expenses                          156,399        143,469        132,744        125,441        128,153
  Disposition of assets                          --           (2,506)           759         (2,147)        22,243
  Depreciation and Amortization                13,243         10,883         12,018         13,915         21,014
  Interest expense                             25,010         25,909         22,431         23,809         27,595
  Litigation expense                           14,200           --             --             --             --
  Other (Income) expense                          (56)          (657)          (458)            13           (512)
                                             --------       --------       --------       --------       --------
    Total expenses and other income           208,796        177,098        167,524        161,031        198,493
                                             --------       --------       --------       --------       --------
Income (loss) before income taxes
and extraordinary item                         (1,399)         9,004          3,093          3,495        (39,138)
Income taxes                                    1,515             73            133          1,188           --
                                             --------       --------       --------       --------       --------
Income (loss) before extraordinay item         (2,914)         8,931          2,960          2,307        (39,138)

Extraordinary item - loss on debt
  extinguishment in 1994 and 1993;
  utilization of tax loss carry
  forward in 1992                                --           (2,099)          (625)         1,188           --
                                             --------       --------       --------       --------       --------
Net income (loss) applicable to
  common shares                              $ (2,914)      $  6,832       $  2,335       $  3,495       $(39,138)
                                             --------       --------       --------       --------       --------
                                             --------       --------       --------       --------       --------
Per common share:
  Income (loss) before
      extraordinary item                     $   (.18)      $    .57       $    .19       $    .15       $  (2.54)
  Extraordinary item                             --             (.13)          (.04)           .08           --
                                             --------       --------       --------       --------       --------
  Net income (loss)                          $   (.18)      $    .44       $    .15       $    .23       $  (2.54)
                                             --------       --------       --------       --------       --------
                                             --------       --------       --------       --------       --------
  Dividends                                  $    .03       $   --         $   --         $   --         $   --
                                             --------       --------       --------       --------       --------
                                             --------       --------       --------       --------       --------
  Common shares used in per
      share computation                        15,772         15,742         15,602         15,450         15,419

Consolidated Balance Sheet Data (at end of period):
---------------------------------------------------

Working capital                              $ 15,110       $ 16,783       $  7,970       $(17,375)      $ (6,657)
Total assets                                  189,882        170,783        160,493        166,756        186,694
Total long-term debt                          218,797        227,107        215,114        198,700        219,969
Total debt                                    229,761        234,884        231,676        242,679        264,715
Stockholder's deficiency                      (99,093)       (95,958)      (102,852)      (105,228)      (108,723)


                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company reported a net loss of $2.9 million in 1995 and a net income of $6.8 million and $2.3 million in 1994 and 1993, respectively. Historically, the Company had sought to expand its businesses through acquisitions. This acquisition strategy has led the Company to incur substantial depreciation and amortization expense and interest expense on long-term debt. Financial results for the past three years reflect the decreased acquisition activity of the early 1990s combined with the increased profitability of the Company's existing operations.

     On October 7, 1993, the Company completed a refinancing of its senior indebtedness (the "1993 Refinancing") to obtain more favorable repayment terms respecting its senior indebtedness and to provide the Company with liquidity both in the near term and the long term. In connection with the 1993 Refinancing, the Company sold 10 3/4% Series A Senior Secured Notes due 2003 (the "Senior Notes") for approximately $116.5 million in net proceeds and entered into a credit agreement with a new group of bank lenders (the "1993 Credit Agreement") providing for up to $71.9 million in borrowings and up to $4.8 million in standby letters of credit. The net proceeds from the sale of the Series A Senior Notes and proceeds from the initial borrowing under the 1993 Credit Agreement were used to repay all outstanding indebtedness of approximately $136.0 million under the previous credit agreement with certain bank lenders (the "1991 Credit Agreement") and to repurchase approximately $45.0 million in principal of outstanding senior subordinated notes held by certain insurance company lenders (the "Subordinated Notes").

     On March 14, 1994, the Company entered into an agreement with the City of Seattle for the development and long term lease of the new Key Arena as a site for the SuperSonics home games and other events. The new 17,100-seat facility was developed jointly by rebuilding the former Coliseum, beginning in the second half of 1994. The Company provided approximately $20 million of the total $94 million development costs, the majority of which was incurred in 1995. In November 1995, the SuperSonics first occupied the Key Arena and the SeaDogs are expected to use the arena for the indoor soccer season beginning June, 1996. The Company also shares in revenues generated by the various Key Arena concessions and operates an on-site sports retail facility.

     On February 17, 1995, the Company completed another refinancing of its senior indebtedness (the "1995 Refinancing") to obtain more favorable interest rates and repayment terms respecting its senior bank indebtedness. In connection with the 1995 Refinancing, the Company entered into a credit agreement with a new group of bank lenders (the "1995 Credit Agreement") providing for up to $65 million in borrowings including up to $7.5 million dollars in standby letters of credit. The net proceeds from the initial borrowing under the 1995 Credit Agreements were used to repay all outstanding indebtedness of approximately $51.3 million under the 1993 Credit Agreement.

     Certain subsidiaries of the Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. On February 29, 1996, a jury issued a verdict awarding the plaintiffs compensatory and punitive damages of approximately $13.0 million. The Company has recorded an accrual of $14.2 million related to the verdict including an estimate for additional legal costs. The Company will appeal the verdict.

     During the past four years, the Company maintained growth in net revenue, completed the sale of its radio stations in three markets, completed the acquisition of radio station KUBE(FM) in Seattle Washington, entered into an agreement to purchase television station KFTY in Santa Rosa, California, and continued the cost containment program initiated in 1991. One by-product of the cost containment effort that has remained an important part of the Company's operating strategy is increased scrutiny of expenses. Rather than concentrating solely on maximizing revenues, the Company focuses on maximizing the Operating Cash Flow of each of its business segments.
Proposed expenses are evaluated in light of the enhancements to revenue anticipated to flow from such expenditures.

     As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income (loss), management believes that Operating Cash Flow (defined as net revenue less operating expenses plus other income before amortization, depreciation, interest expense and disposition of assets) is an appropriate measure of the Company's financial performance. This measure excludes expenses consisting of depreciation, amortization, interest, litigation expense, and disposition of assets because these expenses are not considered by the Company to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow, however, is not to be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

     The regional markets the Company serves, from time to time, experience varying degrees of recessionary influences. Management cannot presently determine the potential negative impact of such recessionary influences on the Company's operations and its financial condition.

RESULTS OF OPERATIONS

     The following tables set forth certain historical financial and operating data of the Company for the three-year period ended December 31, 1995, including separate net revenue, operating expense and other income and Operating Cash Flow information by segment:



                                                             YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------

                                             1995                      1994                       1993
                                       ---------------           ---------------            ----------------
                                                  AS %                       AS %                        AS %
                                                 OF NET                     OF NET                      OF NET
                                       AMOUNT    REVENUE         AMOUNT     REVENUE         AMOUNT      REVENUE
                                       ------    -------         ------     -------         ------      -------
                                                             (In thousands)



Net revenue. . . . . . . . . . . .   $207,397      100.0%       $186,102   100.0%           $170,617   100.0%
Operating expenses and other
 (income) expense:
  Operating expenses . . . . . . .    156,399       75.4         143,469    77.1             132,774    77.8
  Other (income) expense, net. . .        (56)      (0.0)           (657)   (0.4)               (458)   (0.3)
                                      --------                  --------                     --------
Total operating expenses and
  other income . . . . . . . . . .    156,343       75.4         142,812    76.7             132,316    77.5
                                      --------                  --------                     --------
Operating Cash Flow. . . . . . . .     51,054       24.6          43,290    23.3              38,301    22.5
Other expenses:
  Depreciation and amortization. .     13,243        6.4          10,883     5.8              12,018     7.0
  Interest expense . . . . . . . .     25,010       12.1          25,909    13.9              22,431    13.2
                                       --------                  --------                    --------
    Total other expenses . . . . .     38,253       18.5          36,792    19.7              34,449    20.2
Income before disposition of
   assets, income taxes, and
   litigation expense, and extra-
   ordinary item . . . . . . . . .     12,801        6.1           6,498     3.5               3,852     2.3
Litigation expense . . . . . . . .     14,200        6.8             --       --                 --       --
Disposition of assets. . . . . . .       --           --          (2,506)    1.3                 759     0.4
Income tax expense . . . . . . . .      1,515        0.7              73      --                 133     0.1
Income (loss) before
  extraordinary item . . . . . . .     (2,914)      (1.4)          8,931     4.8               2,960     1.7
Extraordinary item . . . . . . . .        --          --          (2,099)   (1.1)               (625)   (0.3)
                                       --------                  --------                    --------
Net income (loss). . . . . . . . .    $(2,914)      (1.4)        $ 6,832     3.7             $ 2,335     1.4
                                      --------                   --------                    --------
                                      --------                   --------                    --------



                                                    YEAR ENDED DECEMBER 31,
                                             ----------------------------------

                                                   1995      1994       1993
                                                   ----      ----       ----

                                                     (Dollars in thousands)

NET REVENUE:

  Out-of-home media ......................      $ 93,177   $ 85,436   $ 74,876

  Broadcasting............................        94,108     81,559     75,521

  Other...................................        20,112     17,203     18,423
                                                --------   --------   --------
    Total net revenue.....................      $207,397   $186,102   $170,617
                                                --------   --------   --------
                                                --------   --------   --------

OPERATING EXPENSES AND OTHER INCOME:

  Out-of-home media.......................       $61,199   $ 58,409   $ 55,335

  Broadcasting............................        54,601     49,901     45,975

  Other...................................        40,543     34,502     31,006
                                                --------   --------   --------
    Total operating expenses and other income   $156,343   $142,812   $132,316
                                                --------   --------   --------
                                                --------   --------   --------

OPERATING CASH FLOW:

  Out-of-home media.......................      $ 31,978   $ 27,027   $ 19,541

  Broadcasting............................        39,507     33,562     31,343

  Other...................................       (20,431)   (17,299)   (12,583)
                                                --------   --------   --------
    Total Operating Cash Flow.............      $ 51,054   $ 43,290   $ 38,301
                                                --------   --------   --------
                                                --------   --------   --------

CHANGE IN NET REVENUE FROM PRIOR PERIODS:

  Out-of-home media.......................          9.1%      14.1%       (4.8)%

  Broadcasting............................         12.8        7.9         1.6

  Other...................................         16.9       (6.6)       88.3

    Change in total net revenue...........         11.4        9.1         3.7


OPERATING DATA AS A PERCENTAGE OF NET REVENUE:

  Operating expenses and other income:

  Out-of-home media.......................         65.7%      68.4%       73.9%

  Broadcasting............................         58.0       59.8        59.5

  Other...................................        201.6      200.6       168.3

    Total operating expenses and other income      75.4       76.7        77.6

  Operating Cash Flow:

  Out-of-home media.......................         34.3%      31.6%       26.1%

  Broadcasting............................         42.0       40.2        40.5

  Other...................................       (101.6)    (100.6)      (68.3)

    Total Operating Cash Flow.............         24.6       23.3        22.4



1995 COMPARED WITH 1994

     NET REVENUE. Net revenue for 1995 increased by $21.3 million, or 11.4%, to $207.4 million from $186.1 million in 1994. Net revenue in the Company's out-of-home media segment increased by $7.7 million, or 9.1%, in 1995 from 1994. This increase was due to increased sales volume reflecting a strengthening market for national advertising. The Company's broadcasting segment showed an increase in net revenue of $10.6 million, or 12.8%, for 1995 mainly due to increased rates and sales volumes. Year-to-date net revenue for the Company's other businesses segment increased $2.9 million, or 16.9%, in 1995 as compared with the same period in the previous year, mainly due to increased ticket sales from SuperSonics home games.

     OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $13.5 million, or 9.5%, to $156.3 million from $142.8 million in 1994. However, operating expenses and other income as a percentage of net revenue decreased to 75.4% for 1995 from 76.7% for 1994. In 1995, the Company's out-of-home media operating expenses and other income increased $2.8 million or 4.8%, from the previous year's level due to expenses related to increased business activity. Operating expenses and other income in the Company's broadcasting segment increased by $4.7 million or 9.4% to $54.6 million in 1995 from $49.9 million in 1994, mainly because of the addition of the operations of KUBE(FM). The other businesses segment's operating expenses and other income increased $6.0 million, or 17.5%, to $40.5 million in 1995 from $34.5 million in 1994 principally because of increases in SuperSonics player compensation.

     OPERATING CASH FLOW. Because the increase in revenues exceeded the increase in operating expenses and other income for the same period, Operating Cash Flow increased by $7.8 million or 17.9% in 1995 from 1994. The increase in Operating Cash Flow in the out-of-home media and broadcasting segments more than offset the decrease in the other businesses segment's Operating Cash Flow. As a result, Operating Cash Flow as a percentage of net revenue increased to 24.6% in 1995 from 23.3% in 1994.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by $2.4 million, or 21.7%, to $13.2 million in 1995 as compared to $10.9 million in 1994. The majority of this increase resulted from the amortization of film broadcasting rights. Depreciation and amortization expenses were further increased by a full year's depreciation and amortization of the assets of radio station KUBE(FM) which was purchased in July 1994.

     INTEREST EXPENSE. Interest expense for 1995 decreased by $0.9 million, or 3.5%, to $25.0 million from $25.9 million in 1994. This decrease was due mainly to a combination of lower average interest rates and a slightly lower average debt level during 1995 compared to 1994.

     LITIGATION EXPENSE. In 1995, the Company recorded an accrual for a litigation expense of $14.2 million. There was no such accrual in 1994.

     INCOME TAX EXPENSE. In 1995, the Company's income tax expense increased to $1.5 million from $0.1 million in 1994 mainly due to the settlement of a state income tax matter and the effects of alternative minimum taxes. The Company benefited from its ability to utilize operating loss carryforwards to minimize income tax expense in 1995 and anticipates to continue to incur income tax expense under the alternative minimum tax until operating loss carryforwards are substantially reduced.

     EXTRAORDINARY ITEM. As a result of the 1995 Refinancing, the Company wrote off deferred costs of $2.1 million related to the 1993 Credit Agreement in 1994. There were no extraordinary items for 1995.

     NET INCOME (LOSS). Net loss for 1995 was $2.9 million, a decrease of $9.7 million from the net income in 1994. This was mainly due to the effect of recording an accrual for a litigation expense. Net income as a percentage of net revenue decreased to (1.4%) in 1995 from 3.7% in 1994.

1994 COMPARED WITH 1993

     NET REVENUE. Net revenue for 1994 increased by $15.5 million, or 9.1%, to $186.1 million from $170.6 million in 1993. Net revenue in the Company's out-of-home media segment increased by $10.6 million, or 14.1%, in 1994 from 1993. This increase was due to increased sales volume reflecting a strengthening market for national advertising. The Company's broadcasting segment showed an increase in net revenue of $6.1 million, or 7.9%, for 1994 mainly due to increased rates and sales volumes. Year-to-date net revenue for the Company's other businesses segment decreased $1.2 million, or 6.6%, in 1994 as compared with the same period in the previous year, mainly because the SuperSonics played only 5 NBA playoff games in 1994 as compared to 17 games in 1993.

     OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $10.5 million, or 7.9%, to $142.8 million from $132.3 million in 1993. However, operating expenses and other income as a percentage of net revenue decreased to 76.7% for 1994 from 77.6% for 1993. In 1994, the Company's out-of-home media operating expenses and other income increased $3.1 million or 5.6%, from the previous year's level due to expenses related to increased business activity. Operating expenses and other income in the Company's broadcasting segment increased by $3.9 million or 8.5% to $49.9 million in 1994 from $46.0 million in 1993, mainly because of the addition of the operations of KUBE(FM). The other businesses segment's operating expenses and other income increased $3.5 million, or 11.3%, to $34.5 million in 1994 from $31.0 million in 1993 principally because of increases in SuperSonics player compensation.

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

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by $1.1 million, or 9.4%, to $10.9 million in 1994 as compared to $12.0 million in 1993. The majority of this decrease resulted from a reduction in expenses associated with assets in the Company's broadcasting segment which have been fully amortized or depreciated. Depreciation and amortization expenses were further reduced by the sale of radio station WAXY(FM).

     INTEREST EXPENSE. Interest expense for 1994 increased by $3.5 million, or 15.5%, to $25.9 million from $22.4 million in 1993. This increase was due mainly to a combination of higher average interest rates and slightly higher average debt levels during 1994 compared to 1993, and the amortization of financing costs associated with the 1993 Refinancing.

     DISPOSITION OF ASSETS. In 1994, the Company experienced a gain on the disposition of assets of $2.5 million compared with a loss on the disposition of assets of $0.8 million in 1993. The gain in 1994 was related to the sale of WAXY(FM) in March. In 1993 the Company experienced a loss on the disposition of assets of $0.8 million related to the sale of a long-term note receivable in June and the divestiture of its interest in the Flyer Magazine in December

     INCOME TAX EXPENSE. In 1994, the Company had $0.1 million in income tax expense under the alternative minimum tax compared with $0.1 million income tax expense in 1993. In both years the Company benefited from the utilization of operating loss carryforwards.

     EXTRAORDINARY ITEM. As a result of the 1995 Refinancing, the Company wrote off deferred costs of $2.1 million related to the 1993 Credit Agreement in 1994.

     NET INCOME. Net income for 1994 was $6.8 million, an increase of $4.5 million from that in 1993. This increase was mainly due to the effect of increased business activity from the Company's out-of-home media operations in which the growth in net revenue surpassed the increase in operating expenses, as described above. Net income as a percentage of net revenue increased to 3.8% in 1994 from 1.4% in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     On October 7, 1993, the Company completed the 1993 Refinancing to obtain more favorable repayment terms respecting its senior indebtedness and to provide the Company with liquidity both in the near term and the long term. In connection with the 1993 Refinancing, the Company sold Series A Senior Notes for approximately $116.5 million in net proceeds and entered into a 1993 Credit Agreement providing for up to $71.875 million in borrowings, all of which was initially borrowed, and up to $4.75 million in standby letters of credit. The net proceeds from the sale of the Series A Senior Notes and proceeds from the initial borrowing under the 1993 Credit Agreement were used to repay all outstanding indebtedness of approximately $136.0 million under the 1991 Credit Agreement and to repurchase approximately $45.0 million in principal of outstanding Subordinated Notes.

     On February 17, 1995, the Company completed the 1995 Refinancing to obtain more favorable interest rates and repayment terms respecting its senior bank indebtedness. In connection with the 1995 Refinancing, the Company entered into the 1995 Credit Agreement, initially providing for up to $65 million in borrowings including up to $7.5 million dollars in standby letters of credit. The net proceeds from the initial borrowing under the 1995 Credit Agreements were used to repay all outstanding indebtedness of approximately $51.3 million under the 1993 Credit Agreement.

     Under the 1995 Credit Agreement, the Company presently has approximately $21.4 million available for borrowing under the revolving credit facility. The 1995 Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

     Borrowings under the 1995 Credit Agreement bear annual interest at either the prime rate plus 0.75% or LIBOR plus 2.00% for up to $58.5 million. Currently, the $7.5 million letter of credit facility constitutes part of the $58.5 million maximum borrowings and bears annual interest at 2.00%. These borrowings and the Senior Notes are subject to the Company's compliance with certain financial covenants and are secured by a pledge of stock of the Company's subsidiaries.

     The Company's working capital decreased to $15.1 million at December 31, 1995 from $16.8 million at December 31, 1994. Cash from operating activities was used to finance capital expenditures in the amount of $15.1 million in 1995.

     The Company's working capital increased to $16.8 million at December 31, 1994 from $8.0 million at December 31, 1993. This increase was attributable mainly to the 1995 Refinancing which reduced the current portion of long-term debt by $9.0 million. In addition, net cash from operating activities was used to finance capital expenditures in the amount of $8.8 million in 1994.

     For the periods presented, the Company has financed its working capital needs from cash provided by operating activities. Historically, the Company's long-term liquidity needs for acquisitions have been financed through additions to its long-term debt, principally through bank borrowings or private placements of subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for 1995 increased to $36.7 million from $11.7 million in 1994 mainly due to an increase in cash received from customers and from certain advance payments received in relation to the NBA expansion.

     At December 31, 1995, the Company's capital resources consisted of $6.4 million in cash and cash equivalents and $20.4 million available under the 1995 Credit Agreement.

     The Company expended $3.5 million, $8.8 million and $23.1 million for capital additions in 1993, 1994 and 1995, respectively. A significant portion of the 1995 increase was for equipment and leasehold improvements at the new Key Arena. The Company anticipates that 1996 capital expenditures consisting primarily of construction and maintenance of billboard structures, broadcasting equipment, and other capital additions will be between $12.0 million and $15.0 million.

     On November 30, 1995, the Company entered into a definitive agreement to purchase, for approximately $7.8 million, the assets of television station KFTY, licensed for the market of Santa Rosa, California. The sale is subject to the final approval by the FCC. The Company expects the transaction to close during April 1996.

     The KFTY acquisition and other 1996 capital additions will be funded through a combination of borrowing under the 1995 Credit Agreement and cash from operations.

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

      On February 4, 1994, the Company entered into an agreement with Century Management, Inc. which resulted in the formation of New Century Seattle Partners, L.P. (the "Partnership") for the purpose of operating the assets of KJR(AM), KJR(FM) and KUBE(FM). On July 14, 1994, the Partnership purchased certain assets of KUBE(FM) from affiliated companies of Cook Inlet, Inc., an Alaska-based native American corporation. In order to effect the purchase, the Partnership incurred approximately $18.1 million of debt.

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

TAXES

     At December 31, 1995, the Company had a net operating loss carryforward for federal income tax purposes of approximately $70.0 million and an investment tax credit carryforward of approximately $1.4 million. These carryforwards expire during the years 1996 to 2008. The Company has recorded other assets of $1.2 million representing state income tax amounts due from certain state tax authorities. Such amounts are being contested by the state authorities. However, the Company is actively pursuing full collection of the amounts it is owed and believes it will ultimately be successful in these efforts.

INFLATION

     The effects of inflation on the Company's costs generally have been offset by the Company's ability to correspondingly increase its rate structure.

NEW ACCOUNTING STANDARD

     In March 1995 the FASB issued Statement No. 121 (accounting for the impairment of long-lived assets and for long-lived assets to be disposed of), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the fourth quarter of 1995. The effect of adoption on the consolidated financial statements was not material.

                 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is included in Item 14, pages F-1 through F-23.

                ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                        None.

                                     PART III

               ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning directors and certain executive officers of the Company, see the section entitled "Election of Directors" in the Company's definitive Proxy Statement dated March 25, 1996 ("Proxy Statement") which is incorporated herein by reference and "Executive Officers of the Registrant" under Part I of this report.

                          ITEM 11 - EXECUTIVE COMPENSATION

     For information concerning executive compensation see the section entitled "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.

                       ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT

     As of March 15, 1996, Barry A. Ackerley and Gabelli Funds, Inc. were the only persons to the Company's knowledge owning beneficially more than 5% of the outstanding shares of Common Stock and Class B Common Stock. For information concerning Mr. Ackerley's security ownership and the ownership of management see the section entitled "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.

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

(a)(1) and (2)  FINANCIAL STATEMENTS AND SCHEDULES.

     The following documents are being filed as part of this Report:

                       INDEX TO FINANCIAL STATEMENTS
                                                                         Page
                                                                        Number
                                                                        ------

Report of Ernst & Young LLP, independent auditors......................   F-1

Consolidated balance sheets as of December 31, 1995
 and 1994..............................................................   F-2

Consolidated statements of operations for the
years ended December 31, 1995, 1994 and 1993...........................   F-3

Consolidated statements of stockholders' deficiency
for the years ended December 31, 1995, 1994 and 1993...................   F-4

Consolidated statements of cash flows for the years
ended December 31, 1995, 1994 and 1993.................................   F-5

Notes to consolidated financial statements.............................   F-6

Summary of quarterly financial data (unaudited)........................   F-23

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3)  EXHIBITS:

Exhibit
  No.                      Exhibit
-------                    -------

 3.1     Third Restated Certificate of Incorporation(1)

 3.2 Amendment dated May 11, 1994 to Third Restated Certificate of Incorporation(1)

 3.3     Amended and Restated Bylaws(2)

 4.1 Indenture dated October 1, 1993 between the Company and First Bank National Association, relating to the 10 3/4% Series A Senior Secured Notes and the 10 3/4% Senior Secured Notes Due 2003(3)

 4.2     Form of Specimen 10 3/4% Senior Secured Note Due 2003(3)

10.1 Credit Agreement dated as of February 17, 1995, by and among First Union National Bank of North Carolina, Natwest Bank, N.A., Seattle-First National Bank, Union Bank and Long-Term Credit Bank of Japan, Ltd.(1)

10.2     First Amendment to Credit Agreement dated as of March 20, 1996

10.3 Composite Conformed Copies of Note Agreement between the Company and certain insurance companies, dated as of December 1, 1988(2)

10.4 Composite Conformed Copies of Note Agreement between the Company and certain insurance companies, dated as of December 1, 1989(4)

10.5 Amendment No. 1 dated October 18, 1991 to Note Agreements dated December 1, 1988 and December 1, 1989(5)

10.6 Agreements of Waiver and Amendment dated as of September 30, 1990, relating to the Note Agreements(6)

10.7     Implementation and Waiver Agreement dated October 18, 1991(5)

10.8 Interest Rate Conversion Agreement dated June 20, 1989 and between the Company and The Bank of California, N.A.(4)

10.9 ISDA Master Agreement dated June 20, 1994 between the Company and National Westminster Bank USA(1)

10.10 The Company's Employee Stock Option Plan, as amended and restated on March 4, 1996

10.11 Pledge Agreement dated as of October 1, 1993 between the Company and First Trust of California, National Association(3)

10.12 Amended and Restated Limited Partnership Agreement of New Century Seattle Partners, L.P. dated July 14, 1994(7)

10.13 Premises Use and Occupancy Agreement between The City of Seattle and SSI Sports, Inc. dated March 2, 1994(1)

21.1     Subsidiaries of the Company

23.1     Consent of Ernst & Young LLP

24.1 Power of Attorney for each of Gail A. Ackerley, Richard D. Cooley, M. Ian G. Gilchrist and Michel C. Thielen dated March 4, 1996.

27       Financial Data Schedule
----------

(1) Incorporated by reference to Exhibits 3.1, 3.2, 10.1, 10.8 and 10.22, respectively, to the Company's 1994 Annual Report on Form 10-K

(2) Incorporated by reference to Exhibits 3.3 and 10.12, respectively, to the Company's 1988 Annual Report on Form 10-K, File No. 0-16676

(3) Incorporated by reference to Exhibits 4.1, 4.2 and 10.21 of the Company's Registration Agreement on Form S-1, File No. 33-70936

(4) Incorporated by reference to Exhibits 10.13 and 10.16, respectively, to the Company's 1989 Annual Report on Form 10-K, File No. 1-10321

(5) Incorporated by reference to Exhibits 10.9, 10.10 and 10.16, respectively, to the Company's 1991 Annual Report on Form 10-K, File No. 1-10321

(6) Incorporated by reference to Exhibit 10.20 to the Company's 1990 Annual Report on Form 10-K, File No. 1-10321

(7) Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-10321


(b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the fourth quarter ending December 31, 1994.

(c) Exhibits required by Item 601 of Regulation S-K are being filed herewith. See Item 14(a)(3) above.

(d) Financial statements required by Regulation S-X are being filed herewith. See Item 14(a)(1) and (2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1996.

                                   ACKERLEY COMMUNICATIONS, INC.



                                   By: /S/ BARRY A. ACKERLEY
                                       -----------------------------------------
                                       Barry A. Ackerley, Chairman of the Board
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated, on the 25th day of March, 1996.

A Majority of the Board of Directors:     Principal Executive Officer:


/S/ BARRY A. ACKERLEY                     /S/ BARRY A. ACKERLEY
---------------------------               -------------------------------------
Barry A. Ackerley, Chairman               Barry A. Ackerley, Chairman of the
of the Board                              Board and Chief Executive Officer


/s/ GAIL A. ACKERLEY*                     Principal Financial Officer:
---------------------------
Gail A. Ackerley, Director

                                          /s/ DENIS M. CURLEY
                                          -------------------------------------
/s/ RICHARD P. COOLEY*                    Denis M. Curley, Executive Vice
---------------------------               President and Chief Financial Officer,
Richard P. Cooley, Director               Treasurer and Secretary


/s/ M. IAN G. GILCHRIST*                  Principal Accounting Officer:
---------------------------
M. Ian G. Gilchrist, Director

                                          /s/ KEITH W. RITZMANN
/s/ MICHEL C. THIELEN*                    -------------------------------------
---------------------------               Keith W. Ritzmann
Michel C. Thielen, Director               Vice President and Controller



*By:/s/ BARRY A. ACKERLEY
    -----------------------
Attorney-in-Fact

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors
Ackerley Communications, Inc.


We have audited the accompanying consolidated balance sheets of Ackerley Communications, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ackerley Communications, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                Ernst & Young LLP


Seattle, Washington
March 1, 1996

                          ACKERLEY COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS (Note 8)

                                                                            December 31,
                                                                         1995         1994
                                                                         ----         ----
                                                                           (In thousands)
Current assets:
   Cash and cash equivalents                                          $   6,421    $   2,288
   Accounts receivable, net of allowance for doubtful
      accounts of $1,163 in 1995 and $1,160 in 1994                      43,590       42,553
   Current portion of broadcast rights                                    5,779        4,266
   Prepaid and other current assets                                       9,423        7,310
                                                                      ---------    ---------
      Total current assets                                               65,213       56,417

Property and equipment, net                                              81,368       64,489
Intangibles                                                              31,412       36,716
Other assets                                                             11,889       13,161
                                                                      ---------    ---------
      Total assets                                                    $ 189,882    $ 170,783
                                                                      ---------    ---------
                                                                      ---------    ---------

                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                                   $   4,284    $   5,788
   Accrued interest                                                       3,628        4,799
   Other accrued liabilities                                             12,958        7,575
   Deferred revenue                                                      18,269       13,695
   Current portion of long-term debt                                     10,964        7,777
                                                                      ---------    ---------
      Total current liabilities                                          50,103       39,634

Long-term debt                                                          218,797      227,057
Litigation accrual                                                       14,200         --
Other long-term liabilites                                                5,875           50
                                                                      ---------    ---------
      Total liabilities                                                 288,975      266,741
Commitments and contingencies

Stockholders' deficiency:
   Common stock, par value $.01 per share-authorized
      50,000,000 shares, issued 11,075,979 at December 31,
      1995, and 10,937,379 shares at December 31, 1994,
      and outstanding 9,701,033 shares at December 31, 1995,
      and 9,562,433 at December 31, 1994                                    111          109
   Class B common stock, par value $.01 per share-
      authorized 6,972,230 shares, issued and
      outstanding 5,865,761 shares at December 31, 1995,
      and 5,901,861 at December 31, 1994                                     59           59
   Capital in excess of par value                                         3,248        3,007
   Deficit                                                              (92,422)     (89,044)
   Less common stock in treasury, at cost                               (10,089)     (10,089)
                                                                      ---------    ---------
      Total stockholders' deficiency                                    (99,093)     (95,958)
                                                                      ---------    ---------
      Total liabilities and stockholders' deficiency                  $ 189,882    $ 170,783
                                                                      ---------    ---------

                             See accompanying notes.                         F-2

                          ACKERLEY COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year ended December 31,
                                              -----------------------------------
                                                 1995         1994         1993
                                                 ----         ----         ----
                                                     (In thousands, except
                                                       per share amounts)
Revenue                                       $ 235,820    $ 211,728    $ 192,958
Less agency commissions and discounts            28,423       25,626       22,341
                                              ---------    ---------    ---------
Net revenue                                     207,397      186,102      170,617

Expenses and other income:
   Operating expenses                           156,399      143,469      132,774
   Amortization                                   5,734        3,794        4,415
   Depreciation                                   7,509        7,089        7,603
   Interest expense                              25,010       25,909       22,431
   Other income                                     (56)        (657)        (458)
   Litigation expense                            14,200          -            -
   Disposition of assets                            -         (2,506)         759
                                              ---------    ---------    ---------
Total expenses and other income                 208,796      177,098      167,524

Income (loss) before income taxes
   and extraordinary items                       (1,399)       9,004        3,093
Income taxes                                      1,515           73          133
                                              ---------    ---------    ---------
Income (loss) before extraordinary items         (2,914)       8,931        2,960
Extraordinary items: loss on debt
   extinguishment in 1994 and 1993                  -         (2,099)        (625)
                                              ---------    ---------    ---------

Net income (loss)                             $  (2,914)   $   6,832    $   2,335
                                              ---------    ---------    ---------

Income (loss) per common share,
   before extraordinary items                 $    (.18)   $     .57    $     .19
Extraordinary items                                 -           (.13)        (.04)
                                              ---------    ---------    ---------

Net income (loss) per common share            $    (.18)   $     .44    $     .15
                                              ---------    ---------    ---------

Weighted average number of shares                15,772       15,742       15,602



                             See accompanying notes.                         F-3

                          ACKERLEY COMMUNICATIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY



                                                                    Capital                     Common
                                                      Class B      in excess                   stock in
                                          Common      common        of par                     treasury
      (in thousands)                       stock       stock         value        Deficit      (at cost)
------------------------------            ------      -------      ---------      -------      ---------
Balance, January 1, 1993                   $ 109        $ 59        $ 2,945     $ (98,211)    $ (10,089)

Exercise of stock options                    -            -              41          -             -

Net income                                   -            -            -            2,335          -
                                           -----        ----        -------     ---------     ---------

Balance, December 31, 1993                   109          59          2,945       (95,876)      (10,089)

Exercise of stock options                    -            -              62          -             -

Net income                                   -            -            -            6,832          -
                                           -----        ----        -------     ---------     ---------

Balance, December 31, 1994                   109          59          3,007       (89,044)      (10,089)

Exercise of stock options                      2          -             241          -             -

Cash dividend, $0.03 per share               -            -            -             (464)         -

Net income                                   -            -            -           (2,914)         -
                                           -----        ----        -------     ---------     ---------

Balance, December 31, 1995                 $ 111        $ 59        $ 3,248     $ (92,422)    $ (10,089)
                                           -----        ----        -------     ---------     ---------
                                           -----        ----        -------     ---------     ---------


                             See accompanying notes.                         F-4

                          ACKERLEY COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year ended December 31,
                                                                           ----------------------------------------
                                                                               1995           1994           1993
                                                                               ----           ----           ----
                                                                                         (In thousands)
Cash flows from operating activities:
   Cash received from customers                                            $  215,321     $  178,524     $  166,218
   Cash paid to suppliers and employees                                      (154,564)      (144,073)      (131,972)
   Interest paid, net of amount capitalized                                   (24,032)       (22,784)       (19,167)
                                                                           ----------     ----------     ----------
      Net cash provided by operating activities                                36,725         11,667         15,079

Cash flows from investing activities:
   Proceeds from the sale of properties                                           478         13,306           -
   Payment for acquisition                                                       -           (17,397)          -
   Capital expenditures                                                       (15,098)        (8,794)        (3,478)
   Proceeds from sale of note receivable                                         -              -             4,500
   Other, net                                                                    (457)        (6,162)        (6,499)
                                                                           ----------     ----------     ----------
      Net cash used in investing activities                                   (15,077)       (19,047)        (5,477)

Cash flows from financing activities:
   Borrowings under Credit Agreements                                          64,379         30,126         71,875
   Borrowings under senior notes                                                 -              -           120,000
   Payments under Credit Agreements                                           (79,695)       (27,180)      (157,625)
   Payments under subordinated notes                                             -              -           (45,000)
   Dividends paid                                                                (464)          -              -
   Other, net                                                                  (1,735)           (10)           872
                                                                           ----------     ----------     ----------
      Net cash provided by (used in) financing activities                     (17,515)         2,936         (9,878)
                                                                           ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents                            4,133         (4,444)          (276)

Cash and cash equivalents at beginning of period                                2,288          6,732          7,008
                                                                           ----------     ----------     ----------
   Cash and cash equivalents at end of period                              $    6,421     $    2,288     $    6,732
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------
Reconciliation of net income to net cash provided by
   operating activities:
      Net income (loss) applicable to common shares                        $   (2,914)    $    6,832     $    2,335
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Income taxes                                                         -              -               133
            Litigation expense                                                 14,200           -              -
            Disposition of assets                                                -            (2,506)           759
            Loss on debt extinguishment                                          -             2,099            625
            Depreciation and amortization                                      13,243         10,883         12,018
            Gain on sale of property and equipment                                (50)          (209)          (722)
            NBA expansion proceeds                                              5,165           -              -
         Changes in assets and liabilities, net of effects
            from acquisitions:
               Accounts receivable                                             (1,037)        (6,691)        (5,478)
               Other current assets                                               965            315          3,063
               Accounts payable and accruals                                      818         (2,821)          (683)
               Accrued interest                                                (1,171)           820          2,345
               Deferred revenue                                                 4,574          2,191          1,632
               Other, net                                                       2,932            754           (948)
                                                                           ----------     ----------     ----------
   Net cash provided by operating activities                               $   36,725     $   11,667     $   15,079
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------
Supplemental disclosure of noncash transactions
-- Broadcast rights acquired and broadcast obligations assumed             $   10,337     $    6,020     $    6,854



                             See accompanying notes.                         F-5

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) ORGANIZATION - Ackerley Communications, Inc. and its subsidiaries (the "Company") is a diversified communications company that engages in three principal business: (i) out-of-home media, including outdoor and airport advertising; (ii) television and radio broadcasting; and (iii) other businesses consisting principally of professional basketball through ownership of the Seattle SuperSonics, a franchise of the National Basketball Association, and professional indoor soccer through ownership of the Seattle Sea Dogs, a franchise of the Continental Indoor Soccer League. Outdoor advertising operations are conducted principally in the Seattle, Portland, Boston, and Florida markets, whereas airport advertising operations are conducted in airports throughout the United States. The markets served by the Company's television stations and their affiliations are as follows: Syracuse, New York (ABC affiliate); Colorado Springs, Colorado (CBS affiliate); Bakersfield, California (NBC affiliate); Salinas/Monterey, California (FOX affiliate); and Bellingham, Washington/Vancouver, British Columbia (independent). Radio broadcasting consists of one AM and two FM stations serving the Seattle/Tacoma area.

    (b) PRINCIPLES OF CONSOLIDATION - The accompanying financial statements consolidate the accounts of Ackerley Communications, Inc. and its subsidiaries (the "Company"), substantially all of which are wholly owned. Minority interest is not material. All significant intercompany transactions have been eliminated in consolidation.

    (c) REVENUE RECOGNITION - Display advertising revenue is recognized ratably on a monthly basis over the period in which advertisement displays are posted on the advertising structures or in the display units. Broadcast revenue is recognized in the period in which the advertisements are aired. Payments from clients, which are received in excess of one month's advertising, are recorded as deferred revenue. Ticket payments are recorded as deferred revenue when received and recognized as revenue ratably as home basketball and soccer games are played.

    (d) BARTER TRANSACTIONS - The Company engages in nonmonetary transactions in which it provides advertising in exchange for goods or services. Revenue is recognized when the advertising is provided and assets or expenses are recorded when assets are received or services used. Advertising provided for which goods or services have not yet been received is recorded in

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

receivables. Goods and services received for which advertising has not yet been provided are recorded in deferred revenue.

    (e) PROPERTY AND EQUIPMENT - Property and equipment are carried on the basis of cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. When operating property and equipment are retired or sold, any funds received are credited to an asset pool with no gain or loss recognized, unless all assets in the pool are fully depreciated. Depreciation of property and equipment, including the cost of assets recorded under capital lease agreements, is provided on the straight-line and accelerated methods over the estimated useful lives of 5 to 40 years.

    (f) INTANGIBLE ASSETS - Intangible assets are carried on the basis of cost and are amortized principally on the straight-line method over estimated useful lives, ranging from 1 to 40 years. Franchises are recorded at cost and represent the acquisition cost of the rights to operate display units in airports. Goodwill represents the cost of acquired businesses in excess of amounts assigned to certain tangible and intangible assets at the dates of acquisition.

    (g) BROADCAST RIGHTS AND OBLIGATIONS - Television films and syndication rights acquired under license agreements (broadcast rights) and the related obligations incurred are recorded as assets and liabilities at the time the rights are available for broadcasting based upon the gross amount of the contract. The capitalized costs are amortized on an accelerated basis over the contract period or the estimated number of showings, whichever results in the greater aggregate monthly amortization. Broadcast rights are carried at the lower of unamortized cost or net realizable value. The estimated cost of broadcast rights to be amortized during the next year has been classified as a current asset.

    (h) DEFERRED COMPENSATION - Certain player and other personnel contracts include deferred compensation provisions. The present value of such deferred compensation is recorded as an obligation and charged to operating expenses ratably over the contract period.

    (i) STOCK BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and recognizes no compensation expense for the stock option grants.

    (j) INCOME PER COMMON SHARE - Income per common share is calculated by dividing net income by the weighted average number of shares of common stock, Class B common stock, and if dilutive, common stock equivalents outstanding during the period.

    (k) CASH EQUIVALENTS - The Company considers investments in highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

    (l) CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS - The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments with major banks. The Company has not experienced any losses on these investments. The carrying value of financial instruments, which include cash, receivables, payables, and long-term debt, approximates market value at December 31, 1995.

    The Company uses interest rate swap and cap agreements to modify the interest rate characteristics of its long-term debt and attempts to effectively maintain a portion of the debt with floating interest rates. These agreements generally involve the exchange of fixed or floating rate payment obligations without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other current liabilities or assets. The fair values of the swap and cap agreements are not recognized in the financial statements.

    (m) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

    (n) NEW ACCOUNTING STANDARD - In March 1995 the FASB issued Statement No.121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No.121 in the fourth quarter of 1995. The effect of adoption on the consolidated financial statements was not material.

    (o) RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 1995 presentation.

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

3.  PENDING ACQUISITION

    On October 23, 1995, the Company entered into an agreement to purchase for approximately $7.8 million the assets of television station KFTY, an independent station licensed for the market of Santa Rosa, California. The transaction is subject to the approval by the Federal Communications Commission. The Company expects the transaction to close during the second quarter of 1996. The acquisition will be funded through the Company's credit agreement and cash from operations.

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

4.  INVESTMENT IN RADIO PARTNERSHIP

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

    Century Management, Inc. is the general partner of the Partnership and KJR Radio, Inc., a wholly owned subsidiary of the Company, is a limited partner holding approximately 98% of the equity interests in the Partnership after payment of certain preferred distributions to the other limited partners over the next three to four years.

    The following table summarizes on an unaudited, pro forma basis the consolidated results of operations of the Company for 1994 and 1993 giving pro forma effect to the investment in New Century Seattle Partners, L.P. as if the investment had been made at the beginning of the years presented. These pro forma consolidated statements do not necessarily reflect the results of operations which would have occurred had such investment taken place on the date indicated. The result of the partnership's operations after the actual date of investment are included in the Company's financial statements. Minority interests are not material.

                                         (In thousands except per share amounts)
                                                          1994           1993
                                                          ----           ----
    Net revenue                                       $ 188,945      $ 175,537
    Operating expenses                                  182,762        174,670
    Income before extraordinary items                     8,282          1,492
    Net income applicable to common shares                6,183            867
    Net income per common share                             .39            .06

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    The allowance for doubtful accounts is summarized as follows:

                                                           1995           1994
                                                            ----           ----
    Balance at beginning of year                        $ 1,160        $   941
    Additions charged to operating expense                  979          1,375
    Write-offs of receivables, net of recoveries           (976)        (1,156)
                                                           -----         ------
    Balance at end of year                              $ 1,163        $ 1,160
                                                           -----         ------
                                                           -----         ------


6.  PROPERTY AND EQUIPMENT
    At December 31, 1995 and 1994, property and equipment consisted of the following:



                                                                                Estimated
                                                      1995           1994       useful life
                                                      ----           ----       -----------
                                                        (In thousands)
    Land                                           $  6,906       $  6,920
    Advertising structures                           76,904         73,687     9-15 years
    Broadcast equipment                              49,635         48,121       10 years
    Building and improvements                        29,959         25,289    20-40 years
    Office furniture and equipment                   19,170         14,328       10 years
    Transportation and other equipment                9,964          9,379     5-15 years
    Equipment under capital leases                    7,982              0       10 years
                                                    --------       --------
                                                    200,520        177,724

    Less accumulated depreciation                   119,152        113,235
                                                    --------       --------

                                                   $ 81,368       $ 64,489
                                                    --------       --------
                                                    --------       --------

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

7.  INTANGIBLES

    At December 31, 1995 and 1994, intangibles consisted of the following:


                                                                                Estimated
                                                      1995           1994       useful life
                                                      ----           ----       -----------
                                                        (In thousands)
    Goodwill                                       $ 32,660       $ 32,572    15-40 years
    Favorable leases and contracts                   20,507         21,294     1-10 years
    Broadcasting licenses and agreements             14,950         14,950     1-10 years
    Employment contracts                             14,524         14,054      1-7 years
    Franchises                                       13,130         13,130     1-13 years
    Advertising client base                           8,005          8,005        5 years
    Other                                             4,658          5,186     1-30 years
    Music and film libraries                          1,441          1,441     1-10 years
    Noncompete agreements and other covenants         2,300          2,300        5 years
    Program development                               1,112          1,112     6-15 years
                                                    --------       --------
                                                    113,287        114,044

Less accumulated amortization                        81,875         77,328
                                                    --------       --------
                                                   $ 31,412       $ 36,716
                                                    --------       --------
                                                    --------       --------

    The intangible assets described above were recorded as a result of various acquisitions of businesses including $17.0 million of goodwill in 1994 related to the acquisition of KUBE(FM) as disclosed in Note 4 to the Consolidated Financial Statements. Cost represents the net assets' appraised value or management's best estimate of the fair value at the dates of acquisition.

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

8.  DEBT

    Long-term debt at December 31, 1995 and 1994 reflected the following:

                                                          1995             1994
                                                          ----             ----
                                                              (In thousands)
    Credit Agreement                                  $  35,000      $  49,070
    Senior notes                                        120,000        120,000
    Subordinated notes payable                           35,000         35,000
    Partnership debt                                     16,879         18,076
    Capital lease obligation                              7,982            -
    Deferred employment compensation, net of
      imputed interest discount of $955 in 1995
      and $1,528 in 1994                                  4,137          4,872
    Other                                                10,763          7,866
                                                       ---------      ---------
                                                        229,761        234,884
    Less amounts classified as current                   10,964          7,777
                                                       ---------      ---------
                                                      $ 218,797      $ 227,107
                                                       ---------      ---------
                                                       ---------      ---------

     Aggregate annual maturities of long-term debt during the next five years are as follows (in thousands):


                                       Credit Agreement           Deferred
                                       and Subordinated         compensation
                                             Notes                and other
                                            ------                ---------
      1996                               $  3,126               $  7,838
      1997                                  5,117                  2,676
      1998                                 27,860                  1,621
      1999                                 28,032                  1,089
      2000                                 21,596                    185

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

    Future minimum payments under the capitalized lease obligation are as follows:

                                                                  Capitalized
                                                                    Lease
                                                                    -----
      1996                                                       $ 1,237
      1997                                                         1,237
      1998                                                         1,237
      1999                                                         1,237
      2000                                                         1,237
      Later years                                                  4,079
                                                                  ------
                                                                  10,264
      Less amount representing interest                            2,282
                                                                  ------
      Present value of lease payments                              7,982
      Less amount classified as current                              714
                                                                  ------

           Long-term capitalized lease obligation                $ 7,268
                                                                  ------
                                                                  ------

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

    At December 31, 1995 the Credit Agreement provided for borrowings up to $58.5 million from five banks, which includes the availability of up to $7.5 million of a letter of credit facility. Usage of the letter of credit facility reduces total available borrowings. At December 31, 1995, $35.0 million of borrowings were outstanding, and $3.1 million of the letter of credit facility was utilized. Interest on borrowings is payable quarterly based on either the prime rate or LIBOR, at the discretion of the Company, plus a margin determined by the Company's total leverage ratio, as defined in the 1995 Credit Agreement. At December 31, 1995, interest on borrowings was payable at LIBOR (5.8125% at December 31, 1995) plus 2.00%. Interest on the letter of credit facility is

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

payable quarterly at a rate determined by the Company's total leverage ratio. At December 31, 1995, interest on the letter of credit facility was payable at
2.00%.   Based on the balance outstanding, principal payments are due quarterly from June 30, 1995, through June 30, 2000. The 1995 Credit Agreement has certain restrictive covenants which require, among other things, that the Company maintain certain debt coverage ratios. In addition, the Company is restricted as to borrowings, the amount of dividend payments on common stock, stock repurchases, and sales of assets.

    The Company has $120 million borrowed at December 31, 1995 under senior secured notes, with an effective interest rate of 10.75%. Interest payments are due semiannually in April and October. All principal is due in a single payment of $120 million on October 1, 2003. The senior notes include certain restrictive covenants similar to the 1995 Credit Agreement mentioned above.

    All outstanding stock of the Company's subsidiaries is pledged as collateral for the 1995 Credit Agreement and senior notes; accordingly, substantially all of the Company's assets are effectively pledged as collateral.

    The Company has $35 million borrowed at December 31, 1995 from several insurance companies under various subordinated notes payable agreements, with effective interest rates ranging from 10.48% to 11.2%. Interest payments are due quarterly. Principal payments of $2.5 million, $12.5 million, $10 million, and $10 million are due in 1997 through 2000, respectively. The subordinated notes payable agreements include certain restrictive covenants similar to the 1995 Credit Agreement mentioned above.

Partnership debt is related to the Company's 98% interest in the New Century Seattle Partners, L.P., and includes the following:

    A senior term loan of $10,275,000 bearing interest at the election of the Partnership of either prime plus 1.25% or the Eurodollar rate plus 2.5%. Principal and interest is payable quarterly through September 30, 2000. The loan requires additional payments from excess cash flow, and includes certain penalties if repaid prior to July 15, 1997. A senior term loan of $1,000,000 due December 31, 2000 bearing interest at the

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

    election of the Partnership of either prime plus 3.75% or the Eurodollar rate plus 5.0%. Substantially all of the Partnership's assets are pledged as collateral for these senior term loans.

    Subordinated notes payable of $5,604,423 bearing interest at 18.0% per annum due July 7, 2001. The notes can be repaid without penalty after July 15, 1998.

    Miscellaneous contracts payable of $299,169.

         At December 31, 1995, the Company had outstanding four interest rate contracts with various financial institutions having a notional principal amount of $50.8 million. These contracts involve the exchange of floating for fixed interest rates ranging from 7.8% to 8.93% on a notional principal amount of $20.8 million, and the exchange of fixed for floating rate of LIBOR (5.55% at December 31, 1995) on a notional principal amount of $30 million. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. At December 31, 1995, the fair value of these contracts, as quoted by the counterparties, was $90,000. Management believes the risk of incurring such losses is remote as these contracts are with major financial institutions.

9.  INCOME TAXES

    At December 31, 1995, the Company has net operating loss carryforwards of approximately $67.4 million that expire in the years 2002 through 2008 and investment tax credit carryforwards of approximately $1.4 million that expire in the years 1996 through 2000.

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (amounts in thousands):

                                                         December 31,
                                                     ---------------------
                                                      1995          1994
                                                     -----         ------
    Deferred tax liabilities:
     Tax over book depreciation                  $  8,265       $  8,846
                                                    ------        -------
    Total deferred tax liabilities                  8,265          8,846

    Deferred tax assets:
     Net operating loss carryforwards              25,793         35,867
     Book over tax amortization                     1,990          1,795
     Tax credit carryforwards                       2,116          1,538
     Deferred compensation agreements               1,582          1,672
     Litigation accrual                             5,432            -
     Deferred NBA expansion revenue                 3,166            -
     Other                                          2,657          1,819
                                                    ------        -------
    Total deferred tax assets                      42,736         42,691
    Valuation allowance for deferred tax assets   (34,471)       (33,845)
                                                    ------        -------
    Net deferred tax assets                         8,265          8,846
                                                    ------        -------

    Net deferred taxes                           $      0       $      0
                                                    ------        -------
                                                    ------        -------

    Significant components of the provision for income taxes attributable to continuing operations are as follows (amounts in thousands):

                                                  Year ended December 31,
                                                 1995      1994      1993
                                                 ----      ----      ----
    Current:
     Federal                                 $   422     $  68    $  125
     State                                     1,093         5         8
                                               ------      ----     -----
                                               1,515        73       133
                                               ------      ----     -----
    Deferred                                      -         -         -
    Provision for income taxes               $ 1,515    $   73    $  133
                                               ------      ----     -----
                                               ------      ----     -----

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

    The reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense is as follows (amounts in thousands):

                                                  Year ended December 31,
                                                  1995     1994      1993
                                                  ----     ----      ----
    Tax at U.S. statutory rate (34%)           $ (476)  $ 2,348   $ 1,052
    State income taxes and other                1,569       283       132
    Net operating loss carryforwards               -     (2,626)   (1,176)
    Alternative minimum tax                       422        68       125
                                                ------    ------    ------
    Provision for income taxes                 $1,515    $   73   $   133
                                                ------    ------    ------
                                                ------    ------    ------

    The Company made income tax payments of $538,000, $1,302,000, and $546,000 in 1995, 1994, and 1993 respectively.

10. EMPLOYEE BENEFIT PLAN

    The Company has a voluntary defined contribution 401(k) savings and retirement plan for the benefit of its nonunion employees, who may contribute from 2% to 15% of their compensation. This amount, plus a matching amount up to 4% provided by the Company, is contributed to the plan ($831,000 in 1995, $700,000 in 1994, and $611,000 in 1993). The Company may also make an additional voluntary contribution to the plan.

11. STOCKHOLDERS' DEFICIENCY

    The Class B common stock has the same rights as common stock, except that the Class B common stock has ten times the voting rights of common stock and is restricted as to its transfer. The Class B common stock may be converted into common stock at any time at the option of the stockholder.

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

    Between January and June 1981, the Company agreed to sell shares of its common stock and Class B common stock to key employees and officers at fair market value at the time the agreements were executed. The stock is issued upon payment to the Company of the agreed purchase price. At December 31, 1994, rights to purchase 67,500 shares of common stock and Class B common stock were outstanding at prices ranging from $1.83 to $4.00 per share (an aggregate of $258,228). At December 31, 1995, rights to purchase 26,250 shares of common stock and Class B common stock were outstanding at $4.00 per share (an aggregate of $105,000). In 1995, rights to purchase 41,250 shares of common and 41,250 shares of Class B common were exercised at an average price of $1.8573 per share.

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

    At December 31, 1995, options to purchase 345,000 shares of common stock were outstanding under the Plan at prices ranging from $1.375 to $15.25 (an aggregate of $2,050,975). Options to purchase 246,000 and 10,000 shares of common stock and Class B common stock were exercisable at December 31, 1994. Options to purchase 10,000 shares of common stock were exercisable at December 31, 1995. Options to purchase 10,000 shares of common stock and 10,000 shares of Class B common stock were exercised in 1995 at a price of $4.50 per share. No options were exercised in 1994.

12. COMMITMENTS AND CONTINGENCIES

    The Company is involved in litigation with various municipalities and regulatory agencies as the result of condemnation proceedings and licensing and permit renewal disputes, which could result in the removal of advertising structures. While it is not possible to forecast the outcome of the

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

various actions, it is management's opinion that such actions will not result in any material adverse effect on the results of operations or financial condition of the Company.

    At December 31, 1995, the Company has identified various potential state and local tax issues aggregating $0.8 million for which it has provided $0.4 million of reserves that it believes will be sufficient to resolve such issues. Additionally, the Company is contesting a state income tax assessment and a related potential assessment totaling $1.9 million. Such assessments involve a single issue which, when resolved, should either eliminate the exposure or cause the Company to record an expense. Although the Company believes it will be successful in contesting this issue, it has reserved $0.4 million in the event that settlement becomes an option to expedite resolution of the matter.

    At December 31, 1994, the Company had recorded $3.7 million in other assets representing other issues being contested with state and local tax jurisdictions. During 1995, certain of these issues were resolved and, as a result, the Company recorded expenses of $0.7 million and collected or will collect a total of $2.0 million.

    The Company incurred expenses of $290,000, $288,000, and $298,000 in 1995, 1994, and 1993, respectively, for legal services provided by a law firm, one of whose partners is an officer of the Company. The Company has incurred transportation costs of $2,057,000 and made advance payments of $97,000 at December 31, 1995, to a company controlled by the Company's major stockholder.

    The Company has employment contracts extending beyond December 31, 1995. Most of these contracts require that payments continue to be made if the individual should be unable to perform because of death or disability. Future minimum obligations under these contracts are as follows (in thousands):


              1996                  $ 21,848
              1997                    14,506
              1998                    10,598
              1999                     6,394
              2000                     3,600
              Later years             21,470
                                     -------
                                    $ 78,416
                                     -------
                                     -------

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

    The Company is required to make the following minimum operating lease payments for equipment and facilities under noncancelable lease agreements which expire in more than one year as follows (in thousands):


              1996                   $ 2,546
              1997                     2,276
              1998                     2,034
              1999                     1,697
              2000                     1,200
              Later years              8,859
                                     -------
                                    $ 18,612
                                     -------
                                     -------

Rent expense for operating leases for the years ended December 31, 1995, 1994, and 1993 aggregated $3,167,000, $2,609,000, and $3,007,000, respectively.

    Subsequent to December 31, 1995, the Company contracted to purchase capital assets totaling $9.4 million.

    The Company is required to make the following minimum guaranteed display advertising franchise payments which expire in more than one year as follows (in thousands):


              1996                  $ 12,505
              1997                     9,854
              1998                     6,316
              1999                     4,994
              2000                     1,951
              2001                        50
                                      ------
                                    $ 35,670
                                      ------
                                      ------

Franchise fee expense for the years ending December 31, 1995, 1994, and 1993 aggregated $17,236,000, $17,551,000, and $17,945,000, respectively.

13. LITIGATION ACCRUAL

    The Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. On February 29, 1996, a jury issued a verdict awarding the plaintiffs compensatory and punitive damages of approximately $13.0 million. The Company has recorded an accrual of $14.2 million related to the verdict which also included an estimate for additional legal costs. The Company will appeal the verdict. Such appeal will likely defer settlement of the liability beyond 1996, and therefore, it is classified as non-current.

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

14. INDUSTRY SEGMENT INFORMATION

    The Company is engaged in three business segments: out-of-home media, broadcasting, and other. Selected financial information for these segments is presented as follows (in thousands):

                                                                  Out-of-home     Broad-
                                                                     media        casting         Other       Consolidated
                                                                  -----------     -------      -----------    ------------
Year ended December 31, 1995:
Net revenue                                                       $ 93,177       $ 94,108       $ 20,112       $207,397
                                                                  --------       --------       --------       --------
                                                                  --------       --------       --------       --------
Operating cash flow before gain (expenses) listed below:          $ 31,978       $ 39,507       $(20,431)        51,054
  Depreciation and amortization                                     (5,226)        (7,223)          (794)       (13,243)
                                                                  --------       --------       --------       --------
Income (loss) before expenses listed below:                       $ 26,752       $ 32,284       $(21,225)        37,811
                                                                  --------       --------       --------
                                                                  --------       --------       --------
Litigation expense                                                                                               14,200
Interest expense                                                                                                 25,010
                                                                                                               --------
Income before taxes and extraordinary item                                                                     $ (1,399)
                                                                                                               --------
Identifiable assets                                               $ 53,281       $112,430       $ 24,171       $189,882
                                                                  --------       --------       --------       --------
                                                                  --------       --------       --------       --------
Capital expenditures, net of retirements
  and disposals                                                   $  2,631       $ 19,098       $    873       $ 22,602
                                                                  --------       --------       --------       --------
                                                                  --------       --------       --------       --------
Year ended December 31, 1994:
Net revenue                                                       $ 85,436       $ 83,463       $ 17,203       $186,102
                                                                  --------       --------       --------       --------
                                                                  --------       --------       --------       --------
Operating cash flow before gain (expenses) listed below:          $ 27,028       $ 33,561       $(17,299)        43,290
  Disposition of assets                                               -             2,506           -             2,506
  Depreciation and amortization                                     (5,297)        (4,954)          (632)       (10,883)
                                                                  --------       --------       --------       --------
Income (loss) before interest, income taxes, and
  extraordinary item                                              $ 21,731       $ 31,113       $(17,931)        34,913
                                                                  --------       --------       --------
                                                                  --------       --------       --------
Interest expense                                                                                                 25,909
                                                                                                               --------
Income before taxes and extraordinary item                                                                     $  9,004
                                                                                                               --------
                                                                                                               --------
Identifiable assets                                               $ 54,291       $ 86,952       $ 29,540       $170,783
                                                                  --------       --------       --------       --------
                                                                  --------       --------       --------       --------
Capital expenditures, net of retirements and disposals            $  2,709       $   ,036       $  3,990       $  8,735
                                                                  --------       --------       --------       --------
                                                                  --------       --------       --------       --------

Year ended December 31, 1993:
Net revenue                                                       $ 74,876       $ 77,318       $ 18,423       $170,617
                                                                  --------       --------       --------       --------
                                                                  --------       --------       --------       --------
Operating cash flow before gain (expenses) listed below:          $ 19,541       $ 31,343       $(12,583)      $ 38,301
  Disposition of assets                                               -              -              (759)          (759)
  Depreciation and amortization                                     (5,517)        (5,962)          (539)       (12,018)
                                                                  --------       --------       --------       --------
Income (loss) before interest, income taxes, and
  extraordinary item                                              $ 14,024       $ 25,381       $(13,881)        25,524
                                                                  --------       --------       --------
                                                                  --------       --------       --------
Interest expense                                                                                                (22,431)
                                                                                                               --------
Income before taxes and extraordinary item                                                                     $  3,093
                                                                                                               --------
                                                                                                               --------
Identifiable assets                                               $ 53,984       $ 74,233       $ 32,274       $160,491
                                                                  --------       --------       --------       --------
                                                                  --------       --------       --------       --------
Capital expenditures, net of retirements and disposals            $    856       $  1,966       $    656       $  3,478
                                                                  --------       --------       --------       --------
                                                                  --------       --------       --------       --------

                            ACKERLEY COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------

The "Other" segment consists of basketball operations (other than the basketball team's TV and radio operations which are included in the "Broadcasting" segment), soccer operations, and the Corporate office in 1995, 1994, and 1993 as well as an airport magazine in 1993. Net revenue for the "Other" segment consists principally of revenues from the sports operations.

15. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

    The Company's results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the broadcasting segment. In particular, the Company's net revenue and operating cash flow historically have been affected positively during the NBA basketball season (the first, second, and fourth quarters) and by increased advertising activity in the second and fourth quarters.

    The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 (in thousands except per share information):

                                                         First          Second         Third          Fourth
                                                        Quarter         Quarter        Quarter        Quarter
                                                        -------         -------        -------        -------
1995
----
Net revenue                                             $ 56,791        $49,404        $40,548        $60,654
Operating cash flow before depreciation,
  amortization, litigation, and interest expense           9,480         13,947         10,199         17,428
Net income                                                   434          3,689          1,079       *(8,116)
Net income per share                                        .03            .23            .07           (.51)

1994
----
Net revenue                                             $ 48,095        $43,199        $37,982        $56,826
Operating cash flow before depreciation,
  amortization, and interest expense                       7,756         11,120          9,677         14,737
Net income before extraordinary item                       1,565          2,292            543          4,531
Net income                                                 1,565          2,292            543          2,432
Net income per share before
  extraordinary item                                        .10            .15            .03            .29
Net income per share                                        .10            .15            .03            .16

* Reflects litigation accrual discussed in Note 13.