Form 10-Q
period 1996-03-31
ACKERLEY COMMUNICATIONS INC
filed 1996-05-07
CIK 319120

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                  ------------
                                  ------------

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      UNDER
                               SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  -------------
                                  -------------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 1996
                      --------------
                           OR

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

                                             YES  X         NO
                                                 ----          ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         CLASS                                       OUTSTANDING AT MAY 1, 1996
- -------------------------------------              ----------------------------
COMMON STOCK, $.01 PAR VALUE                              9,905,789 SHARES
CLASS B COMMON STOCK, $.01 PAR VALUE                      5,677,005 SHARES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


         CONSOLIDATED BALANCE SHEETS
         MARCH 31, 1996 AND DECEMBER 31, 1995. . . . . . . . . . . . . . .  1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED MARCH  31, 1996 AND
         MARCH  31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  2

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED MARCH 31, 1996
         AND MARCH 31, 1995. . . . . . . . . . . . . . . . . . . . . . . .  3

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . .  4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .  5

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .  10

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                          ACKERLEY COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995


                                                                        March 31,         December 31,
                                                                          1996                1995
                                                                       ----------        -------------
                                       ASSETS                                (In thousands)
Current assets:
  Cash and cash equivalents                                            $   3,685           $   6,421
  Accounts receivable, net of allowance for
    doubtful accounts of $1,176,000 in 1996
    and $1,163,000 in 1995                                                38,185              43,590
  Current portion of broadcast rights                                      4,056               5,779
  Other current assets                                                    10,159               9,423
                                                                       ---------           ---------
    Total current assets                                                  56,085              65,213

Property and equipment, net                                               81,778              81,368
Intangibles, net                                                          30,374              31,412
Other assets                                                              14,853              11,889
                                                                       ---------           ---------
    Total assets                                                       $ 183,090           $ 189,882
                                                                       ---------           ---------
                                                                       ---------           ---------


                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                     $   4,023           $   4,284
  Accrued interest                                                         6,798               3,628
  Other accrued liabilities                                               18,213              12,958
  Deferred revenue                                                         9,533              18,269
  Current portion of long-term debt                                        9,613              10,964
                                                                       ---------           ---------
    Total current liabilities                                             48,180              50,103

Long-term debt - noncurrent portion                                      212,774             218,797
Litigation accrual                                                        14,200              14,200
Other long-term liabilities                                                4,427               5,875
                                                                       ---------           ---------
    Total liabilities                                                    279,581             288,975

Stockholders' deficiency:
  Common stock, $.01 par value; 50,000,000 shares authorized,
    11,230,615 shares issued at March 31, 1996 (11,075,979
    at December 31, 1995) and 9,855,669 shares outstanding at
    March 31, 1996 (9,701,033 at December 31, 1995).                         112                 111
  Class B common stock, $.01 par value; 6,972,230 shares
    authorized, 5,727,125 shares issued and outstanding at
   March 31, 1996 (5,865,761 at December 31, 1995).                           57                  59
  Capital in excess of par value                                           3,351               3,248
  Deficit                                                                (89,922)            (92,422)
  Less common stock in treasury, at cost                                 (10,089)            (10,089)
                                                                       ---------           ---------

    Total stockholders' deficiency                                       (96,491)            (99,093)
                                                                       ---------           ---------

    Total liabilities and stockholders' deficiency                     $ 183,090           $ 189,882
                                                                       ---------           ---------
                                                                       ---------           ---------



                          ACKERLEY COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the periods ended March 31, 1996 and 1995



                                                        Three Months Ended
                                                   March 31,           March 31,
                                                     1996                1995
                                                  -----------         ----------
                                                        (In thousands except
                                                         per share amounts)
              Revenue                              $  69,852           $  63,266

              Less agency commissions
                and discounts                         (6,925)             (6,475)
                                                   ---------           ---------
              Net revenue                             62,927              56,791

              Expenses and other income:
                Operating expenses                   (50,316)            (47,164)
                Amortization                          (1,349)             (1,019)
                Depreciation                          (2,182)             (1,676)
                Interest expense                      (5,887)             (6,326)
                Other income(expense), net                63                (147)
                                                   ---------           ---------

                      Total expenses and
                           other income              (59,671)            (56,332)
                                                   ---------           ---------

              Income before income tax                 3,256                 459
                Income tax expense                      (133)                (25)
                                                   ---------           ---------

              Net income                           $   3,123           $     434
                                                   ---------           ---------
                                                   ---------           ---------

              Weighted average number
                of common shares                      15,840              15,756

              Net income per common share          $    0.20           $    0.03
                                                   ---------           ---------
                                                   ---------           ---------

              Cash dividends per common share      $    0.04           $    0.03
                                                   ---------           ---------
                                                   ---------           ---------

                          ACKERLEY COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the periods ended March 31, 1996 and 1995


                                                                           Three Months Ended
                                                                        March 31,          March 31,
                                                                          1996               1995
                                                                       ---------          ----------
                                                                              (In thousands)
Cash flows from operating activities:
  Cash received from customers                                         $  56,282           $  54,799
  Cash paid to suppliers and employees                                   (46,126)            (41,376)
  Interest paid                                                           (2,172)             (2,965)
                                                                       ---------           ---------
   Net cash provided by (used by) operating activities                     7,984              10,458

Cash flows from investing activities:
  Proceeds from sale of property                                               9                  44
  Capital expenditures                                                    (2,144)             (2,457)
  Other, net                                                              (2,050)             (1,770)
                                                                       ---------           ---------
   Net cash provided by (used by) investing activities                    (4,185)             (4,183)

Cash flows from financing activities:
  Borrowings under credit agreements                                       2,236              55,950
  Payments under credit agreements                                        (7,375)            (53,570)
  Dividends paid                                                            (623)               (464)
  Other, net                                                                (773)               (287)
                                                                       ---------           ---------
   Net cash provided by (used by) financing activities                    (6,535)              1,629
                                                                       ---------           ---------

Net increase (decrease) in cash and cash equivalents                      (2,736)              7,904
Cash and cash equivalents at beginning of year                             6,421               2,288
                                                                       ---------           ---------
Cash and cash equivalents at end of period                             $   3,685           $  10,192
                                                                       ---------           ---------
                                                                       ---------           ---------

Reconciliation of net income to net cash provided
  by operating activities:
    Net income                                                         $   3,123           $     434
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                                      3,531               2,695
        Gain on the sale of property, plant and equipment                      -                (113)
        NBA expansion proceeds                                            (1,620)                  -

    Change in current assets and liabilities:
        Decrease (increase) in accounts receivable                         5,405               4,688
        Decrease (increase) in other current assets                         (736)                668
        Increase (decrease) in accounts payable
          and accruals                                                     4,994               4,442
        Increase (decrease) in accrued interest                            3,170               3,060
        Increase (decrease) in deferred revenue                           (8,736)             (6,308)
        Other, net                                                        (1,147)                892
                                                                       ---------           ---------
Net cash provided by operating activities                              $   7,984           $  10,458
                                                                       ---------           ---------
                                                                       ---------           ---------

Supplemental disclosure of noncash transactions:
  Broadcast rights acquired and broadcast obligations assumed          $      93           $     749



                          ACKERLEY COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PREPARATION

The interim financial statements are unaudited but, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of anticipated results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2.  INCOME TAXES

The Company has no significant income tax liabilities primarily as a result of operating losses incurred in prior years. However, the Company will continue to pay federal income taxes under the alternative minimum tax until the operating loss carryforwards are substantially reduced. In addition, the Company will incur state income tax expense in certain states in which it operates.

NOTE 3.  SUBSEQUENT EVENTS

On April 2, 1996, the Company purchased for approximately $7.8 million television station KFTY, licensed to the market of Santa Rosa, California. On April 24, 1996, the Company entered into a local marketing agreement with Harron Television of Monterey, owners of television station KCCN licensed to the market of Monterey, California. The Company will provide programming and sales services to KCCN and will make a monthly payment to Harron in exchange for the right of the Company to receive all revenues from network compensation and advertising sold on the station. In conjunction with the transaction, the Company paid Harron Television approximately $5.6 million dollars for an option to purchase the station. All of the above transactions were financed through existing credit facilities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company reported record net income of $3.1 million for the first three months of 1996, a $2.7 million or 619.6% improvement over last year's first three months. Net revenues for the three months increased over the same period last year by $6.1 million or 10.8%, while the Company's Operating Cash Flow, as defined below, increased $3.2 million or 33.7%. On March 29, 1996, the Company paid a $.04 per share dividend.

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


On April 2, 1996, the Company purchased for approximately $7.8 million television station KFTY, licensed to the market of Santa Rosa, California. On April 24, 1996, the Company entered into a local marketing agreement with Harron Television of Monterey, owners of television station KCCN licensed to the market of Monterey, California. The Company will provide programming and sales services to KCCN and will make a monthly payment to Harron in exchange for the right of the Company to receive all revenues from network compensation and advertising sold on the station. In conjunction with the transaction, the Company paid Harron Television approximately $5.6 million dollars for an option to purchase the station. All of the above transactions were financed through existing credit facilities.

RESULTS OF OPERATIONS

The following two tables set forth certain historical financial and operating data of the Company for the three months ended March 31, 1996 and March 31, 1995 including separate net revenue, operating expenses and other income, and Operating Cash Flow information by segment.



                             STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                              1996                         1995
                                                  -------------------------     ---------------------------
                                                                     As %                           As %
                                                      ($000)        of Net        ($000)           of Net
                                                      Amount        Revenue        Amount          Revenue
                                                   ---------       --------      ---------        -------
  Net revenue. . . . . . . . . . . . . . . .       $  62,927         100.0%      $  56,791         100.0%

  Operating expenses and other
    income:
   Operating expenses. . . . . . . . . . . .         (50,316)         (80.0)       (47,164)         (83.0)
   Other income (expense),net. . . . . . . .              63            0.1           (147)          (0.3)
                                                    ---------        ------       ---------        ------
      Total operating expenses and
         other income. . . . . . . . . . . .         (50,253)         (79.9)       (47,311)         (83.3)
                                                    ---------        ------       ---------        ------

  Operating Cash Flow. . . . . . . . . . . .          12,674           20.1          9,480           16.7

  Other expenses:
    Depreciation and
      amortization . . . . . . . . . . . . .          (3,531)          (5.6)        (2,695)          (4.7)
    Interest expense . . . . . . . . . . . .          (5,887)          (9.4)        (6,326)         (11.1)
                                                    ---------        ------       ---------        ------

         Total other expenses. . . . . . . .          (9,418)         (15.0)        (9,021)         (15.8)
                                                    ---------        ------       ---------        ------
  Income before income taxes . . . . . . . .           3,256            5.1            459            0.9
  Income tax expense . . . . . . . . . . . .            (133)          (0.2)           (25)           0.0
                                                    ---------        ------       ---------        ------
  Net income . . . . . . . . . . . . . . . .        $  3,123            4.9       $    434            0.9
                                                    ---------        ------       ---------        ------
                                                    ---------        ------       ---------        ------

                    OPERATING INFORMATION BY BUSINESS SEGMENT
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                            1996         1995
                                                         ---------     --------
                                                            (in thousands)
NET REVENUE:
 Out-of-home media . . . . . . . . . . . . . . . .       $ 21,218     $ 20,786
 Broadcasting. . . . . . . . . . . . . . . . . . .         31,858       26,319
 Other . . . . . . . . . . . . . . . . . . . . . .          9,851        9,686
                                                         ---------     --------
   Total net revenue . . . . . . . . . . . . . . .       $ 62,927     $ 56,791
                                                         ---------     --------
                                                         ---------     --------

OPERATING EXPENSES AND OTHER INCOME:
 Out-of-home media . . . . . . . . . . . . . . . .       $ 15,428     $ 14,915
 Broadcasting. . . . . . . . . . . . . . . . . . .         15,796       15,992
 Other . . . . . . . . . . . . . . . . . . . . . .         19,029       16,404
                                                         ---------     --------
   Total operating expenses and other income . . .       $ 50,253     $ 47,311
                                                         ---------     --------
                                                         ---------     --------


OPERATING CASH FLOW:
 Out-of-home media . . . . . . . . . . . . . . . .      $   5,790     $  5,871
 Broadcasting. . . . . . . . . . . . . . . . . . .         16,062       10,327
 Other . . . . . . . . . . . . . . . . . . . . . .         (9,178)      (6,718)
                                                         ---------     --------
   Total Operating Cash Flow . . . . . . . . . . .       $ 12,674     $  9,480
                                                         ---------     --------
                                                         ---------     --------

CHANGE IN NET REVENUE FROM PRIOR PERIODS:
 Out-of-home media . . . . . . . . . . . . . . . .            2.1%        15.7%
 Broadcasting. . . . . . . . . . . . . . . . . . .           21.0         15.2
 Other . . . . . . . . . . . . . . . . . . . . . .            1.7         32.9
       Change in total net revenue . . . . . . . .           10.8         18.1

OPERATING DATA AS A PERCENTAGE OF NET REVENUE:
 Operating expenses and other income:
   Out-of-home media . . . . . . . . . . . . . . . .         72.7%        71.8%
   Broadcasting. . . . . . . . . . . . . . . . . . .         49.6         60.8
   Other . . . . . . . . . . . . . . . . . . . . . .        193.2        169.4
         Total operating expenses and other income .         79.9         83.3

 Operating Cash Flow:
   Out-of-home media . . . . . . . . . . . . . . . .         27.3%        28.2%
   Broadcasting. . . . . . . . . . . . . . . . . . .         50.4         39.2
   Other . . . . . . . . . . . . . . . . . . . . . .        (93.2)       (69.4)
         Total Operating Cash Flow . . . . . . . . .         20.1         16.7


THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995

NET REVENUE. Net revenue for the quarter ended March 31, 1996, increased $6.1 million or 10.8% to $62.9 million from $56.8 million in 1995. The Company's broadcasting segment showed an increase of $5.5 million or 21.0% principally from local broadcast revenue related to sports operations, including $1.6 million of NBA expansion proceeds, and from increased rates and higher national sales at our television and radio stations. The Company's out-of-home media segment's net revenue increased $0.4 million or 2.1%, and the Company's other businesses segment increased $0.2 million or 1.7%. Sales volumes for both segments were consistent with prior year's first quarter.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $2.9 million or 6.2% to $50.2 million in 1996 compared to $47.3 million in 1995. In the Company's out-of-home media segment, operating expenses and other income increased slightly by $0.5 million or 3.4% to $15.4 million mainly from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment decreased slightly by $0.2 million or 1.2% to $15.8 million. Operating expenses and other income from the Company's other segment increased $2.6 million or 16.0% to $19.0 million mainly from basketball operating expenses related to players' salaries and transportation costs.

OPERATING CASH FLOW. As a result of the above, the Company's Operating Cash Flow increased $3.2 million or 33.7% for the three months ended March 31, 1996 from the same period in 1995. The $5.7 million increase in the broadcasting segment's Operating Cash Flow more than offset the $2.4 million decrease in the other segment's Operating Cash Flow and the $0.1 million decrease in the out-of-home segment's Operating Cash Flow for the quarter. Operating Cash Flow as a percentage of net revenue increased to 20.1% for the three months ended March 31, 1996 from 16.7% for the comparable period in 1995.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $0.8 million or 31.0% to $3.5 million in 1996 as compared to $2.7 million in 1995. This increase was mainly the result of the addition of the Key Arena leasehold improvements in October 1995.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1996 decreased $0.4 million or 6.9% to $5.9 million from $6.3 million in 1995 due to lower average debt balances during the first quarter 1996 compared to the same period in 1995.

INCOME TAX EXPENSE. For the first quarter of 1996, the Company incurred $133,000 in income tax expense under the alternative minimum tax compared to $25,000 of income tax expense for the first quarter of 1995. Management anticipates that the Company will continue to incur income tax expenses under the alternative minimum tax until operating loss carryforwards are substantially reduced. The Company will also incur income tax expense in certain states in which it operates.

NET INCOME. Net income of $3.1 million for the three months ended March 31, 1996, increased $2.7 million or 619.6% from $0.4 million for the comparable period in 1995 mainly due to the large increase in Operating Cash Flow generated during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of May 1, 1996, the Company has approximately $3.1 million available for borrowing under its revolving credit facility. Presently, borrowings under the Credit Agreement bear annual interest at either the prime rate plus 0.75% or LIBOR plus 2.00% for up to $56.1 million. A $7.5 million letter of credit facility constitutes part of the $56.1 million maximum borrowings and bears annual interest at 2.00%. Outstanding Senior Notes bear annual interest at 10.75%. Outstanding Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of March 31, 1996, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

The Company's working capital decreased to $7.9 million at March 31, 1996 from $15.1 million at December 31, 1995 due to a decrease in accounts receivable resulting from increased collections and due to a lower cash balance at quarter end. For the periods presented, the Company financed its working capital needs from a combination of cash provided by operating activities and borrowings under the Credit Agreement. Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first three months of 1996 decreased to $8.0 million from $10.5 million in 1995.

At March 31, 1996, the Company's capital resources consisted of $3.7 million in cash and cash equivalents and approximately $23.1 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $2.1 million in the first three months of 1996 were financed with a combination of cash provided by operating activities and borrowings under the Credit Agreement. These capital expenditures were primarily for advertising signs, displays, vehicles and equipment, and broadcast equipment.

On April 2, 1996, the Company purchased for approximately $7.8 million television station KFTY, licensed to the market of Santa Rosa, California. On April 24, 1996, the Company entered into a local marketing agreement with Harron Television of Monterey, owners of television station KCCN licensed to the market of Monterey, California. The Company will provide programming and sales services to KCCN and will make a monthly payment to Harron in exchange for the right of the Company to receive all revenues from network compensation and advertising sold on the station. In conjunction with the transaction, the Company paid Harron Television approximately $5.6 million dollars for an option to purchase the station. All of the above transactions were financed through existing credit facilities.

On March 29, 1996, the Company paid its shareholders a cash dividend of $.04 per share.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

               27.  FINANCIAL DATA SCHEDULE

          (b) One report on Form 8-K dated February 29, 1996 was filed during the quarter ended March 31, 1996, pursuant to Item 5 of that Form. No financial statement were filed as part of that report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACKERLEY COMMUNICATIONS, INC.


DATED:  MAY 6, 1996                BY
                                      -------------------------------------
                                       Denis M. Curley
                                       Exec. Vice President and
                                       Chief Financial Officer,
                                       Treasurer and Secretary
                                       (Principal Financial Officer)