Form 10-Q
period 1996-06-30
ACKERLEY COMMUNICATIONS INC
filed 1996-08-12
CIK 319120

- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                    --------------

                                      FORM 10-Q
                                  QUARTERLY REPORT
                                        UNDER
                                  SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                    --------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED JUNE 30, 1996
                OR

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

                             YES  X    NO
                                 ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

             CLASS                            OUTSTANDING AT AUGUST 1, 1996
- ------------------------------------          -----------------------------
COMMON STOCK, $.01 PAR VALUE                          9,905,789
CLASS B COMMON STOCK, $.01 PAR VALUE                  5,677,005

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


         CONSOLIDATED BALANCE SHEETS
         JUNE 30, 1996 AND DECEMBER 31, 1995..............................  1


         CONSOLIDATED STATEMENTS OF OPERATIONS THREE
         AND SIX MONTHS ENDED JUNE 30, 1996 AND
         JUNE 30, 1995....................................................  2


         CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX MONTHS ENDED JUNE 30, 1996
         AND JUNE 30, 1995................................................  3

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................  4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  5


PART II - OTHER INFORMATION


ITEM 4   SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS................  11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  11


         SIGNATURES.......................................................  11

                            ACKERLEY COMMUNICATIONS, INC.
                             CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1996 AND DECEMBER 31, 1995


                                                       June 30,     December 31,
                                                           1996         1995
                                                    ------------  -------------
                                       ASSETS                 (In thousands)

Current assets:
  Cash and cash equivalents                               $   5,059   $   6,421
  Accounts receivable, net of allowance for
    doubtful accounts of $1,393,000 in 1996
    and $1,163,000 in 1995                                   41,263      43,590
  Current portion of broadcast rights                         3,443       5,779
  Other current assets                                       10,326       9,423
    Total current assets                                     60,091      65,213
                                                          ---------   ---------
Property and equipment, net                                  85,810      81,368
Intangibles, net                                             39,350      31,412
Other assets                                                 15,227      11,889
                                                          ---------   ---------
    Total assets                                          $ 200,478   $ 189,882
                                                          ---------   ---------
                                                          ---------   ---------



                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                        $   5,351   $   4,284
  Accrued interest                                            3,612       3,628
  Other accrued liabilities                                  18,711      12,958
  Deferred revenue                                            4,610      18,269
  Current portion of long-term debt                          14,149      10,964
                                                          ---------   ---------
    Total current liabilities                                46,433      50,103

Long-term debt - noncurrent portion                         222,539     218,797
Litigation accrual                                           14,053      14,200
Other long-term liabilities                                   4,796       5,875
                                                          ---------   ---------
    Total liabilities                                       287,821     288,975

Stockholders' deficiency:
  Common stock, $.01 par value; 50,000,000 shares authorized,
    11,280,735 shares issued at June 30, 1996   (11,075,979
    at December 31, 1995) and  9,905,789 shares outstanding at
    June 30, 1996  (9,701,033 at December 31, 1995).            111         111
  Class B common stock, $.01 par value; 6,972,230 shares
    authorized,  5,677,005 shares issued and outstanding at
   June 30, 1996  (5,865,761 at December 31, 1995).              59          59
  Capital in excess of par value                              3,351       3,248
  Deficit                                                   (80,775)    (92,422)
  Less common stock in treasury, at cost                    (10,089)    (10,089)
                                                          ---------   ---------

    Total stockholders' deficiency                          (87,343)    (99,093)
                                                          ---------   ---------

    Total liabilities and stockholders' deficiency        $ 200,478   $ 189,882
                                                          ---------   ---------
                                                          ---------   ---------

                            ACKERLEY COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the periods ended June 30, 1996 and 1995



                               Three Months Ended       Six Months Ended
                              June 30,    June 30,     June 30,    June 30,
                                1996        1995         1996        1995
                            ----------- ------------ ------------ ----------
                             (In thousands except      (In thousands except
                                 per share amounts)        per share amounts)


Revenue                      $  76,971   $  56,528    $ 146,823   $ 119,794

Less agency commissions
  and discounts                 (8,736)     (7,124)     (15,661)    (13,599)
                             ---------   ---------    ---------   ---------

Net revenue                     68,235      49,404      131,162     106,195

Expenses and other income:
  Operating expenses           (48,455)    (35,559)     (98,771)    (82,723)
  Amortization                  (1,451)       (930)      (2,800)     (1,949)
  Depreciation                  (2,325)     (1,713)      (4,507)     (3,389)
  Interest expense              (6,333)     (6,789)     (12,220)    (13,115)
  Other income(expense), net       206         102          269         (45)
                             ---------   ---------    ---------   ---------

   Total expenses and
        other income           (58,358)    (44,889)    (118,029)   (101,221)
                             ---------   ---------    ---------   ---------


Income before income tax         9,877       4,515       13,133       4,974

  Income tax expense              (730)       (826)        (863)       (851)
                             ---------   ---------    ---------   ---------

Net income                   $   9,147   $   3,689    $  12,270   $   4,123
                             ---------   ---------    ---------   ---------
                             ---------   ---------    ---------   ---------

Net income
  per common share           $    0.58   $    0.23    $    0.77   $    0.26
                             ---------   ---------    ---------   ---------
                             ---------   ---------    ---------   ---------


Weighted average number
  of common shares              15,897      15,775       15,897      15,775

                            ACKERLEY COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the periods ended June 30, 1996 and 1995

                                                        Six Months Ended
                                                       June 30,    June 30,
                                                         1996        1995
                                                      ----------  ----------
                                                          (In thousands)
Cash flows from operating activities:
  Cash received from customers                        $ 114,587   $ 107,335
  Cash paid to suppliers and employees                  (91,635)    (81,271)
  Interest paid                                         (10,978)    (11,730)
                                                       --------    --------
   Net cash provided by (used by) operating activities   11,974      14,334

Cash flows from investing activities:
  Proceeds from sale of property                             14          46
  Capital expenditures                                   (4,633)     (7,886)
  Acquisitions:
     Property and Equipment                              (3,389)         -
     Intangible Assets                                   (4,482)         -
  Other, net                                             (8,188)     (1,234)
                                                       --------    --------
   Net cash provided by (used by) investing activities  (20,678)     (9,074)

Cash flows from financing activities:
  Borrowings under credit agreements                     22,000      55,908
  Payments under credit agreements                      (12,825)    (56,945)
  Dividends paid                                           (623)       (464)
  Other, net                                             (1,210)       (415)
                                                       --------    --------
   Net cash provided by (used by) financing activities   (7,342)     (1,916)
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents     (1,362)      3,344
Cash and cash equivalents at beginning of year            6,421       2,288
                                                       --------    --------
Cash and cash equivalents at end of period            $   5,059   $   5,632
                                                       --------    --------
                                                       --------    --------

Reconciliation of net income to net cash provided
  by operating activities:
    Net income                                        $  12,270   $   4,123
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                     7,307       5,338
        Gain on the sale of property, plant and equipmen     -         (114)
        NBA expansion proceeds                           (2,077)         -

    Change in current assets and liabilities:
        Decrease (increase) in accounts receivable        2,327       3,997
        Decrease (increase) in other current assets        (903)        831
        Increase (decrease) in accounts payable
          and accruals                                    6,820         507
        Increase (decrease) in accrued interest             (16)        214
        Increase (decrease) in deferred revenue         (13,659)     (2,819)
        Other, net                                          (95)      2,257
                                                       --------    --------
Net cash provided by operating activities             $  11,974   $  14,334
                                                       --------    --------
                                                       --------    --------

Supplemental disclosure of noncash transactions:
  Broadcast rights acquired and broadcast obligations $   1,539   $     842
  assumed

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company reported record net income of $12.3 million for the first six months of 1996. Net revenues for the six months increased over the same period last year by $25.0 million or 23.5%, while the Company's Operating Cash Flow, as defined below, increased $9.2 million or 39.4%. Net income reflected a $8.1 million or 197.6% improvement over last year's first six months.

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

RESULTS OF OPERATIONS STATEMENT

The following two tables set forth certain historical financial and operating data of the Company for the three month and six month periods ended June 30, 1996 and June 30, 1995, respectively. Certain prior years' data have been reclassified to conform to the 1996 presentation.



                               STATEMENT OF OPERATIONS
                                (DOLLARS IN THOUSANDS)


                                          THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                    -------------------------------------  --------------------------------------
                                           1996                1995                1996                1995
                                    -----------------  ------------------  ------------------  ------------------
                                              AS %                AS %                AS %                AS %
                                              OF NET              OF NET              OF NET              OF NET
                                      AMOUNT  REVENUE     AMOUNT  REVENUE     AMOUNT  REVENUE     AMOUNT  REVENUE
                                      ------  -------     ------  -------     ------  -------     ------  -------
NET REVENUE...................      $ 68,235            $ 49,404           $ 131,162           $ 106,195

OPERATING EXPENSES AND
   OTHER INCOME:
  OPERATING EXPENSES..........       (48,455)  (71.0)%   (35,559)  (72.0)%   (98,771)  (75.3)%   (82,723)   77.9 %
  OTHER INCOME (EXPENSE),NET             206     0.3         102     0.2         269     0.2         (45)    0.0
                                   ---------           ---------           ---------           ---------
    TOTAL OPERATING EXPENSES
       AND OTHER INCOME.......       (48,249)  (70.7)    (35,457)  (71.8)    (98,502)  (75.1)    (82,768)  (77.9)
                                   ---------           ---------           ---------           ---------

OPERATING CASH FLOW...........        19,986    29.3      13,947    28.2      32,660    24.9      23,427    22.1

OTHER EXPENSES:
  DEPRECIATION AND
    AMORTIZATION..............        (3,776)   (5.5)     (2,643)   (5.3)     (7,307)   (5.6)     (5,338)   (5.0)
  INTEREST EXPENSE............        (6,333)   (9.3)     (6,789)  (13.7)    (12,220)   (9.3)    (13,115)  (12.3)
                                   ---------           ---------           ---------           ---------

    TOTAL OTHER EXPENSES......       (10,109)  (14.8)     (9,432)  (19.0)    (19,527)  (14.9)    (18,453)  (17.3)
                                   ---------           ---------           ---------           ---------

INCOME BEFORE INCOME TAXES.            9,877    14.5       4,515     9.2      13,133    10.0       4,974     4.8

INCOME TAX EXPENSE............          (730)   (1.1)       (826)   (1.7)       (863)   (0.7)       (851)   (0.8)
                                   ---------           ---------           ---------           ---------

NET INCOME....................       $ 9,147    13.4 %   $ 3,689     7.5 %  $ 12,270     9.3 %   $ 4,123     4.0 %
                                   ---------           ---------           ---------           ---------
                                   ---------           ---------           ---------           ---------


                      OPERATING INFORMATION BY BUSINESS SEGMENT
                                (DOLLARS IN THOUSANDS)


                                       THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                       ---------------------------         -------------------------
                                           1996             1995              1996             1995
                                           ----             ----              ----             ----
NET REVENUE:
  OUT-OF-HOME MEDIA ...............    $   26,467       $   24,293        $   47,685       $   45,079
  BROADCASTING ....................        30,469           21,155            62,327           47,474
  OTHER ...........................        11,299            3,956            21,150           13,642
                                       ----------       ----------        ----------       ----------
    TOTAL NET REVENUE..............    $   68,235       $   49,404        $  131,162       $  106,195
                                       ----------       ----------        ----------       ----------
                                       ----------       ----------        ----------       ----------

OPER  EXP AND OTHER INCOME:
  OUT-OF-HOME MEDIA................    $   15,899       $   15,006        $   31,327       $   29,921
  BROADCASTING.....................        18,242           12,582            34,038           28,574
  OTHER............................        14,108            7,869            33,137           24,273
                                       ----------       ----------        ----------       ----------
    TOTAL OPER EXP AND OTHER INC...    $   48,249       $   35,457        $   98,502       $   82,768
                                       ----------       ----------        ----------       ----------
                                       ----------       ----------        ----------       ----------

OPERATING CASH FLOW:
  OUT-OF-HOME MEDIA................    $   10,568       $    9,287        $   16,358       $   15,158
  BROADCASTING.....................        12,227            8,573            28,289           18,900
  OTHER............................        (2,809)          (3,913)          (11,987)         (10,631)
                                       ----------       ----------        ----------       ----------
    TOTAL OPERATING CASH FLOW......    $   19,986       $   13,947        $   32,660       $   23,427
                                       ----------       ----------        ----------       ----------
                                       ----------       ----------        ----------       ----------

CHANGE IN NET REVENUE FROM
  PRIOR PERIODS:
  OUT-OF-HOME MEDIA................          8.9 %           12.9 %             5.8 %           14.2 %
  BROADCASTING.....................         44.0             19.3              31.3             17.0
  OTHER............................        185.6             (0.1)             55.0             21.3
    CHANGE IN TOTAL NET REVENUE....         38.1             14.4              23.5             16.3

OPERATING DATA AS A PERCENT OF
  NET REVENUE:
  OPER EXP AND OTHER INCOME:
    OUT-OF-HOME MEDIA..............         60.1 %           61.8 %            65.7 %           66.4 %
    BROADCASTING...................         59.9             59.5              54.6             60.2
    OTHER..........................        124.9            198.9             156.7            177.9
      TOTAL OPER EXP AND OTHER INC.         70.7             71.8              75.1             77.9

  OPERATING CASH FLOW:
    OUT-OF-HOME MEDIA..............         39.9 %           38.2 %            34.3 %           33.6 %
    BROADCASTING...................         40.1             40.5              45.4             39.8
    OTHER..........................        (24.9)           (98.9)            (56.7)           (77.9)
      TOTAL OPERATING  CASH FLOW...         29.3             28.2              24.9             22.1


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

NET REVENUE. Net revenue for the quarter ended June 30, 1996, increased $18.8 million or 38.1% to $68.2 million from $49.4 million in 1995. The Company's out-of-home media segment's net revenue increased $2.2 million or 8.9% mainly due to increased national advertising sales. The net revenue of the Company's broadcasting segment showed an increase of $9.3 million or 44.0% resulting from local broadcast revenue related to sports operations, the addition of television station KFTY, and increased rates and sales volumes. The Company's other businesses segment's net revenue increased $7.3 million or 185.6% to $11.3 million from $4.0 million mainly due to the Sonics participating in 21 games of the 1996 NBA playoffs compared to 4 games in 1995.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $12.8 million or 36.1% to $48.2 million in 1996 compared to $35.4 million in 1995. In the Company's out-of-home media segment, operating expenses and other income increased slightly by $0.9 million or 6.0% to $15.9 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $5.7 million or 45.0% to $18.2 million due to broadcast expenses related to sports operations, the addition of KFTY, and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment increased $6.2 million or 79.3% to $14.1 million mainly from increased basketball operating expenses related to the Sonics participating in 17 more NBA playoff games in 1996 than in 1995.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $6.0 million or 43.3% for the three months ended June 30, 1996 from that for the same period in 1995. All three segments showed increases from last year's performance: out-of-home - $1.3 million, broadcast - $3.6 million, and other - $1.1 million. Operating Cash Flow as a percentage of net revenue increased to 29.3% for the three months ended June 30, 1996 from 28.2% for the comparable period in 1995.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.1 million or 42.9% to $3.7 million in 1996 as compared to $2.6 million in 1995. The increase is mainly the result of depreciation expense related to the Key Arena leasehold improvements in October 1995 and the addition of KFTY in April 1996.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1996 decreased $0.5 million or 6.7% to $6.3 million from $6.8 million in 1995. The decrease in 1996 principally reflects the absence of interest incurred in the second quarter of 1995 in connection with a tax settlement.

INCOME TAX EXPENSE. For the second quarter 1996, the Company incurred $730,000 of income tax expense under the alternative minimum tax compared to $826,000 of income tax expense for the second quarter of 1995. Management anticipates that the Company will continue to incur income tax expense under the alternative minimum tax until operating loss carryforwards are substantially reduced. The Company will also incur income tax expense in certain states in which it operates.

NET INCOME. Net income of $9.2 million for the three months ended June 30, 1996 increased $5.5 million or 148.0% from $3.7 million for the comparable period in 1995 reflecting the strong increase in Operating Cash Flow generated during the second three months of 1996.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995


NET REVENUE. Net revenue for the six months ended June 30, 1996, increased $25.0 million or 23.5% to $131.2 million from $106.2 million in 1995. The Company's out-of-home media segment's net revenue increased $2.6 million or 5.8% mainly due to increased national advertising sales. The net revenue of the Company's broadcasting segment increased $14.9 million or 31.3% resulting from local broadcast revenue related to sports operations, the addition of KFTY, and increased rates and sale volumes. The Company's other businesses segment's net revenue increased $7.5 million or 55.0% mainly due to the Sonics participating in 21 games of the 1996 NBA playoffs compared to 4 games in 1995.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $15.7 million or 19.0% to $98.5 million in 1996 compared to $82.8 million in 1995. In the Company's out-of-home media segment, operating expenses and other income increased $1.4 million or 4.7% to $31.3 million due to expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $5.4 million or 19.1% to $34.0 million due to broadcast expenses related to sports operations, the addition of KFTY, and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment increased $8.9 million to $33.1 million or 36.5% mainly from increased basketball operating expenses related to the Sonics participating in 17 more NBA playoff games in 1996 than in 1995.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $9.2 million or 39.4% for the six months ended June 30, 1996 from the same period in 1995. The $1.2 million increase in the out-of-home segment's Operating Cash Flow and the $9.4 million increase in the broadcasting segment's Operating Cash Flow offset the $1.4 million decrease in the Company's other segment's Operating Cash Flow. Operating Cash Flow as a percentage of net revenue increased to 24.9% for the six months ended June 30, 1996 from 22.1% for the comparable 1995 period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 1996 increased $2.0 million or 36.9% from the comparable period in 1995. The increase is mainly the result of depreciation expense related to the Key Arena leasehold improvements in October 1995 and the addition of KFTY in April 1996.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1996 decreased $0.9 million or 6.8% to $12.2 million from $13.1 million in 1995 primarily due to a combination of lower average debt balances in the first quarter of 1996 and the absence in 1996 of interest incurred in the second quarter of 1995 in connection with a tax settlement.


INCOME TAX EXPENSE. For the six months ended June 30, 1996, the Company incurred $863,000 of income tax expense under the alternative minimum tax compared to $851,000 of income tax expense for the second quarter of 1995. Management anticipates that the Company will continue to incur income tax expense under the alternative minimum tax until operating loss carryforwards are substantially reduced. The Company will also incur income tax expense in certain states in which it operates.

NET INCOME. As a result of the above factors, net income increased $8.2 million or 197.6% to $12.3 million for the six months ended June 30, 1996 from $4.1 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of August 1, 1996, the Company had approximately $5.7 million available for borrowing under the revolving credit facility of the Credit Agreement. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Presently, borrowings under the Credit Agreement bear annual interest at either the prime rate plus 1.00% or LIBOR plus 2.25%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of June 30, 1996, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries.

The Company's working capital decreased to $13.7 million at June 30, 1996 from $15.1 million at December 31, 1995. For the periods presented, the Company financed its working capital needs from a combination of cash provided by operating activities and borrowings under the Credit Agreement. Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first six months of 1996 decreased to $12.0 million from $14.3 million in 1995.

At June 30, 1996, the Company's capital resources consisted of $5.1 million in cash and cash equivalents and approximately $5.7 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $8.0 million in the first six months of 1996 were financed with a combination of cash provided by operating activities and borrowings under the Credit Agreement. These capital expenditures were for the acquisition of television station KFTY as well as for advertising signs, displays, vehicles and equipment, and broadcasting equipment.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

    (a)  The Annual Meeting of Shareholders of the Company was held on May 1,
         1996.

    (b) The following directors were elected at the above meeting: Barry A. Ackerley, Gail A. Ackerley, Richard P. Cooley, M. Ian G. Gilchrist, and Michel C. Thielen.

    (c)  The result of the vote for the directors was as follows:


    DIRECTOR                FOR          AGAINST      ABSTAINED      NOT VOTED
    --------                ---          -------      ---------      ---------
Barry A. Ackerley       63,447,050          0           65,401       3,608,468
Gail A. Ackerley        63,447,050          0           65,401       3,608,468
Richard P. Cooley       63,447,051          0           65,400       3,608,468
M. Ian G. Gilchrist     63,447,051          0           65,400       3,608,468
Michel C. Thielen       63,447,051          0           65,400       3,608,468


    (d) The Nonemployee-directors' Equity Compensation Plan was approved by the shareholders as follows:

                            FOR          AGAINST      ABSTAINED      NOT VOTED
                            ---          -------      ---------      ---------
                        63,347,750       163,201         1,500       3,608,468


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:

         27.  FINANCIAL DATA SCHEDULE.

    (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED JUNE 30, 1996.


                                      SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                        ACKERLEY COMMUNICATIONS, INC.



DATED:  AUGUST 9, 1996       BY
                                ----------------------------------
                                DENIS M. CURLEY
                                EXECUTIVE VICE PRESIDENT AND
                                CHIEF FINANCIAL OFFICER,
                                TREASURER AND SECRETARY
                                (PRINCIPAL FINANCIAL OFFICER)