Form 10-Q
period 1996-09-30
ACKERLEY COMMUNICATIONS INC
filed 1996-11-14
CIK 319120

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  ____________
                                   FORM 10-Q
                                QUARTERLY REPORT
                                     UNDER
                              SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ____________

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED   SEPTEMBER 30, 1996
                     ------------------------
            OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER 1-10321

                           THE ACKERLEY GROUP, INC.
                   (FORMERLY ACKERLEY COMMUNICATIONS, INC.)
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      91-1043807
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                              1301 FIFTH AVENUE,
                                  SUITE 4000
                              SEATTLE, WA  98101
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

                              YES  X         NO
                                 -----         -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                                OUTSTANDING AT NOVEMBER 1, 1996
-------------------------------                 -------------------------------
COMMON STOCK, $.01 PAR VALUE                          19,811,578 SHARES
CLASS B COMMON STOCK, $.01 PAR VALUE                  11,354,010 SHARES

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1996 AND DECEMBER 31, 1995. . . . . . . . . . . . .  1

          CONSOLIDATED STATEMENTS OF OPERATIONS THREE
          AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
          SEPTEMBER 30, 1995. . . . . . . . . . . . . . . . . . . . . . . .  2

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1996
          AND SEPTEMBER 30, 1995. . . . . . . . . . . . . . . . . . . . . .  3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . .  4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .  5


PART II - OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS . . . . . . . .  11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .  11

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                           THE ACKERLEY GROUP, INC.
                   (FORMERLY ACKERLEY COMMUNICATIONS, INC.)
                         CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1996          1995
                                                                -------------  ------------
                                    ASSETS                             (IN THOUSANDS)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                       $  6,219      $  6,421
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $1,465 IN 1996
    AND $1,163 IN 1995                                              35,470        43,590
  CURRENT PORTION OF BROADCAST RIGHTS                                6,403         5,779
  PREPAID CONTRACTS                                                  8,572         2,393
  OTHER CURRENT ASSETS                                               9,965         7,030
                                                                  --------      --------
          TOTAL CURRENT ASSETS                                      66,629        65,213

PROPERTY AND EQUIPMENT, NET                                         87,598        81,368
INTANGIBLES, NET                                                    37,834        31,412
OTHER ASSETS                                                        19,935        11,889
                                                                  --------      --------
          TOTAL ASSETS                                            $211,996      $189,882
                                                                  --------      --------
                                                                  --------      --------

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                $  3,988      $  4,284
  ACCRUED INTEREST                                                   6,768         3,628
  OTHER ACCRUED LIABILITIES                                         10,979        12,958
  DEFERRED REVENUE                                                  20,888        18,269
  CURRENT PORTION OF LONG-TERM DEBT                                 11,286        10,964
                                                                  --------      --------
          TOTAL CURRENT LIABILITIES                                 53,909        50,103

LONG-TERM DEBT - NONCURRENT PORTION                                226,115       218,797
LITIGATION ACCRUAL                                                  14,044        14,200
OTHER LONG-TERM LIABILITIES                                          4,892         5,875
                                                                  --------      --------
          TOTAL LIABILITIES                                        298,960       288,975
STOCKHOLDERS' DEFICIENCY:
  COMMON STOCK, $.01 PAR VALUE; 50,000,000 SHARES AUTHORIZED,
    21,186,524 SHARES ISSUED AT SEPTEMBER 30, 1996 (20,777,012
    AT DECEMBER 31, 1995) AND 19,811,578 SHARES OUTSTANDING AT
    SEPTEMBER 30, 1996 (19,402,066 AT DECEMBER 31, 1995).              212           208
  CLASS B COMMON STOCK, $.01 PAR VALUE; 11,406,510 SHARES
    AUTHORIZED, 11,354,010 SHARES ISSUED AND OUTSTANDING AT
    SEPTEMBER 30, 1996  (11,731,522 AT DECEMBER 31, 1995).             114           117
  CAPITAL IN EXCESS OF PAR VALUE                                     3,195         3,093
  DEFICIT                                                          (80,396)      (92,422)
  LESS COMMON STOCK IN TREASURY, AT COST                           (10,089)      (10,089)
                                                                  --------      --------
          TOTAL STOCKHOLDERS' DEFICIENCY                           (86,964)      (99,093)
                                                                  --------      --------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $211,996      $189,882
                                                                  --------      --------
                                                                  --------      --------

     SHARE AND PER SHARE DATA HAVE BEEN RESTATED TO REFLECT THE STOCK SPLIT
                             DISCUSSED IN NOTE 3.

                           THE ACKERLEY GROUP, INC.
                   (FORMERLY ACKERLEY COMMUNICATIONS, INC.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                     1996          1995            1996           1995
                                                 -------------  -------------  -------------  -------------
                                                     (IN THOUSANDS EXCEPT          (IN THOUSANDS EXCEPT
                                                      PER SHARE AMOUNTS)            PER SHARE AMOUNTS)
REVENUE                                            $ 53,335      $ 47,089       $ 200,158      $ 166,883

LESS AGENCY COMMISSIONS
  AND DISCOUNTS                                      (7,493)       (6,541)        (23,154)       (20,140)
                                                   --------      --------       ---------      ---------
NET REVENUE                                          45,842        40,548         177,004        146,743

EXPENSES AND OTHER INCOME:
  OPERATING EXPENSES                                (34,991)      (30,505)       (133,762)      (113,228)
  DISPOSITION OF ASSETS                                  -             -               -              -
  AMORTIZATION                                       (1,753)       (1,351)         (4,553)        (3,300)
  DEPRECIATION                                       (2,355)       (1,676)         (6,862)        (5,065)
  INTEREST EXPENSE                                   (5,959)       (5,782)        (18,179)       (18,897)
  OTHER INCOME(EXPENSE), NET                            404           156             673            111
                                                   --------      --------       ---------      ---------
    TOTAL EXPENSES AND
      OTHER INCOME                                  (44,654)      (39,158)       (162,683)      (140,379)
                                                   --------      --------       ---------      ---------

INCOME BEFORE INCOME TAX                              1,188         1,390          14,321          6,364

INCOME TAX EXPENSE                                     (809)         (311)         (1,672)        (1,162)
                                                   --------      --------       ---------      ---------
NET INCOME                                         $    379      $  1,079       $  12,649      $   5,202
                                                   --------      --------       ---------      ---------
                                                   --------      --------       ---------      ---------
NET INCOME
  PER COMMON SHARE                                 $   0.01      $   0.03       $    0.40      $    0.17
                                                   --------      --------       ---------      ---------
                                                   --------      --------       ---------      ---------
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                                   31,818        31,524          31,818         31,524

     SHARE AND PER SHARE DATA HAVE BEEN RESTATED TO REFLECT THE STOCK SPLIT
                             DISCUSSED IN NOTE 3.

                           THE ACKERLEY GROUP, INC.
                   (FORMERLY ACKERLEY COMMUNICATIONS, INC.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                                     1996            1995
                                                                 -------------   -------------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  CASH RECEIVED FROM CUSTOMERS                                    $ 180,892       $ 158,964
  CASH PAID TO SUPPLIERS AND EMPLOYEES                             (149,525)       (114,857)
  INTEREST PAID                                                     (13,490)        (14,884)
                                                                  ---------       ---------
    NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES              17,877          29,223

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF PROPERTY                                        959              58
  CAPITAL EXPENDITURES                                               (9,145)        (15,416)
  ACQUISITIONS:
    PROPERTY AND EQUIPMENT                                           (3,389)             -
    INTANGIBLE ASSETS                                                (4,482)             -
  OTHER, NET                                                         (6,350)           (970)
                                                                  ---------       ---------
    NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES             (22,407)        (16,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER CREDIT AGREEMENTS                                 22,000          55,908
  PAYMENTS UNDER CREDIT AGREEMENTS                                  (14,757)        (66,320)
  DIVIDENDS PAID                                                       (623)           (464)
  OTHER, NET                                                         (2,292)         (1,185)
                                                                  ---------       ---------
    NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES               4,328         (12,061)
                                                                  ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (202)            834
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        6,421           2,288
                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   6,219       $   3,122
                                                                  ---------       ---------
                                                                  ---------       ---------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    NET INCOME                                                    $  12,649       $   5,202
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                  11,415           8,365
      GAIN ON THE SALE OF PROPERTY, PLANT AND EQUIPMENT                (421)           (144)
      NBA EXPANSION PROCEEDS                                         (2,078)             -

    CHANGE IN CURRENT ASSETS AND LIABILITIES:
      DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE                      8,120           6,061
      DECREASE (INCREASE) IN PREPAID CONTRACTS                       (6,179)           (517)
      DECREASE (INCREASE) IN OTHER CURRENT ASSETS                    (2,935)         (1,800)
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE
        AND ACCRUALS                                                 (2,275)            406
      INCREASE (DECREASE) IN ACCRUED INTEREST                         3,140           2,529
      INCREASE (DECREASE) IN DEFERRED REVENUE                         2,619           5,117
      OTHER, NET                                                     (6,178)          4,004
                                                                  ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  17,877       $  29,223
                                                                  ---------       ---------
                                                                  ---------       ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  BROADCAST RIGHTS ACQUIRED AND BROADCAST OBLIGATIONS ASSUMED     $   7,304       $   9,489

                           THE ACKERLEY GROUP,  INC.
                    (FORMERLY ACKERLEY COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

On October 1, the Company changed its name from Ackerley Communications, Inc. to The Ackerley Group, Inc.

NOTE 2.  INCOME TAXES

The Company has no significant federal income tax liabilities primarily as a result of operating losses incurred in prior years. However, the Company will continue to pay federal income taxes under the alternative minimum tax until the operating loss carryforwards are substantially reduced. In addition, the Company will incur state income tax expense in certain states in which it operates. Tax expense in the current quarter and year-to-date includes $586,000 related to a pending settlement of certain prior year state tax returns.

NOTE 3.  STOCKHOLDERS' DEFICIENCY

On September 19, 1996, the Board of Directors declared an increase of all classes of its common stock which the Company is authorized to issue from 56,972,230 shares to 61,406,510 shares. In conjunction with this increase, the Board also declared a two-for-one stock split effective October 15 for stockholders of record on October 4. The stock split resulted in the issuance of 15,582,794 additional shares. All share and per share data have been restated to reflect this split.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported record net income of $12.6 million for the first nine months of 1996. Net revenues for the nine months increased over the same period last year by $30.3 million or 20.6%, while the Company's Operating Cash Flow, as defined below, increased $10.3 million or 30.6%. Net income reflected a $7.4 million or 143.2% improvement over last year's first nine months.

As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, management believes that Operating Cash Flow (defined as net revenue less operating expenses plus other income before amortization, depreciation, interest, litigation expense, and disposition of assets) is an appropriate measure of the Company's financial performance. This measure excludes expenses consisting of depreciation, amortization, interest, litigation expense, and disposition of assets because these are not considered by the Company to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow, however, is not to be considered an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

On September 30, 1996, the Company entered into an Amended and Restated Credit Agreement with the senior bank lenders, increasing the aggregate principal amount under the lending facility from $65.0 million to $77.5 million.

On October 1, 1996, the Company amended its Certificate of Incorporation to change its name from Ackerley Communications, Inc. to The Ackerley Group, Inc.

On October 15, 1996, the Company effected a two-for-one stock split of its outstanding common stock, including its outstanding Class B Common Stock, for the shareholders of record at the close of business on October 4. In order to effect the split, the Company amended its Certificate of Incorporation on September 26 to increase the number of shares of its authorized capital stock from 59,972,230 to 61,406,510 shares, including the number of shares of its Class B Common Stock from 6,972,230 to 11,406,510 shares. The stock split resulted in the issuance of 15,582,794 additional shares.

RESULTS OF OPERATIONS STATEMENT

The following two tables set forth certain historical financial and operating data of the Company for the three month and nine month periods ended September 30, 1996 and September 30, 1995, respectively. Certain prior years' data have been reclassified to conform to the 1996 presentation.

                            STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                      THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                -------------------------------------------   -------------------------------------------
                                        1996                   1995                   1996                   1995
                                --------------------   --------------------   --------------------   --------------------
                                              AS %                   AS %                   AS %                   AS %
                                             OF NET                 OF NET                 OF NET                 OF NET
                                  AMOUNT    REVENUE      AMOUNT    REVENUE      AMOUNT    REVENUE      AMOUNT    REVENUE
                                ---------- ---------   ---------- ---------   ---------- ---------   ---------- ---------
NET REVENUE...................   $ 45,842               $ 40,548              $ 177,004              $ 146,743

OPERATING EXPENSES AND
 OTHER INCOME:
  OPERATING EXPENSES..........    (34,991)   (76.3)%     (30,505)   (75.2)%    (133,762)   (75.6)%    (113,228)   (77.2)%
  OTHER INCOME (EXPENSE),NET..        404      0.9           156      0.4           673      0.4           111      0.1
                                 ---------              ---------             ----------             ----------
    TOTAL OPERATING EXPENSES
      AND OTHER INCOME........    (34,587)   (75.4)      (30,349)   (74.8)     (133,089)   (75.2)     (113,117)   (77.1)
                                 ---------              ---------             ----------             ----------
OPERATING CASH FLOW...........     11,255     24.6        10,199     25.2        43,915     24.8        33,626     22.9

OTHER EXPENSES:
  DEPRECIATION AND
    AMORTIZATION..............     (4,108)    (9.0)       (3,027)    (7.5)      (11,415)    (6.4)       (8,365)    (5.7)
  INTEREST EXPENSE............     (5,959)   (13.0)       (5,782)   (14.3)      (18,179)   (10.3)      (18,897)   (12.9)
                                 ---------              ---------             ----------             ----------
    TOTAL OTHER EXPENSES......    (10,067)   (22.0)       (8,809)   (21.8)      (29,594)   (16.7)      (27,262)   (18.6)
                                 ---------              ---------             ----------             ----------
INCOME BEFORE INCOME TAXES....      1,188      2.6         1,390      3.4        14,321      8.1         6,364      4.3

INCOME TAX EXPENSE............       (809)    (1.8)         (311)    (0.8)       (1,672)    (0.9)       (1,162)    (0.8)
                                 ---------              ---------             ----------             ----------
NET INCOME....................   $    379      0.8%     $  1,079      2.6%     $  12,649     7.2%    $   5,202      3.5%
                                 ---------              ---------             ----------             ----------
                                 ---------              ---------             ----------             ----------

                   OPERATING INFORMATION BY BUSINESS SEGMENT
                             (DOLLARS IN THOUSANDS)

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                       ------------------  ------------------
                                                         1996      1995      1996      1995
                                                       ---------  -------  --------  --------
NET REVENUE:
  OUT-OF-HOME MEDIA..................................  $  26,424  $24,345  $ 74,109  $ 69,424
  BROADCASTING.......................................     19,280   16,203    81,607    63,677
  OTHER..............................................        138        0    21,288    13,642
                                                       ---------  -------  --------  --------
    TOTAL NET REVENUE................................  $  45,842  $40,548  $177,004  $146,743
                                                       ---------  -------  --------  --------
                                                       ---------  -------  --------  --------
OPER EXP AND OTHER INCOME:
  OUT-OF-HOME MEDIA..................................  $  15,948  $15,306  $ 47,275  $ 45,227
  BROADCASTING.......................................     16,246   12,302    50,284    40,876
  OTHER..............................................      2,393    2,741    35,530    27,014
                                                       ---------  -------  --------  --------
    TOTAL OPER EXP AND OTHER INC.....................  $  34,587  $30,349  $133,089  $113,117
                                                       ---------  -------  --------  --------
                                                       ---------  -------  --------  --------
OPERATING CASH FLOW:
  OUT-OF-HOME MEDIA..................................  $  10,476  $ 9,039  $ 26,834  $ 24,197
  BROADCASTING.......................................      3,034    3,901    31,323    22,801
  OTHER..............................................     (2,255)  (2,741)  (14,242)  (13,372)
                                                       ---------  -------  --------  --------
    TOTAL OPERATING CASH FLOW........................  $  11,255  $10,199  $ 43,915  $ 33,626
                                                       ---------  -------  --------  --------
                                                       ---------  -------  --------  --------
CHANGE IN NET REVENUE FROM PRIOR PERIODS:
  OUT-OF-HOME MEDIA..................................        8.5%    13.2%      6.7%     11.2%
  BROADCASTING.......................................       19.0     (8.6)     28.2      14.5
  OTHER..............................................        N/A   (100.0)     56.0      21.3
    CHANGE IN TOTAL NET REVENUE......................       13.1     (6.1)     20.6      13.5

OPERATING DATA AS A PERCENT OF NET REVENUE:
  OPER EXP AND OTHER INCOME:
    OUT-OF-HOME MEDIA................................       60.4%    62.9%     63.8%     65.1%
    BROADCASTING.....................................       84.3     75.9      61.6      64.2
    OTHER............................................    1,734.1      N/A     166.9     198.0
      TOTAL OPER EXP AND OTHER INC...................       75.4     74.8      75.2      77.1

  OPERATING CASH FLOW:
    OUT-OF-HOME MEDIA................................       39.6%    37.1%     36.2%     34.9%
    BROADCASTING.....................................       15.7     24.1      38.4      35.8
    OTHER............................................   (1,634.1)     N/A     (66.9)    (98.0)
      TOTAL OPERATING CASH FLOW......................       24.6     25.2      24.8      22.9

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

NET REVENUE. Net revenue for the quarter ended September 30, 1996, increased $5.3 million or 13.1% to $45.8 million from $40.5 million in 1995. The Company's out-of-home media segment's net revenue increased $2.1 million or 8.5% mainly due to increased national advertising sales. The net revenue of the Company's broadcasting segment showed an increase of $3.1 million or 19.0% resulting from the addition of television station KFTY and increased rates and sales volumes. The Company's other businesses segment's net revenue was $0.1 million from sundry activities.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $4.2 million or 14.7% to $34.6 million in 1996 compared to $30.4 million in 1995. In the Company's out-of-home media segment, operating expenses and other income increased $0.6 million or 4.2% to $15.9 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased $3.9 million or 32.1% to $16.2 million due to the addition of KFTY and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment decreased $0.3 million or 12.7% to $2.4 million compared to the same period last year.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $1.1 million or 10.4% for the three months ended September 30, 1996 from that for the same period in 1995. The $1.5 million increase in the out-of-home segment's Operating Cash Flow and the $0.4 million increase in the other segment's Operating Cash Flow offset the $0.8 million decrease in the Company's broadcasting segment's Operating Cash Flow for the quarter. Operating Cash Flow as a percentage of net revenue decreased to 24.6% for the three months ended September 30, 1996 from 25.2% for the comparable period in 1995.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.1 million or 35.7% to $4.1 million in 1996 as compared to $3.0 million in 1995. The increase is mainly the result of depreciation expense related to the Key Arena leasehold improvements in October 1995 and the addition of KFTY in April 1996.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1996 increased $0.2 million or 3.1% to $6.0 million from $5.8 million in 1995 mainly due to interest incurred in connection with a tax settlement.

INCOME TAX EXPENSE. For the third quarter 1996, the Company incurred $809,000 of income tax expense: $586,000 of state income taxes related to a pending settlement of certain prior year tax returns and $223,000 under the federal alternative minimum tax. Management anticipates that the Company will continue to incur income tax expense under the alternative minimum tax until operating loss carryforwards are substantially reduced. The Company will also incur income tax expense in certain states in which it operates.

NET INCOME. As a result of the above, net income decreased $0.7 million or 64.9% from $1.1 million for the three months ended September 30, 1995 to $0.4 million for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

NET REVENUE. Net revenue for the nine months ended September 30, 1996, increased $30.3 million or 20.6% to $177.0 million from $146.7 million in 1995. The Company's out-of-home media segment's net revenue increased $4.7 million or 6.7% mainly due to increased national advertising sales. The net revenue of the Company's broadcasting segment increased $17.9 million or 28.2% resulting from local broadcast revenue related to sports operations, the addition of KFTY, and increased rates and sale volumes. The Company's other businesses segment's net revenue increased $7.7 million or 56.0% mainly due to the Sonics participating in 21 games of the 1996 NBA playoffs compared to 4 games in 1995.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $20.0 million or 17.7% to $133.1 million in 1996 compared to $113.1 million in 1995. In the Company's out-of-home media segment, operating expenses and other income increased $2.1 million or 4.5% to $47.3 million due to expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased $9.4 million or 23.0% to $50.3 million due to broadcast expenses related to sports operations, the addition of KFTY, and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment increased $8.5 million to $35.5 million or 31.5% mainly from increased basketball operating expenses related to the Sonics participating in 17 more NBA playoff games in 1996 than in 1995.

OPERATING CASH FLOW. The Company's Operating Cash Flow increased $10.3 million or 30.6% for the nine months ended September 30, 1996 from the same period in 1995. The $2.6 million increase in the out-of-home segment's Operating Cash Flow and the $8.5 million increase in the broadcasting segment's Operating Cash Flow offset the $0.8 million decrease in the Company's other segment's Operating Cash Flow. Operating Cash Flow as a percentage of net revenue increased to 24.8% for the nine months ended September 30, 1996 from 22.9% for the comparable 1995 period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended September 30, 1996 increased $3.1 million or 36.5% from the comparable period in 1995. The increase is mainly the result of depreciation expense related to the Key Arena leasehold improvements in October 1995 and the addition of KFTY in April 1996.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1996 decreased $0.7 million or 3.8% to $18.2 million from $18.9 million in 1995 primarily due to a combination of lower average debt balances in 1996, and more interest incurred from tax settlements in 1995 than in 1996.

INCOME TAX EXPENSE. For the nine months ended September 30, 1996, the Company incurred $1,672,000 of income tax expense: $586,000 of state income taxes related to a pending settlement of certain prior year tax returns and $1,086,000 under the federal alternative minimum tax. Management anticipates that the Company will continue to incur income tax expense under the alternative minimum tax until operating loss carryforwards are substantially reduced. The Company will also incur income tax expense in certain states in which it operates.

NET INCOME. As a result of the above factors, net income increased $7.4 million or 143.2% to $12.6 million for the nine months ended September 30, 1996 from $5.2 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1996, the Company entered into a Amended and Restated Credit Agreement with the senior bank lenders, increasing the aggregate principal amount under the lending facility from $65.0 million to $77.5 million.

As of November 1, 1996, the Company had approximately $29.7 million available for borrowing under the revolving credit facility of the Credit Agreement. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Presently, borrowings under the Credit Agreement bear annual interest at either the prime rate plus 0.75% or LIBOR plus 2.00%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of September 30, 1996, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries.

The Company's working capital decreased to $12.7 million at September 30, 1996 from $15.1 million at December 31, 1995. For the periods presented, the Company financed its working capital needs from a combination of cash provided by operating activities and borrowings under the Credit Agreement. Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first nine months of 1996 decreased to $17.9 million from $29.2 million in 1995.

At September 30, 1996, the Company's capital resources consisted of $6.2 million in cash and cash equivalents and approximately $29.7 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $9.1 million in the first nine months of 1996 were financed with a combination of cash provided by operating activities and borrowings under the Credit Agreement. These capital expenditures were primarily for advertising signs, displays, vehicles and equipment, and broadcasting equipment. In addition, on April 2, 1996, the Company purchased the television station KFTY for $7.8 million financed through existing credit facilities.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

     Barry A. Ackerley, as the holder of 5,431,438 shares of Common Stock and 5,641,217 shares of Class B Common Stock (representing approximately 54.8%
and 99.4% of the issued and outstanding shares of Common Stock and Class B Common Stock, respectively), provided the Company with the requisite written consents to enable the Company to amend its Certificate of Incorporation to
(1) increase the number of authorized shares of authorized capital stock from 56,972,230 to 61,406,510 shares, including the number of Class B Common
Stock from 6,972,230 to 11,406,510 shares, and (2) change the name of the Company from Ackerley Communications, Inc. to The Ackerley Group, Inc. An Information Statement dated Octopber 1, 1996 was sent to the shareholders addressing these matters in more detail. It was filed with the Securities
and Exchange Commission on Schedule 14C (as required by Section 14(c)    of
the Securities Exchange Act of 1934), and is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS:

           3.1 CERTIFICATE OF AMENDMENT TO CERTIFICATE OF INCORPORATION OF THE COMPANY DATED SEPTEMBER 26, 1996.

           3.2 CERTIFICATE OF AMENDMENT TO CERTIFICATE OF INCORPORATION OF THE COMPANY DATED OCTOBER 1, 1996.

           10.  AMENDED AND RESTATED CREDIT AGREEMENT DATED SEPTEMBER 30, 1996.

           27.  FINANCIAL DATA SCHEDULE.

      (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1996.


                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              THE ACKERLEY GROUP,  INC.


DATED:  NOVEMBER 12, 1996          BY
                                     ----------------------------------
                                     DENIS M. CURLEY
                                     EXECUTIVE VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER,
                                     TREASURER AND SECRETARY
                                     (PRINCIPAL FINANCIAL OFFICER)