Form 10-K
period 1996-12-31
ACKERLEY COMMUNICATIONS INC
filed 1997-03-31
CIK 319120

                          SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.  20549

                                      FORM 10-K


 /XX/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended        December 31, 1996

                                          OR

/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
for the transition period from _____________ to _____________________________

                            Commission File Number 1-10321


                               THE ACKERLEY GROUP, INC.
                (Exact name of Registrant as specified in its charter)

                        Delaware                                  91-1043807
               -------------------------------                -----------------
               (State or other jurisdiction of                (I.R.S. Employer
               incorporation or organization)                Identification No.)


               1301 Fifth Avenue, Suite 4000
               Seattle, Washington                                   98101
               -------------------------------                 -----------------
               (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: (206) 624-2888

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      /___/

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X             No  ___

Aggregate market value of voting Common Stock held by nonaffiliates of Registrant as of March 14, 1997: $120,030,253.

Number of shares of common stock, $.01 par value, outstanding as of March 14, 1997: 19,813,002 Common Stock and 11,353,810 Class B Common Stock.

Documents incorporated by reference and parts of Form 10-K into which incorporated: Registrant's Definitive Proxy Statement for May 5, 1997 Annual Meeting--Part III

                                        PART I

                                  ITEM 1 - BUSINESS

General

    The Ackerley Group, Inc. (the "Company"), formerly known as Ackerley Communications, Inc., was founded in 1975. It is a diversified communications company which, through its operating subsidiaries, engages in three principal businesses: (i) out-of-home media, including outdoor and airport advertising;
(ii) television and radio broadcasting; and (iii) sports marketing and promotion, primarily through its Full House Sports & Entertainment division, which includes the ownership of the Seattle SuperSonics (the "SuperSonics"), a franchise of the National Basketball Association ("NBA"), and the Seattle SeaDogs, a franchise of the Continental Indoor Soccer League.

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

    Strategy. Since 1993, the Company's strategy has been to build its more mature and stable out-of-home media business and to control costs in each business segment. Additionally, the Company instituted plans to expand and enhance its broadcasting business and to pursue additional revenue producing opportunities through the development of a new arena in Seattle. The Company's continuing strategy includes:

- Improving the profitability of its outdoor advertising business by increasing revenue while controlling operating costs. Prior to 1993, the Company had increased net revenue and improved operating performance in its existing markets by constructing and, in some cases, acquiring additional displays, thereby achieving comprehensive coverage and economies of scale in those markets. Since 1993, however, the Company has focused its management and sales efforts on optimizing the mix of rate and usage of its current display inventory in each of its markets. In order to increase sales, the Company expanded its sales force and instituted a commission-based sales compensation plan.

- Renegotiating its airport advertising franchise agreements when they expire to improve their economic terms. Alternatively, to the extent that an expiring franchise agreement does not meet the Company's selection criteria for new franchise agreements, generally based on projected Operating Cash Flow, the Company will not renew or bid on the agreement.

- Pursuing television broadcast station acquisitions generally in Designated Market Area ("DMA") markets ranking from 50 to 150. The Company's television business historically has grown through opportunistic acquisitions. The Company intends to pursue acquisitions of stations in situations where the Company believes its management approach can be successfully employed. Specifically, the Company will seek to acquire, on financially attractive terms, stations that currently generate positive cash flow but which offer opportunities for revenue and cash flow enhancement. The purchase of television station KFTY in Santa Rosa in April 1996 exemplifies this strategy.

- Creating additional interest in sports marketing and promotion through the development of a new arena in Seattle and pursuing other revenue-generating opportunities related to the new arena. Construction of the new arena was completed in time for the 1995-1996 NBA season. In-arena advertising and additional seating in the new arena provides opportunities for greater revenue generation, while the luxury boxes and concessions provide sources of revenue not previously available to the Company. Since the Company shares in revenues generated by events at the arena, the Company has acquired an indoor soccer franchise and will consider acquiring additional sports franchises under certain circumstances.

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

    Operations. The Company's outdoor advertising business involves the sale of space on advertising display faces and includes, in many cases, the design of advertisements and the construction of outdoor structures that carry these displays. The Company operates its outdoor advertising business primarily in the greater metropolitan areas of Seattle and Tacoma, Washington; Portland, Oregon; Boston and Worcester, Massachusetts; and Miami, Fort Lauderdale and West Palm Beach, Florida. The Company, which has a total of approximately 9,070 advertising displays nationwide, is the dominant operator of outdoor advertising in each of its markets. The Company believes that its strong market position, the geographical diversity of its operations and its emphasis on local advertisers lend stability to its revenue base, reduce its reliance on any single local economy or advertiser and mitigate the effects of fluctuations in national advertising expenditures. The Company also believes that its outdoor advertising operation will continue to be a substantial source of revenue but anticipates that any future growth in this business will result primarily through diversification of its customer base and increased demand brought about by creative marketing.

    The principal outdoor advertising display used by the Company is the billboard, of which there are three standardized types:

- Painted bulletins, which generally are 14 feet high and 48 feet wide, consist of panels that are hand painted at the Company's facilities in accordance with design specifications supplied by the advertiser or, less frequently, panels covered with a single sheet of vinyl on which an image has been printed by computer. The panels are then transported to the site of the billboard and mounted to the face of the display. To attract more attention, panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Painted bulletins are usually located near major highways for maximum impact. Space is usually sold to advertisers for periods of four to twelve months.

- Poster panels, which generally are 12 feet high by 25 feet wide, are the most common type of billboard. Lithographed or silk-screened paper sheets that are supplied by the advertiser are prepasted and packaged in airtight bags by the Company and applied, like wallpaper, to the face of the display. Poster panels are usually located on major traffic arteries. Space is usually sold to advertisers for periods of one to twelve months.

- Junior posters are usually 6 feet high by 12 feet wide. The displays are prepared and mounted in the same manner as poster panels. Most junior posters, because of their smaller size, generally are concentrated on city streets and are targeted to pedestrian traffic. Space on junior posters usually is sold to advertisers for periods of one to twelve months.

At December 31, 1996, the Company owned 1,414 painted bulletins, 6,244 poster panels and 1,411 junior posters distributed among markets served as follows:

                              DMA       Painted   Poster   Junior
      Market                 Rank(1)   Bulletins  Panels   Posters
      ------                 ------    ---------  ------   -------

Northwest:
    Seattle/Tacoma..........    12         224     1,635       329
    Portland................    24         144     1,152       --
Boston:
    Boston/Worcester........     6         345     1,983        83
Florida:
    Miami/Fort Lauderdale...    16         502     1,136       999
    West Palm Beach.........    45         199       338       --


_______________

(1) Source: Stations Volume of the Television-Cable Fact Book, 1996 Edition. DMA rank is a common measure of market size based on population used by the media industry and reported upon by the Nielsen Rating Service.

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

As a result of the Company's efforts to diversify its advertiser base and to reduce the percentage of its net revenue attributable to the advertising of tobacco products, the Company's largest outdoor advertising customer accounted for less than 3% of the Company's gross revenue in 1996.

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

    Sales and Marketing. National and local advertisers purchase airport advertising from the Company at rates based on passenger traffic surveyed at the relevant airport. The Company sells advertising space on the Company's airport advertising display units directly to the advertisers and also sells to advertising agencies and specialized media buying services acting on behalf of national advertisers. A broad cross-section of advertisers utilize the Company's airport advertising services, including hotels, motels and automobile rental companies, media and telecommunication companies and financial services companies. The Company's largest airport advertising customer accounted for less than 1% of the Company's gross revenue in 1996.

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

    Operations. The following table sets forth certain information with respect to the Company's television stations and the markets in which they operate:

                                                                                           No. of
                                                                                         Commercial
                                                                                         Stations
                                              Call     Date      Network       DMA       Ranked in
Market                                      Letters  Acquired  Affiliation    Rank(1)    Market(2)    Frequency(3)
------                                      -------  --------  -----------    -------    --------     ------------
Syracuse, New York......................     WIXT     May 1982     ABC       69          3 VHF          VHF
                                                                                          2 UHF(4)
Colorado Springs/Pueblo, Colorado.......     KKTV     January      CBS       97          3 VHF          VHF
                                                        1983                              1 UHF(5)
Bakersfield, California.................    KGET     October       NBC      132          4 UHF(6)       UHF
                                                        1983
Vancouver, British Columbia and portions
of Seattle, Washington (station
located in Bellingham,
Washington).............................    KVOS  June 1985       None       (7)         (7)            VHF

Salinas/Monterey, California............    KCBA  June 1986       FOX       122          1 VHF          UHF
                                            KION   (8)            CBS                    3 UHF(9)       UHF


Santa Rosa, California...................    KFTY  April 1996      None       5          6 VHF          UHF
                                                                                        12 UHF

_______________
(1) Source: Stations Volume of the Television Cable Fact Book, 1996 Edition .
(2) Source: Stations Volume of the Television Cable Fact Book, 1996 Edition. Does not include public broadcasting stations, satellite stations or translators which rebroadcast signals from distant stations.
(3) Very high frequency ("VHF") stations transmit on channels 2 through 13; ultra high frequency ("UHF") stations transmit on channels 14 through 69. Technical factors, such as station power, antenna location and height and topography of the area, determine the geographic market served by a television station. In general, a UHF station requires greater power or antenna height to cover the same area as a VHF station.
(4) Two additional UHF channels have been allocated in the Syracuse market; however, there has been no construction activity to date with respect to these channels.
(5) Two additional UHF channels have been allocated in the Colorado Springs/Pueblo market; however, there has been no construction activity to date with respect to these channels.
(6) Two additional UHF channels have been allocated in the Bakersfield market; however, there has been no construction activity to date with respect to these channels.
(7) KVOS, located in Bellingham, Washington, serves primarily the Vancouver, British Columbia market (located in size between the markets of Sacramento-Stockton-Modesto, California, and Orlando-Daytona Beach-Melbourne, Florida, which have DMA rankings of 21 and 22, respectively) and a portion of the Seattle, Washington market (DMA rank 12) and Whatcom County, Washington (equivalent in size to Eureka, California , with an DMA rank of 188). The station's primary competition consists of 4 Canadian VHF stations.
(8) The Company did not purchase the station. It entered into a local marketing agreement with Harron Television of Monterey, the owner of television station KION (formerly KCCN) licensed to the market of Monterey, California. The Company provides programming and sales services to KION and makes a monthly payment to Harron in exchange for the right of the Company to receive all revenues from network compensation and advertising sold on the station
(9) One additional UHF channel has been allocated in the Salinas/Monterey market; however, there has been no construction activity to date with respect to this channel.

    The Company's major-network affiliated television stations operate under standard contracts which are automatically renewed for successive terms unless the Company or the network exercises its right to cancel. Under the terms of a network contract, the networks offer the Company's network-affiliated stations a variety of programs. The Company's network-affiliated stations have a right of first refusal to broadcast network programs before those programs can be offered to any other television station in the same market.

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

    On April 2, 1996, the Company purchased for approximately $7.8 million television station KFTY, licensed to the market of Santa Rosa, California. On April 24, 1996, the Company entered into a local marketing agreement with Harron Television of Monterey, the owner of television station KION (formerly KCCN) licensed to the market of Monterey, California. The Company provides programming and sales services to KCCN and makes a monthly payment to Harron in exchange for the right of the Company to receive all revenues from network compensation and advertising sold on the station

    Sales and Marketing. The principal sources of television broadcasting revenue for the Company are the sale of time to advertisers in the form of local, regional and national spot or schedule advertising and, to a much lesser extent, network compensation. Spot or schedule advertising consists of short announcements and sponsored programs either on behalf of advertisers in the immediate area served by the station (local) or on behalf of national and regional advertisers (national).

    During 1996, local spot or schedule advertising, which is sold by the Company's personnel at each station, accounted for approximately 40% of the total revenue generated by the Company's television stations. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 55% of the total revenue generated by the Company's television stations in 1996.

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

    The Company's television stations compete for both audience and advertising with stations within their markets, as well as with cable television and other news and entertainment media serving the same markets. Cable television systems, which operate generally on a subscriber-payment basis, compete by carrying television signals from outside the broadcast market and by distributing programming originated exclusively for cable systems. Cable operators historically have not sought to compete with broadcast stations for a share of the local news audience. To the extent they elect to do so, increased competition from cable operators for local news audiences could have an adverse effect on the Company's advertising revenue. The Company also faces competition from high-powered direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. In addition, the Company's television stations compete for audience with other forms of home entertainment, such as home videotape and disc players. Moreover, the television industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changes in labor conditions and in government regulations.

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

    Radio station revenue is derived substantially from local, regional and national advertising and, to a lesser extent, from network compensation. Approximately 76% of the Company's radio broadcasting revenue, realized through its investment in the Partnership, is derived from local advertising generated by a station's local sales staff. National sales are made on a station's behalf by a national independent sales representative. The representative obtains advertising from national advertising agencies and receives a commission based on a percentage of gross advertising revenue generated. The principal costs incurred in the operation of radio stations are salaries, programming, promotion and advertising, sports broadcasting rights fees, rental of premises for studios and transmitting equipment and music license royalty fees.

    Operations.    The Company purchased KJR(AM), located in Seattle,
Washington, in May 1984. KJR(AM) acquired the broadcast rights to SuperSonics games from the Company in the 1987-1988 season, and now serves as the SuperSonics' flagship radio station. In October 1987, the Company acquired KLTX(FM), also located in Seattle and changed the name to KJR(FM).

    On February 4, 1994, the Company entered into an agreement with Century Management, Inc. which resulted in the formation of New Century Seattle Partners, L.P. (the "Partnership") for the purpose of owning and operating the assets of KJR(AM), KJR(FM) and KUBE(FM). This venture was approved by the Federal Communications Commission ("FCC") and closed on July 14, 1994. Under the terms of the Amended and Restated Limited Partnership Agreement dated July 14, 1994, the Partnership purchased certain assets of KUBE(FM) from affiliated companies of Cook Inlet, Inc., an Alaska-based Native American corporation, and KJR Radio, Inc. contributed certain assets of KJR(AM) and KJR(FM) to the Partnership. Century Management, Inc. is the general partner of the Partnership and, as such, controls the operations of the three radio stations. KJR Radio, Inc., a wholly-owned subsidiary of the Company, along with ASDP/New Century, Inc., a Massachusetts corporation, and Union Venture Corporation, a California corporation, are limited partners of the Partnership.

The following table sets forth certain information with respect to the radio stations owned by the Partnership:

                                                                           Radio Station
                                          Radio                No. of        Format and
                                         Station             Commercial        Primary
                   Call        Date      Power     Arbitron  Stations in    Demographic
  Market         Letters      Acquired   (WATTS)    Rank(1)   Market(1)         Target
  ------         -------      --------   -------   -------- ------------    ------------

Seattle/Tacoma,   KJR (AM)    May 1984       5,000      13         11 AM     Sports Talk;
Washington                                                                   Men 25-54
                  KJR (FM)(2) October 1987 100,000                 20 FM     70's Hits
                                                                             Adults 25-54
                  KUBE (FM)   July 1994    100,000                           Top 40 CHR
                                                                             Persons 18-34

__________________________
(1) Source: Arbitron, Fall 1996 Edition.
(2) Formerly KLTX (FM)

    On March 9, 1994, the Company sold radio station WAXY(FM) in Fort Lauderdale, Florida, to Clear Channel Radio, Inc. for approximately $14.0 million in cash, of which $13.0 million was for the assets of the radio station and $1.0 million was for a prepaid outdoor advertising contract. At December 31, 1993, the net book value of WAXY(FM) was approximately $10.7 million.

    Sales and Marketing. The principal source of radio broadcasting revenue for the Company, through its interest in the Partnership, is the sale of air time to local advertisers. Advertising rates charged by each of the Partnership's radio stations are based primarily on the station's ability to attract audiences in the target demographic groups and the number of stations competing in the market area. The size of a radio station's audience is measured by independent rating service surveys.

    During 1996, local spot or schedule advertising, which is sold by the Partnership's personnel at each station, accounted for approximately 76% of the revenue generated by the Partnership's radio stations. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 22% of the Partnership's radio broadcasting revenue in 1996. The remaining revenue consisted of tower rentals and production fees.

    Competition. Radio stations compete with other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, television, cable television, magazines, outdoor advertising, transit advertising and mail marketing. Competition within the radio broadcasting industry occurs primarily in individual market areas, and a station in one market generally does not compete with stations in other market areas.
In addition to management experience, factors material to competitive position include the station's rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of the stations in the market area. A competing station or a station changing its format could enter into direct competition with, and precipitate a decline in the ratings of, any one of the Partnership's stations.

    In addition, because a radio station's success in the ratings may depend to a large extent upon the presence of radio personalities who are able to develop large followings among listeners in a particular radio market, the arrival of a radio personality at a competing station or the loss of such person at one of the Partnership's radio stations could adversely affect that station's ratings.

    Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that may have an adverse competitive impact on the Partnership's radio broadcast properties. See "-- Broadcasting Regulation" below.

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

    The final rules that the FCC may adopt to implement the above-referenced provisions of the new law, as well as rules implementing other provisions of the new law and not referenced above, may have an adverse competitive impact on the Company's business. The Company currently is in compliance with the FCC's rules governing the number of stations which may be owned. These limitations on ownership may affect the Company's ability to acquire additional stations in the future.

    The success of the Company's broadcasting segment depends upon its continuing to hold broadcast licenses from the FCC. Radio and television station licenses are issued for terms of eight years. The Company's television stations have licenses which expire (subject to renewal) as follows: KCBA, KGET and KCTY, December 1, 1998; KVOS, February 1, 1998; KKTV, April 1, 1998; and WIXT, June 1, 1999. Television stations KGET and KKTV each has a license renewal application currently pending at the FCC. No competing applications have been filed, although petitions to deny the license renewal applications of television stations KKTV and KGET have been filed by various parties. The Partnership's radio stations, KJR(AM), KJR(FM) and KUBE (FM), have licenses which expire (subject to renewal) on February l, 1998. While in the vast majority of cases licenses are renewed by the FCC, there can be no assurance that the Company's broadcasting licenses will be renewed, especially if competing applications to obtain the licenses are filed.

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

    The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners or viewers concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application. Licenses must also provide specific informational and educational programming for children and limit the amount of commercials aired during children's programming.

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

    FCC rules are subject to change. These changes may have an adverse competitive impact on the Company. For example, the FCC has adopted rule changes which will result in the expansion of the AM radio band, addition of more AM and FM stations, or increased power for existing AM and FM stations, by reducing the mileage spacing between existing stations and allowing the utilization of certain other engineering techniques (e.g., directional antennas and terrain shielding). Investigations by Congressional committees, the FCC and other governmental agencies into certain practices and conditions in the broadcasting industry (including broadcasting spectrum and/or license fees, copyright law revisions, advertising practices, cable television and trafficking rules) have resulted in various proposals or inquiries now pending or which may be considered in the future by such governmental bodies.

    Congress and the FCC have under consideration, and may in the future consider and adopt, additional new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's broadcast properties. Such matters include, for example, proposals to impose spectrum use or other governmentally imposed fees upon licensees; proposals to amend the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes to broadcast technical requirements; proposals to auction the right to use the radio and television broadcast spectrum to the highest bidders; and proposals for the expansion of operating hours of daytime-only stations. The Company cannot predict whether, or to what extent, any of these matters will be adopted, nor can it judge in advance what impact, if any, any such matters might have on its business. In addition, the Company cannot predict what other changes might be considered in the future, nor can it judge in advance what impact, if any, such other changes might have on its business.

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

    Sales and Marketing. A major source of revenue for the SuperSonics is ticket sales for home games, as 100% of the revenue from these sales are retained by the home team. Average paid attendance per game increased from 13,250 for the 1993-94 regular season to 13,846 for the 1994-95 regular season, and to 15,277 for the 1995-96 regular season. Average paid attendance for the 1996-97 through February 28, 1997 regular season increased to 15,621. The SuperSonics maintained consistent growth in average paid attendance from the 1993-94 season through the 1995-96 season, attributable mainly to the team's improved win/loss record. The substantial increase in the 1995-96 average paid attendance is mainly due to the SuperSonics move to the new Key Arena in November 1995.

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

    Other sources of revenue for the Company derived from its ownership of the SuperSonics include broadcast licensing, team advertising sponsorships and in-arena advertising. All of the SuperSonics' games are broadcast exclusively over KJR(AM), the Partnership-owned radio station in Seattle. Broadcasting rights to the SuperSonics' games are licensed to local cable systems and, outside the Seattle/Tacoma market, additional radio stations not affiliated with the Company. Broadcast revenue related to the SuperSonics, including the current contracts with NBC and Turner Network Television, is included in the Company's broadcasting segment.

Employees

    As of December 31, 1996, the Company employed approximately 370 persons in its out-of-home media segment, 768 persons in its broadcasting segment and 71 persons in its other businesses segment. A sales force of approximately 54 employees based in New York, St. Louis and the Washington, D.C. area and in other regional offices, which is responsible for selling advertising space on the Company's outdoor advertising structures and airport displays, is included in this tabulation.

    Approximately 280 of the Company's employees are represented by various unions under 14 collective bargaining agreements. The Company believes that its employee relations are good. Collective bargaining agreements covering approximately 10% of the Company's employees are terminable during 1997. The Company believes that these collective bargaining agreements will be renegotiated or automatically extended and that any renegotiation will not materially adversely affect its operations.

Financial Information Regarding Business Segments


    Financial information concerning each of the business segments in which the Company is engaged is set forth in Note 13 to the Notes to Consolidated Financial Statements.

Restrictions on Operations

    On September 30, 1996, the Company entered into an Amended and Restated Credit Agreement (the "1996 Credit Agreement") with the senior bank lenders, increasing the aggregate principal amount under the lending facility from $65.0 million to $77.5 million. The 1996 Credit Agreement, the Indenture dated October 7, 1993 (the "Indenture") respecting its 10 3/4% Senior Secured Notes Due 2003 ("Senior Notes"), and its Note Agreements dated December 20, 1988 and Note Agreements dated December 1, 1989, with certain insurance company lenders as amended (collectively the "Subordinated Note Agreements") contain restrictions on the Company's operations. The 1996 Credit Agreement, Indenture and Subordinated Note Agreements include restrictions on aggregate indebtedness, acquisitions of securities or assets of operating businesses, stock issuances, the creation of liens, loans and advances, investments, capital expenditures, guarantees, dividends on or purchases of its capital stock, changes in lines of business, and transactions with affiliates. The 1996 Credit Agreement and Indenture also restrict the Company's ability to prepay other debt. The 1996 Credit Agreement and Subordinated Note Agreements generally prohibit the Company from engaging in a merger or certain sales of assets without the consent of the respective lenders. Additionally, acquisitions of additional business operations would generally require consents or waivers from certain of the Company's lenders with respect to several of the above restrictions.

    The Company has pledged the stock of all its subsidiaries to secure its obligations under the 1996 Credit Agreement and Indenture. In the event of a monetary default under the 1996 Credit Agreement or Senior Notes, the pledgee under the Pledge Agreement, on behalf of the bank lenders and Senior Noteholders, could force a sale of all or a portion of the stock of the subsidiaries to satisfy the Company's obligations.

    Additional information concerning the 1996 Credit Agreement, Senior Notes and Subordinated Note Agreements is set forth in Note 7 to the Notes to Consolidated Financial Statements.

                                 ITEM 2 - PROPERTIES

    The principal executive offices of the Company are located at 1301 Fifth Avenue, Suite 4000, Seattle, Washington 98101. These offices, which consist of approximately 16,800 square feet, are leased by the Company pursuant to a lease that expires in 2006.

    The following table sets forth certain information regarding the Company's operating facilities as of December 31, 1996:

                                                                  Approximate
                                                                     Square    Approximate
                                                                     Footage   Square Footage
Location                               Nature of Facility            Owned        Leased
--------                               ------------------         -----------  -------------
Out-of-Home Media:
  Seattle, Washington (Outdoor)                   Plant               35,889            --
  Boston, Massachusetts (Outdoor)                 Plant               31,882         4,900
  Miami, Florida (Outdoor)                        Plant              242,980            --
  Airport Advertising                            Offices                  --        12,544

Broadcasting:
  Syracuse, New York (WIXT)                 Station Operations        25,000          --
  Colorado Springs, Colorado (KKTV)         Station Operations        31,100           753
  Bakersfield, California (KGET)            Station Operations            --        13,440
  Bellingham, Washington (KVOS)             Station Operations        13,130        11,856
  Salinas, California (KCBA)                Station Operations        30,000         3,000
  Santa Rosa, California (KFTY)             Station Operations        13,000
  Portland, Oregon                           Antenna Facility          3,500           --

Other Businesses:
  Seattle, Washington (Sports Operations)  Offices & Practice         30,000         19,325
  Seattle, Washington (Corporate)            Facility Offices             --         30,014

    The Company believes that its facilities are adequate for its present business and that additional space is generally available for expansion without significant delay. In 1996, the Company paid aggregate annual rentals on office space of approximately $1.6 million.

    Effective October 1, 1995, the Company entered into a fifteen-year lease with the City of Seattle for the new Key Arena, a 17,100-seat events facility. Construction for the arena was completed in September 1995. It was first occupied and used by the SuperSonics in November 1995, the beginning of the 1995-1996 season. In 1996, the SeaDogs also began using Key Arena.

    At December 31, 1996, the Company owned 292 vehicles and leased 65 vehicles of various types for use in its operations. The Company owns a variety of broadcast-related equipment, including broadcast towers, transmitters, generators, microwave systems and audio and video equipment used in its broadcasting business. The Company leases two airplanes under private carrier agreements: one is used for executive travel between the various Company facilities, and the other is used by the SuperSonics.

    The Company believes that all of its buildings and equipment are adequately insured in accordance with industry practice.

                           ITEM 3 - LEGAL PROCEEDINGS

    The Company reported in its Current Report on Form 8-K, filed with the Securities and Exchange Commission on or around February 29, 1996, a $13 million award against certain of the Company's subsidiaries and officers in connection with a wrongful termination claim by former Company employees. The Company is appealing the verdict. See Note 12 to the Company's Consolidated Financial Statements.

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

                          ITEM 4 - SUBMISSION OF MATTERS TO
                              A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                         EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company currently are as follows:

    Barry A. Ackerley        62   Chairman of the Board, President and Chief
                                  Executive Officer
    William N. Ackerley      36   President and Chief Operating Officer
    Denis M. Curley          49   Executive Vice President and Chief Financial
                                  Officer, Treasurer and Secretary
    Keith W. Ritzmann        44   Vice President and Controller

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

    Barry A. Ackerley and William N. Ackerley are father and son. Gail A. Ackerley, Co-Chairman of the Board of Directors and a nominee for re-election as a director at the 1997 annual shareholder's meeting, is Barry Ackerley's wife and William Ackerley's mother. There are no other family relationships among any of the directors or executive officers. All officers serve at the pleasure of the Board of Directors.

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

    As of March 14, 1997, the Company had 31,166,812 shares of outstanding common stock, 19,813,002 shares of which are voting common stock ("Common Stock") and 11,353,810 of which are Class B voting common stock ("Class B Common Stock"). As of the same date, there were 583 and 29 shareholders of record of Common Stock and Class B Common Stock, respectively. First Union National Bank of North Carolina is the stock transfer agent for all common stock.

    The Board of Directors declared a dividend of $.03 a share in 1995 and $.04 in 1996. Recently, the Company declared its third annual cash dividend of $.02 per share (reflecting the

October 1996 stock split) payable on April 15, 1997 to shareholders of record on March 25, 1997. The Company's Board of Directors presently intends to pay a similar dividend next year. Such payment and any other future payment of dividends will depend upon, among other things, the Company's earnings and financial condition, capital requirements and general economic conditions.
In this respect, payment of dividends is restricted by the terms of the 1996 Credit Agreement and Subordinated Note Agreements and the Indenture. Additionally, the Delaware general corporation law would restrict the payment of dividends under certain circumstances.

    The Company's Common Stock is listed and traded on AMEX under the symbol
AK. The table below sets forth the high and low sales prices according to AMEX, for each full quarterly period within the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

1996                      High         Low              1995            High       Low
----                      ----         ---              ----            ----       ---
First Quarter             $10 1/4      $ 9 7/16         First Quarter    $5 1/4    $3 1/4

Second Quarter            $13 15/16    $11 15/16        Second Quarter    $6 1/4    $4 3/8

Third Quarter             $16 15/16    $13 5/8          Third Quarter     $7 13/16  $6 1/8

Fourth Quarter            $12 7/8      $11 1/8          Fourth Quarter    $7 15/16  $6 5/8

    As of March 14, 1997, the high and low sales price of the Common Stock were $13 3/8 and $13 1/4 and respectively.

    No market has existed for the Class B Common Stock since its initial issuance in June 1987. Moreover, there are significant restrictions, set forth in the Company's Third Restated Certificate of Incorporation, on the ability of a stockholder to transfer shares of Class B Common Stock. As a consequence, there does not exist an established trading market for the Class B Common Stock.

                           ITEM 6 - SELECTED FINANCIAL DATA

    The following selected consolidated financial data with respect to the Company for the years ended December 31, 1992 through 1996 have been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements" and Notes thereto included elsewhere in this report.

                                                                      Year End December 31,
                                             ----------------------------------------------------------
                                              1996       1995        1994        1993         1992
                                              ----       ----        ----        ----         ----
                                                    (In thousands except per share data)
Consolidated Statement of
   Operations Data:
Revenue                                      $279,662   $235,820     $211,728   $192,958     $187,295
 Less agency commissions and discounts        (32,364)   (28,423)     (25,626)   (22,341)     (22,769)
                                             --------   ---------    --------   ---------    --------
Net revenue                                   247,298    207,397      186,102    170,617     164,526
Expenses and other income
    Operating expenses                        186,846    156,399      143,469    132,774     125,441
    Disposition of assets                           --        --        (2,506)       759      (2,147)
    Depreciation and Amortization              16,996      13,243       10,883     12,018       13,915
    Interest expense                           24,461      25,010       25,909     22,431       23,809
    Litigation expense                             --      14,200           --         --          --
    Other (Income) expense                        108         (56)       (657)       (458)         13
                                             --------   ---------    --------   ---------    --------
      Total expenses and other income         228,411     208,796     177,098     167,524     161,031
                                             --------   ---------    --------   ---------    --------
Income (loss) before income taxes
   and extraordinary item                      18,887      (1,399)       9,004       3,093      3,495
Income taxes                                    2,758       1,515           73         133      1,188
                                             --------   ---------    --------   ---------    --------
Income (loss) before extraordinary item        16,129      (2,914)       8,931       2,960      2,307
Extraordinary item - loss on
 extinguishment of debt in 1996,
 1994 and 1993; utilization of tax
 loss carry forward in 1992                      (355)         --       (2,009)       (625)     1,188
                                             --------   ---------    --------   ---------    --------
Net income (loss) applicable to
   common shares                             $ 15,774   $ (2,914)    $  6,832    $  2,335    $  3,495
                                             --------   ---------    --------   ---------    --------
                                             --------   ---------    --------   ---------    --------
Per common share:
   Income (loss) before
      extraordinary item                     $   .51   $   (.09)    $   .28     $    .09    $    .07
   Extraordinary item                           (.01)        --        (.06)        (.02)        .04
                                             --------   ---------    --------   ---------    --------
   Net income (loss)                         $   .50    $  (.09)     $   .22    $    .07    $    .11
                                             --------   ---------    --------   ---------    --------
                                             --------   ---------    --------   ---------    --------
   Dividends                                 $    .02  $   .015      $    --    $     --    $     --
                                             --------   ---------    --------   ---------    --------
                                             --------   ---------    --------   ---------    --------
   Common shares used in per
      share computation                        31,760      31,545      31,483      31,204      30,900

Consolidated Balance Sheet
   Data (at end of period):
Working capital                             $    1,154   $  15,110   $  16,783     $  7,970   $ (17,375)
Total assets                                   224,912     189,882     170,783      160,491     165,824
Total long-term debt                           229,350     215,328     225,613      213,165     195,448
Total debt                                     235,141     220,147     228,646      224,080     233,617
Stockholder's deficiency                       (83,839)    (99,093)    (95,958)    (102,852)   (105,228)

                   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company reported net income of $15.8 million in 1996, a net loss of $2.9 million in 1995, and net income of $6.8 million in 1994. Historically, the Company has sought to expand its businesses through acquisitions. This acquisition strategy has led the Company to incur substantial depreciation and amortization expense and interest expense on long-term debt. Financial results for the past three years reflect the decreased acquisition activity of the early 1990s combined with the increased profitability of the Company's existing operations.

    On February 17, 1995, the Company completed a refinancing of its senior indebtedness (the "1995 Refinancing") to obtain more favorable interest rates and repayment terms respecting its senior bank indebtedness. In connection with the 1995 Refinancing, the Company entered into a credit agreement with a new group of bank lenders (the "1995 Credit Agreement") providing for up to $65 million in borrowings including up to $7.5 million dollars in standby letters of credit. The net proceeds from the initial borrowing under the 1995 Credit Agreements were used to repay all outstanding indebtedness of approximately $51.3 million under the 1993 Credit Agreement.

    On April 2, 1996, the Company purchased for approximately $7.8 million television station KFTY, licensed to the market of Santa Rosa, California. On April 24, 1996, the Company entered into a local marketing agreement ("LMA") with Harron Television of Monterey, the owner of television station KION (formerly KCCN) licensed to the market of Monterey, California. The Company provides programming and sales services to KION and makes a monthly payment to Harron in exchange for the right of the Company to receive all revenues from network compensation and advertising sold on the station. In conjunction with the transaction, the Company paid Harron Television approximately $5.6 million dollars for an option to purchase the station. All of the above transactions were financed through its credit facilities.

    On September 30, 1996, the Company entered into an Amended and Restated Credit Agreement with the senior bank lenders (the "1996 Credit Agreement"), increasing the aggregate principal amount under the lending facility from $65.0 million to $77.5 million.

    On October 1, 1996, the Company amended its Certificate of Incorporation to change its name from Ackerley Communications, Inc. to The Ackerley Group, Inc. and implemented a new marketing plan for its businesses.

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

    In November 1996, the Company purchased for approximately $13.0 million 60 billboard faces and three land parcels in the Boston area.

    Certain subsidiaries of the Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. On February 29, 1996, a jury issued a verdict awarding the plaintiffs compensatory and punitive damages of approximately $13.0 million. The Company has recorded an accrual of $14.2 million related to the verdict including an estimate for additional legal costs. The Company is appealing the verdict.

    In addition, during the past three years, the Company maintained growth in net revenue, completed the development of a new sports arena, purchased television station KFTY in Santa Rosa, California, and continued the cost containment program initiated in 1991. One by-product of the cost containment effort that has remained an important part of the Company's operating strategy is increased scrutiny of expenses. Rather than concentrating solely on maximizing revenues, the Company focuses on maximizing the Operating Cash Flow of each of its business segments. Proposed expenses are evaluated in light of the enhancements to revenue anticipated to flow from such expenditures.

    As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income (loss), management believes that Operating Cash Flow (defined as net revenue less operating expenses plus other income before amortization, depreciation, interest expense, litigation expense and disposition of assets) is an appropriate measure of the Company's financial performance. This measure excludes expenses consisting of depreciation, amortization, interest, litigation expense, and disposition of assets because these expenses are not considered by the Company to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow, however, is not to be considered as an alternative to net income
(loss) as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

    The regional markets the Company serves, from time to time, experience varying degrees of recessionary influences. Management cannot presently determine the potential negative impact of such recessionary influences on the Company's operations and its financial condition.

Results of Operations

    The following tables set forth certain historical financial and operating data of the Company for the three-year period ended December 31, 1996, including separate net revenue, operating expense and other income and Operating Cash Flow information by segment:


                                                   Year Ended December 31,
                                 -----------------------------------------------------------
                                       1996                 1995                 1994
                                 -----------------    -----------------   -----------------

                                            As %                  As %                As %
                                           of Net                of Net              of Net
                                 Amount   Revenue    Amount     Revenue   Amount     Revenue
                                 ------   -------    ------    --------   ------     -------
                                                        (In thousands)

Net revenue                     $247,298   100.0%   $207,397    100.0%   $186,102    100.0%
Operating expenses and other
  (income) expense:
  Operating expenses             186,846    75.6     156,399     75.4     143,469     77.1
  Other (income) expense, net        108    (0.0)        (56)    (0.0)       (657)    (0.4)
                                 -------              -----               -------
    Total operating expenses and
       other income              186,954    75.6     156,343      75.4    142,812     76.7
                                 -------              -----               -------

Operating Cash Flow               60,344    24.4       51,054     24.6     43,290     23.3
Other expenses:
  Depreciation and amortization   16,996      6.9      13,243       6.4    10,883     5.8
  Interest expense                24,461      9.9      25,010      12.1    25,909    13.9
                                 -------              -----               -------
     Total other expenses         41,457     16.8      38,253      18.5    36,792    13.9
Income before disposition of
assets, income taxes, and
litigation expense, and
 extraordinary item               18,887      7.6      12,801       6.1      6,498    3.5
  Litigation expense                 --        --      14,200       6.8         --     --
  Disposition of assets              --        --         --         --     (2,506)   1.3
  Income tax expense               2,758       1.1      1,515       0.7        73      --
                                 -------              -----                -------
Income (loss) before
  extraordinary item              16,129       6.5     (2,914)     (1.4)     8,931    4.8
Extraordinary item                  (355)     (0.1)        --        --     (2,099)  (1.1)
                                 -------              -----                -------
Net income (loss)             $   15,774       6.4    $(2,914)     (1.4)   $ 6,832    3.7
                                 -------              -----                -------
                                 -------              -----                -------

                                                                                 Year Ended December 31,
                                                                        -------------------------------------------------
                                                                          1996               1995                 1994
                                                                        --------            --------           ----------
                                                                                    (Dollars in thousands)
Net revenue:
  Out-of-home media                                                    $ 99,833            $ 93,177            $ 85,436
  Broadcasting                                                          118,171              94,108              83,463
  Other                                                                  29,294              20,112              17,203
                                                                        --------            --------            --------
    Total net revenue                                                   $247,298            $207,397            $186,102
                                                                        --------            --------            --------
                                                                        --------            --------            --------
Operating expense and other income:
  Out-of-home media                                                     $ 63,924            $ 61,199            $ 58,409
  Broadcasting                                                            69,291              54,601              49,901
  Other                                                                   53,739              40,543              34,502
                                                                        --------            --------            --------
    Total operating expenses and other income                           $186,954            $156,343            $142,812
                                                                        --------            --------            --------
                                                                        --------            --------            --------
Operating Cash Flow:
  Out-of-home media                                                     $ 35,909            $ 31,978            $ 27,027
  Broadcasting                                                            48,880               39,507             33,562
  Other                                                                  (24,445)            (20,431)            (17,299)
                                                                        --------            --------            --------
                                                                        --------            --------            --------
    Total Operating Cash Flow                                           $ 60,344            $ 51,054            $ 43,290
                                                                        --------            --------            --------
                                                                        --------            --------            --------
Change in net revenue from prior periods:
  Out-of-home media                                                          7.1%                9.1%               14.1%
  Broadcasting                                                              25.6                12.8                 7.9
  Other                                                                      45.7                16.9                (6.6)
    Change in total net revenue                                             19.2                11.4                 9.1
Operating data as a percentage
 of net revenue:
   Operating expenses and other income:

    Out-of-home media                                                       64.0%               65.7%                68.4%
    Broadcasting                                                            58.6                58.0                 59.8
    Other                                                                  183.4                201.6               200.6
      Total operating expenses and other income                             75.6                 75.4                76.7
   Operating Cash Flow:
    Out-of-home media                                                       36.0%                 34.3%              31.6%
    Broadcasting                                                            41.4                  42.0               40.2
    Other                                                                  (83.4)               (101.6)             (100.6)
      Total Operating Cash Flow                                             24.4                  24.6                23.3

1996 Compared with 1995

    Net Revenue. Net revenue for 1996 increased by $39.9 million, or 19.2%, to $247.3 million from $207.4 million in 1995. Net revenue in the Company's out-of-home media segment increased by $6.7 million, or 7.1%, in 1996 from 1995. This increase was due to increased sales volume reflecting a strengthening market for national advertising. The net revenue of the Company's broadcasting segment increased $24.1 million or 25.6% resulting from local broadcast revenue related to sports operations, the addition of KFTY, and increased rates and sale volumes. The Company's other businesses segment's net revenue increased $9.1 million or 45.7% mainly due to the SuperSonics participating in 21 games of the 1996 NBA playoffs compared to 4 games in 1995.

    Operating Expenses and Other Income. Operating expenses and other income increased $30.6 million, or 19.6%, to $186.9 million from $156.3 million in 1995. In 1996, the Company's out-of-home media operating expenses and other income increased $2.7 million or 4.5%, from the previous year's level due to expenses related to increased business activity. Operating expenses and other income in the Company's broadcasting segment increased $14.7 million or 26.9% to $64.3 million due to broadcast expenses related to sports operations, the addition of KFTY, the addition of the KION LMA and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's other segment increased $13.2 million to $53.7 million or 32.5% mainly from increased basketball operating expenses related to the SuperSonics participating in 17 more NBA playoff games in 1996 than in 1995.

    Operating Cash Flow. Because the increase in revenues exceeded the increase in operating expenses and other income for the same period, Operating Cash Flow increased by $9.3 million or 18.2% in 1996 from 1995. The increase in Operating Cash Flow in the out-of-home media and broadcasting segments more than offset the decrease in the other businesses segment's Operating Cash Flow. Operating Cash Flow as a percentage of net revenue slightly decreased to 24.4% in 1996 from 24.6% in 1995.

    Depreciation and Amortization. Depreciation and amortization expenses increased by $3.8 million, or 28.3%, to $17.0 million in 1996 as compared to $13.2 million in 1995. The increase is mainly the result of depreciation expense related to the Key Arena leasehold improvements in October 1995 and the addition of KFTY in April 1996.

    Interest Expense. Interest expense for 1996 decreased by $0.5 million, or 2.2%, to $24.5 million from $25.0 million in 1995. This decrease was due mainly to a combination of lower average debt balances in 1996 and to favorable interest rate contracts in 1996.

    Litigation Expense. In 1995, the Company recorded an accrual for a litigation expense of $14.2 million. There was no such accrual in 1996.

    Income Tax Expense. In 1996, the Company incurred $2,758,000 of income tax expense the majority of which was for state income taxes ($1,088,000) related to a pending settlement of certain prior year tax returns and for the federal alternative minimum tax ($1,561,000). Management anticipates that the Company will continue to incur income tax expense under the alternative minimum tax until operating loss carryforwards are substantially reduced. The Company will also incur income tax expense in certain states in which it operates.

    Extraordinary Item. As a result of the 1996 Amended and Restated Credit Agreement, the Company wrote off in 1996 deferred costs of $0.4 million related to the 1995 Credit Agreement. There were no extraordinary items for 1995.

    Net Income (Loss). Net income for 1996 was $15.8 million, an increase of $18.7 million from the net loss of $2.9 million in 1995. The increase was mainly due to the effect of recording an accrual for a litigation expense in 1995. Net income as a percentage of net revenue increased to 6.4% in 1996 from (1.4%) in 1995.

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

    Operating Cash Flow. Because the increase in revenues exceeded the increase in operating expenses and other income for the same period, Operating Cash Flow increased by $7.8 million or 17.9% in 1995 from 1994. The increase in Operating Cash Flow in the out-of-home media and broadcasting segments more than offset the decrease in the other businesses segment's Operating Cash Flow. As a result, Operating Cash Flow as a percentage of net revenue slightly increased to 24.6% in 1995 from 23.3% in 1994.

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

    Under the 1996 Credit Agreement, the Company presently has approximately $18.0 million available for borrowing under the revolving credit facility. The 1996 Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

    Borrowings under the 1996 Credit Agreement bear annual interest at either the prime rate plus 0.75% or LIBOR plus 2.00% for up to $77.5 million. The Credit Agreement also provides for up to $7.5 million in a letter of credit facility, which constitutes part of the $77.5 million maximum borrowings and incurs 2% annual fees. These borrowings and the Senior Notes are subject to the Company's compliance with certain financial covenants and are secured by a pledge of stock of the Company's subsidiaries.

    The Company's working capital decreased to $11.2 million at December 31, 1996 from $15.1 million at December 31, 1995. Cash from operating activities was used to finance capital expenditures in the amount of $14.4 million in 1996.

    The Company's working capital decreased to $15.1 million at December 31, 1995 from $16.8 million at December 31, 1994. Cash from operating activities was used to finance capital expenditures in the amount of $15.1 million in 1995.

    For the periods presented, the Company has financed its working capital needs from cash provided by operating activities. Historically, the Company's long-term liquidity needs for acquisitions have been financed through additions to its long-term debt, principally through bank borrowings or private placements of subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for 1996 decreased to $23.2 million from $36.7 million in 1995 mainly due to advance payments made in 1996 related to SuperSonic players' contracts.

    At December 31, 1996, the Company's capital resources consisted of $2.9 million in cash and cash equivalents and $21.0 million available under the 1996 Credit Agreement.

    The Company expended $8.8 million, $23.1 million and $14.4 million for capital additions in 1994, 1995 and 1996, respectively. The Company anticipates that 1997 capital expenditures consisting primarily of construction and maintenance of billboard structures, broadcasting equipment, and other capital additions will be between $13.0 million and $16.0 million.

    On April 2, 1996, the Company purchased for approximately $7.8 million television station KFTY, licensed to the market of Santa Rosa, California. On April 24, 1996, the Company entered into a local marketing agreement with Harron Television of Monterey, the owner of television station KION licensed to the market of Monterey, California. The Company provides programming and sales services to KION and makes a monthly payment to Harron in exchange for the right of the Company to receive all revenues from network compensation and advertising sold on the station. In conjunction with the transaction, the Company paid Harron Television approximately $5.6 million dollars for an option to purchase the station and has guaranteed a Harron debt totaling $4.8 million. No impact on liquidity is expected from this guarantee. All of the above transactions were financed through its credit facilities.

    In November 1996, the Company purchased for approximately $13.0 million 60 billboard faces and three land parcels in the Boston area.

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

    On February 4, 1994, the Company entered into an agreement with Century Management, Inc. which resulted in the formation of New Century Seattle Partners, L.P. (the "Partnership") for the purpose of owning and operating
the assets of KJR(AM), KJR(FM) and KUBE(FM).   On July 14, 1994, the
Partnership purchased certain assets of KUBE(FM) from affiliated companies of Cook Inlet, Inc., an Alaska-based native American corporation. In order to effect the purchase, the Partnership incurred approximately $18.1 million of debt.

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

Taxes

    At December 31, 1996 the Company had a net operating loss carryforward for federal income tax purposes of approximately $59.5 million and an investment tax credit carryforward of approximately $1.3 million. These carryforwards expire during the years 1997 to 2007.

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


                ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                        None.

                                       PART III

             ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information concerning directors and certain executive officers of the Company, see the section entitled "Election of Directors" in the Company's definitive Proxy Statement dated March 28, 1997 ("Proxy Statement") which is incorporated herein by reference and "Executive Officers of the Registrant" under Part I of this report.

                           ITEM 11 - EXECUTIVE COMPENSATION

    For information concerning executive compensation see the section entitled "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.

                       ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT

    As of March 14, 1997, Barry A. Ackerley and Gabelli Funds, Inc. were the only persons to the Company's knowledge owning beneficially more than 5% of the outstanding shares of Common Stock and Class B Common Stock. For information concerning Mr. Ackerley's security ownership and the ownership of management see the section entitled "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.

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

                                     PART IV

                  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                               AND REPORTS ON FORM 8-K

(a)(1) and (2)  Financial Statements and Schedules.
    The following documents are being filed as part of this Report:

                            INDEX TO FINANCIAL STATEMENTS
                                                                         Page
                                                                         Number

Report of Ernst & Young, LLP, independent auditors.......................   F-1

Consolidated balance sheets as of December 31, 1996
  and 1995...............................................................   F-2

Consolidated statements of operations for the
  years ended December 31, 1996, 1995 and 1994...........................   F-3

Consolidated statements of stockholders' deficiency
  for the years ended December 31, 1996, 1995 and 1994...................   F-4

Consolidated statements of cash flows for the years
  ended December 31, 1996, 1995 and 1994.................................   F-5

Notes to consolidated financial statements...............................   F-6

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3) Exhibits:


Exhibit
  No.                              Exhibit
---------                        ----------
 3.1     Third Restated Certificate of Incorporation(1)
 3.2     Certificate of Amendment dated May 11, 1994 to Third Restated Certificate of Incorporation(1)
 3.3     Certificate of Amendment dated October 1,1996 to Third Restated Certificate of Incorporation(2)
 3.4     Certificate of Amendment dated September 26,1996 to Third Restated
         Certificate of Incorporation(2)
 3.5     Amended and Restated Bylaws(4)
 4.1     Indenture dated October 1, 1993 between the Company and First Bank National
         Association, relating to the 10 3/4% Series A Senior Secured Notes and the
         10 3/4% Senior Secured Notes Due 2003(5)
 4.2     Form of Specimen 10 3/4% Senior Secured Note Due 2003(5)
10.1     Amended and Restated Credit Agreement dated as of September 30, 1996, by and among First Union National Bank of North Carolina, Natwest Bank, N.A.,
         Key Bank, Union Bank and Long-Term Credit Bank of Japan, Ltd.(2)
10.2     Pledge Agreement dated as of October 1, 1993 between the Company and First
         Trust of California, National Association(5)
10.3     Composite Conformed Copies of Note Agreement between the Company and certain insurance companies, dated as of December 1, 1988(4)
10.4     Composite Conformed Copies of Note Agreement between the Company and certain insurance companies, dated as of December 1, 1989(6)
10.5     Amendment No. 1 dated October 18, 1991 to Note Agreements dated December 1,
         1988 and December 1, 1989(7)
10.6     Agreements of Waiver and Amendment dated as of September 30, 1990, relating to the Note Agreements(8)
10.7     Implementation and Waiver Agreement dated October 18, 1991(7)
10.8     Interest Rate Conversion Agreement dated June 20, 1989 and between the
         Company and The Bank of California, N.A.(6)
10.9     ISDA Master Agreement dated June 23, 1994 between the Company and National
         Westminster Bank USA(1)
10.10    The Company's Employee Stock Option Plan, as amended and restated on
         March 4, 1996(9)
10.11    Nonemployee-Director's Equity Compensation Plan(10)
10.12    Amended and Restated Limited Partnership Agreement of New Century
         Seattle Partners, L.P. dated July 14, 1994(3)

                                      36



10.13    Premises Use and Occupancy Agreement between The City of Seattle and
         SSI Sports, Inc. dated March 2, 1994(1)
21       Subsidiaries of the Company (9)
23       Consent of Ernst & Young LLP
24       Power of Attorney for each of Gail A. Ackerley, Richard D. Cooley, M. Ian
         G. Gilchrist and Michel C. Thielen dated March 12, 1997
27       Financial Data Schedule
__________
(1)      Incorporated by reference to Exhibits 3.1, 3.2, 10.1, 10.8 and 10.22, respectively, to the Company's 1994 Annual Report on Form 10-K
(2)      incorporated by reference to Exhibits 3.1, 3.2, and 10, respectively, the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1996
(3)      Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994
(4)      Incorporated by reference to Exhibits 3.3 and 10.12, respectively, to the
         Company's 1988 Annual Report on Form 10-K
(5)      Incorporated by reference to Exhibits 4.1, 4.2 and 10.21 of the Company's
         Registration Agreement on Form S-1, File No. 33-70936
(6)      Incorporated by reference to Exhibits 10.13 and 10.16, respectively, to the
         Company's 1989 Annual Report on Form 10-K
(7)      Incorporated by reference to Exhibits 10.9, 10.10 and 10.16, respectively, to the Company's 1991 Annual Report on Form 10-K
(8)      Incorporated by reference to Exhibit 10.20 to the Company's 1990 Annual
         Report on Form 10-K
(9)      Incorporated by reference to Exhibits 10.10 and 27.1, respectively, to the
         Company's 1995 Annual Report on Form 10-K
(10)     Incorporated by reference to Exhibit 99.1 to the Company's Registration
         Statement on Form S-8, filed on May 14, 1996.

(b)      Reports on Form 8-K.
         No reports on Form 8-K were filed during the fourth quarter ending December 31, 1996.

(c) Exhibits required by Item 601 of Regulation S-K are being filed herewith. See Item 14(a)(3) above.

(d) Financial statements required by Regulation S-X are being filed herewith. See Item 14(a)(1) and (2) above.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                       THE ACKERLEY GROUP, INC.


                                       By: /s/ BARRY A. ACKERLEY
                                       -----------------------------
                                       Barry A. Ackerley, Chairman of the Board
                                       and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated, on the 27th day of March, 1997.

A Majority of the Board of Directors:            Principal Executive Officer:

/s/ BARRY A. ACKERLEY                       /s/ BARRY A. ACKERLEY
----------------------------                --------------------------------
Barry A. Ackerley, Chairman                 Barry A. Ackerley, Chairman
of the Board                                of the Board and Chief Executive
Officer


/s/ GAIL A. ACKERLEY*                       Principal Financial Officer:
----------------------------
Gail A. Ackerley, Director

                                            /s/ DENIS M. CURLEY
                                            --------------------------------
/s/ RICHARD P. COOLEY*                      Denis M. Curley, Executive Vice
----------------------------                 President and Chief Financial
Richard P. Cooley, Director                  Officer, Treasurer and Secretary

/s/ M. IAN G. GILCHRIST*                    Principal Accounting Officer:
----------------------------
M. Ian G. Gilchrist, Director

                                            /s/ KEITH W. RITZMANN
                                            --------------------------------
/s/ MICHEL C. THIELEN*                      Keith W. Ritzmann
----------------------------                Vice President and Controller
Michel C. Thielen, Director

*By:/s/ DENIS M. CURLEY
----------------------------
Attorney-in-Fact

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
The Ackerley Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ackerley Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ackerley Group, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                 /s/ Ernst & Young LLP
                              ----------------------------------------

Seattle, Washington
February 28, 1997

                               THE ACKERLEY GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    -----------
                                       ASSETS

                                                                                               December 31,
                                                                                        1996                  1995
                                                                                       ------                ------
                                                                                              (In thousands)
Current assets:
    Cash and cash equivalents                                                        $    2,910            $    6,421
    Accounts receivable, net                                                             43,754                43,590
    Current portion of broadcast rights                                                   5,656                 5,779
    Prepaid and other current assets                                                     16,845                 9,423
                                                                                     -----------           -----------
         Total current assets                                                            69,165                65,213

Property and equipment, net                                                              88,136                81,368
Intangibles                                                                              41,856                31,412
Other assets                                                                             25,755                11,889
                                                                                     -----------           -----------
         Total assets                                                                $  224,912            $  189,882
                                                                                     -----------           -----------
                                                                                     -----------           -----------

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                                                                 $    5,019            $    4,284
    Accrued interest                                                                      3,959                 3,628
    Other accrued liabilities                                                            16,160                12,958
    Deferred revenue                                                                     20,050                18,269
    Current portion of broadcasting obligations                                           7,032                 6,145
    Current portion of long-term debt                                                     5,791                 4,819
                                                                                     -----------           -----------
         Total current liabilities                                                       58,011                50,103

Long-term debt                                                                          229,350               215,328
Litigation accrual                                                                       13,248                14,200
Other long-term liabilities                                                               8,142                 9,344
                                                                                     -----------           -----------
         Total liabilities                                                              308,751               288,975

Stockholders' deficiency:
    Common stock, par value $.01 per share-authorized 50,000,000 shares;
    issued 21,186,724 and 20,777,012  shares at December 31, 1996 and 1995 respectively; and outstanding 19,811,778  and 19,402,066 shares
    at December 31, 1996 and 1995 respectively                                              212                   208

    Class B common stock, par value $.01 per share-authorized 11,406,510 shares;issued and outstanding 11,353,810 and 11,731,522 shares at
    December 31, 1996 and 1995 respectively                                                 114                   117

    Capital in excess of par value                                                        3,195                 3,093
    Deficit                                                                             (77,271)              (92,422)
    Less common stock in treasury, at cost                                              (10,089)              (10,089)
                                                                                     -----------           -----------
         Total stockholders' deficiency                                                 (83,839)              (99,093)
                                                                                     -----------           -----------
         Total liabilities and stockholders' deficiency                              $  224,912            $  189,882
                                                                                     -----------           -----------
                                                                                     -----------           -----------

                             See accompanying notes

                               THE ACKERLEY GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Year Ended December 31,
                                              -----------------------------------------
                                              1996           1995             1994
                                              ----           ----             ----
                                                         (In thousands, except
                                                           per share amounts)
Revenue                                       $ 279,662      $ 235,830        $ 211,728
Less Agency commissions and discounts             2,364         28,423           25,626
                                             -----------    -----------      -----------
Net Revenue                                     247,298        207,397          186,102

Expenses and other income:
  Operating expenses                            186,846        156,399          143,469
  Amortization                                    6,404          5,734            3,794
  Depreciation                                   10,592          7,509            7,089
  Interest expense                               24,461         25,010           25,909
  Other (income) expense                            108            (56)            (657)
  Litigation expense                                ---         14,200              ---
  Disposition of assets                             ---            ---           (2,506)
                                             -----------    -----------      -----------
Total expenses and other income                 228,411        208,796          177,098

Income (loss) before income taxes
  and extraordinary items                        18,877         (1,399)           9,004
Income taxes                                      2,758          1,515               73
                                             -----------    -----------      -----------
Income (loss) before extraordinary items         16,129         (2,914)           8,931
Extraordinary items: loss on debt
  extinguishment in 1996 and 1994                  (355)           ---           (2,099)
                                             -----------    -----------      -----------
Net income (loss)                             $  15,774      $  (2,914)       $   6,832
                                             -----------    -----------      -----------
                                             -----------    -----------      -----------
Income (loss) per common share,
  before extraordinary items                  $     .51      $    (.09)       $     .28
Extraordinary items                                (.01)           ---             (.06)
                                             -----------    -----------      -----------
Net income (loss) per common share            $     .50      $    (.09)       $     .22
                                             -----------    -----------      -----------
                                             -----------    -----------      -----------
Weighted average number of shares                31,760         31,545           31,483


                             See accompanying notes

                               THE ACKERLEY GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                         Common
                                              Class B     Capital in                     stock in
                                    Common     common    excess of par                   treasury
                                     stock      stock       value          Deficit       (at cost)
                                   -------------------------------------------------------------------
Balance, January 1, 1994           $   204   $   118     $ 2,789          $  (95,876)    $ (10,089)
Exercise of stock options and
stock conversions                        1       ---          62                 ---           ---

Net income                             ---       ---         ---              (6,832)          ---
                                   --------   -------   ---------        -------------  -----------
Balance, December 31, 1994             205       118       2,851             (89,044)      (10,089)

Exercise of stock options and
stock conversions                        3        (1)        242                 ---           ---

Cash dividend, $0.015 per share        ---       ---         ---                (464)          ---

Net income                             ---       ---         ---              (2,914)          ---
                                   --------   -------   ---------        -------------  -----------
Balance, December 31, 1995             208       117       3,093             (92,422)      (10,089)

Exercise of stock options and
stock conversions                        4        (3)        102                 ---           ---

Cash dividend, $0.02 per share         ---       ---         ---                (623)          ---

Net income                             ---       ---         ---              15,744           ---
                                   --------   -------   ---------        -------------  -----------
Balance, December 31, 1996         $   212   $   114     $ 3,195          $  (77,271)    $ (10,089)
                                   --------   -------   ---------        -------------  -----------
                                   --------   -------   ---------        -------------  -----------


                                      See accompanying notes

                                                                  Year ended December 31,
                                                          -------------------------------------------
                                                             1996          1995            1994
                                                            ------        -----           ------
                                                                      (In thousands)
Cash flows from operating activities:
  Cash received from customers                             $ 238,209      $ 215,321      $ 178,524
  Cash paid to suppliers and employees                      (193,518)      (154,564)      (144,073)
  Interest paid, net of amount capitalized                   (21,524)       (24,032)       (22,784)
                                                          ------------   ------------   ------------
  Net cash provided by operating activities                   23,167         36,725         11,667

Cash flows from investing activities:
  Proceeds from the sale of properties                         1,474            478         13,306
  Payments from acquisitions                                 (20,445)           ---        (17,397)
  Capital expenditures                                       (13,124)       (15,098)        (8,794)
  Other, net                                                  (7,524)          (457)        (6,162)
                                                          ------------   ------------   ------------
    Net cash used in investing activities                    (39,619)       (15,077)       (19,047)

Cash flows from financing activities:
  Borrowings from Credit Agreements                           38,000         64,379         30,126
  Payments under Credit Agreements                           (21,907)       (79,695)       (27,180)
  Dividends paid                                                (623)          (464)           ---
  Other, net                                                  (2,529)        (1,735)           (10)
                                                          ------------   ------------   ------------
    Net cash provided (used in) financing activities          12,941        (17,515)         2,936
                                                          ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents          (3,511)         4,133         (4,444)
Cash and cash equivalents at beginning of period               6,421          2,288          6,732
                                                          ------------   ------------   ------------
    Cash and cash equivalents at end of period             $   2,910      $   6,421      $   2,288
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
Reconciliation of net income to net cash provided by
 operating  activities:
  Net income (loss) applicable to common shares            $  15,774      $  (2,914)     $   6,832
  Adjustment to reconcile net income to net cash
   provided by operating activities:
    Litigation expense                                           ---         14,200            ---
    Disposition of assets                                        ---            ---         (2,506)
    Loss on debt extinguishment                                  355            ---          2,099
    Depreciation and amortization                             16,996         13,243         10,883
    Gain on sale of property and equipment                      (423)           (50)          (209)
    NBA expansion proceeds                                    (3,132)         5,165            ---
  Changes in assets and liabilities, net                      (6,403)         7,081         (5,432)
                                                          ------------   ------------   ------------
  Net cash provided by operating activities                $  23,167      $  36,725      $  11,667
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
Supplemental disclosure of noncash transactions:
  Broadcast rights acquired and broadcast obligations
   assumed                                                     9,165      $  10,337      $   6,020
  Assets acquired through barter transactions                  1,342          1,065            479
  Capitalized leases                                             ---          7,982            ---


                                  See accompanying notes

                               THE ACKERLEY GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies

    (a) Organization - The Ackerley Group, Inc. (formerly know as Ackerley Communications, Inc.) and its subsidiaries (the "Company") is a diversified communications company that engages in three principal business: (i) out-of-home media, including outdoor and airport advertising; (ii) television and radio broadcasting; and (iii) other businesses consisting principally of professional basketball through ownership of the Seattle SuperSonics, a franchise of the National Basketball Association, and professional indoor soccer through ownership of the Seattle Sea Dogs, a franchise of the Continental Indoor Soccer League. Outdoor advertising operations are conducted principally in the Seattle, Portland, Boston, Miami, Ft. Lauderdale, and West Palm Beach markets, whereas airport advertising operations are conducted in airports throughout the United States. The markets served by the Company's television stations and their affiliations are as follows: Syracuse, New York (ABC affiliate); Colorado Springs, Colorado (CBS affiliate); Santa Rosa, California (independent), Bakersfield, California (NBC affiliate); Salinas/Monterey, California (FOX affiliate and CBS affiliate through a local management agreement); and Bellingham, Washington/Vancouver, British Columbia (independent). Radio broadcasting consists of one AM and two FM stations serving the Seattle/Tacoma area.

    (b) Principles of consolidation - The accompanying financial statements consolidate the accounts of The Ackerley Group, Inc. and its subsidiaries, substantially all of which are wholly owned. Minority interest is not material. All significant intercompany transactions have been eliminated in consolidation.

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

    (d) Barter transactions - The Company engages in nonmonetary transactions in which it provides advertising in exchange for goods or services. The barter transactions are recorded at the estimated fair value of the asset or service received in accordance with Financial Standards Board Statement No. 29, "Accounting for Nonmonetary Transactions." Revenue is recognized when the advertising is provided and assets or expenses are recorded when assets are received or services used. Advertising provided for which goods or services have not yet been received is recorded in prepaid and other current assets. Goods and services received for which advertising has not yet been provided are recorded in other accrued liabilities.

    (e) Property and equipment - Property and equipment are carried on the basis of cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. When operating property and equipment are retired or sold, any funds received are credited to an asset pool with no gain or loss recognized, unless all assets in the pool are fully depreciated.
 Depreciation of property and equipment, including the cost of assets recorded under capital lease agreements, is provided on the straight-line and accelerated methods over the estimated useful lives of the assets or lease terms.

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

    (i) Stock based compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and recognizes no compensation expense for the stock option grants. In management's opinion, the alternative fair value accounting method provided for under FASB No. 123, "Accounting for Stock-Based Compensation," does not necessarily provide a reliable single measure of the fair value of its employee stock options. The effect of valuing the stock option grants using FASB No. 123's method results in net income and earnings per share amounts that are not materially different from the reported amounts.

    (j) Stock split - In October, 1996, the Company declared a two-for-one stock split. All share, per share, and exercise price information has been restated to reflect the increase in stock shares and decrease in exercise price caused by the split.

    (k) Income per common share - Income per common share is calculated by dividing net income by the weighted average number of shares of common stock, Class B common stock, and if dilutive, common stock equivalents outstanding during the period.

    (l) Cash equivalents - The Company considers investments in highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

    (m) Concentration of credit risk and financial instruments - The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments with major banks. The Company has not experienced any losses on these investments. The carrying value of financial instruments, which include cash, receivables, payables, and long-term debt, approximates market value at December 31, 1996.

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

    (n) Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (o) Reclassifications - Certain prior years' amounts have been reclassified to conform to the 1996 presentation.

2.  Investment in radio partnership

    The Company entered into an agreement with Century Management, Inc., which resulted in the formation of New Century Seattle Partners, L.P. (the "Partnership") for the purpose of owning and operating the assets of this radio stations in the Seattle market. Upon the venture's approval by the Federal Communications Commission ("FCC") on July 14, 1994, the Company contributed the assets of two stations, with a book value of $5.5 million, to the Partnership. Also in July 1994, the Partnership purchased the assets of a third station for approximately $17.7 million financed by bank borrowings.

    Century Management, Inc. is the general partner of the Partnership and KJR Radio, Inc., a wholly owned subsidiary of the Company, is a limited partner in the Partnership.

    The following table summarizes on an unaudited, pro forma basis the consolidated results of operations of the Company for 1994 giving pro forma effect to the investment in New Century Seattle Partners, L.P. as if the investment had been made at the beginning of the years presented. These pro forma consolidated statements do not necessarily reflect the results of operations which would have occurred had such investment taken place on the date indicated. The result of the partnership's operations after the actual date of investment are included in the Company's financial statements. Minority interests are not material. (In thousands except per share amounts):

                                                   1994
                                                  ------
    Net revenue                                  $ 188,945
    Operating expenses                             182,762
    Income before extraordinary items                8,282
    Net income applicable to common shares           6,183
    Net income per common share                        .20

3. Allowance for Doubtful Accounts

   The allowance for doubtful accounts is summarized as follows (in thousands):

                                                 1996       1995        1994
                                                ------     ------      ------
Balance at beginning of year                    $ 1,163    $ 1,160    $   941
Additions charged to operating expense            1,386        979      1,375
Write-offs of receivables, net of recoveries     (1,123)      (976)    (1,156)
                                               ---------- ---------- ----------
Balance at end of year                          $ 1,426    $ 1,163    $ 1,160
                                               ---------- ---------- ----------
                                               ---------- ---------- ----------


4.  Current Assets and Current Liabilities

    At December 31, 1996 and 1995, prepaid and other current assets consist of the following (in thousands):


                                     1996                1995
                                   -------              ------
Prepaid assets                    $ 13,336             $ 7,421
Other current assets                 3,509               2,002
                                 ----------           ---------
                                  $ 16,845             $ 9,423
                                 ----------           ---------
                                 ----------           ---------

    At December 31, 1996 and 1995, other accrued liabilities consist of the following (in thousands):


                                    1996               1995
                                   ------             ------
Accrued wages                    $   3,969           $  1,861
Other accrued liabilities           12,191             11,097
                                -----------         ----------
                                  $ 16,160           $ 12,958
                                -----------         ----------
                                -----------         ----------


5.  Property and equipment

    At December 31, 1996 and 1995, property and equipment consisted of the following (in thousands):
                                                                Estimated
                                        1996        1995        useful life
                                      --------    --------      ------------
    Land                              $  6,976    $  6,906
    Advertising structures              82,325      76,904       9-15  years
    Broadcast equipment                 52,712      49,635         10  years
    Building and improvements           33,264      29,959      20-40  years
    Office furniture and equipment      22,738      19,170         10  years
    Transportation and other equipment   9,238       9,964       5-15  years
    Equipment under capital leases       7,982       7,982         10  years
                                      --------    --------
                                       215,235     200,520
    Less accumulated depreciation      127,099     119,152
                                      --------    --------
                                      $ 88,136    $ 81,368
                                      --------    --------
                                      --------    --------

6.  Intangibles

    At December 31, 1996 and 1995, intangibles consisted of the following (in thousands):

                                                                    Estimated
                                              1996       1995       useful life
                                            --------   --------     -----------
    Goodwill                                $ 48,923   $ 32,660     3-40 years
    Favorable leases and contracts            15,294     15,294     1-10 years
    Broadcasting licenses and agreements       7,083      7,083     1-10 years
    Other                                      4,250      4,302     1-30 years
                                            -------    --------
                                              75,550     59,339
    Less accumulated amortization             33,694     27,927
                                            -------    --------
                                            $ 41,856   $ 31,412
                                            -------    --------
                                            -------    --------

    Cost represents the net assets' appraised value or management's best estimate of the fair value at the dates of acquisition.

    During 1996, the majority of the additions to Intangible Assets came from two acquisitions: $4,482,000 from the Santa Rosa, California television station, and $11,274,000 from billboards and three land parcels in the Boston area. The Company does not consider the acquisitions' operating results to have a material impact on the Company's consolidated results.

7.  Debt

    Long-term debt at December 31, 1996 and 1995 reflected the following (in thousands):

                                                          1996             1995
                                                      -------------    ------------
    Credit Agreement                                  $    55,000      $   35,000
    Senior notes                                          120,000         120,000
    Subordinated notes payable                             35,000          35,000
    Partnership debt                                       13,903          16,879
    Capital lease obligation                                7,268           7,982
    Deferred employment compensation, net of
      imputed interest discount of $1,395 in 1996
      and $955 in 1995                                      3,378           4,137
    Other                                                     592           1,149
                                                      -------------    ------------
                                                          235,141         220,147
    Less amounts classified as current                      5,791           4,819
                                                      -------------    ------------
                                                      $   229,350      $  215,328
                                                      -------------    ------------
                                                      -------------    ------------

    Aggregate annual payments of long-term debt during the next five years are as follows (in thousands):

                   Credit Agreement             Deferred
                   And Subordinated           Compensation
                        Notes                   And Other
                   ----------------         ----------------
     1997          $     5,125              $     740
     1998               15,610                    520
     1999               29,406                    963
     2000               29,149                    271
     2001               19,414                    594

    Future minimum payments under the capitalized lease obligation are as follows (in thousands):

                                                  Capitalized
                                                     Lease
                                                -----------------
    1997                                          $ 1,237
    1998                                            1,237
    1999                                            1,237
    2000                                            1,237
    2001                                            1,237
    Later years                                     2,937
                                                -----------------
                                                    9,122
    Less amount representing interest               1,854
                                                -----------------
    Present value of lease payments                 7,268
    Less amount classified as current                 750
                                                -----------------
      Long-term capitalized lease obligation      $ 6,518
                                                -----------------
                                                -----------------

    On September 30, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with the senior bank lenders increasing the aggregate principal amount under the lending facility from $65.0 million to $77.5 million. Losses of $355,000 related to the amendment of Credit Agreement are reflected as an extraordinary item in the 1996 statement of operations. Losses of $2,099,000 related to refinancing the Company's senior bank debt in 1994 are reflected as an extraordinary item in 1994.

    At December 31, 1996, the Credit Agreement provided for borrowings up to $77.5 million from five banks which includes the availability of up to $7.5 million of a letter of credit facility. Usage of the letter of credit facility reduces total available borrowings. At December 31, 1996, $55.0 million of borrowings were outstanding, and $1.5 million of the letter of credit facility was utilized. Interest on borrowings is payable quarterly based on either the prime rate or LIBOR, at the discretion of the Company, plus a margin determined by the Company's total leverage ratio, as defined in the Credit Agreement. At December 31, 1996, interest on borrowings was payable at LIBOR (5.6875% at December 31, 1996) plus 2.00%. The fee on the letter of credit facility is payable quarterly at a rate determined by the Company's total leverage ratio. At December 31, 1996, the fee on the letter of credit facility was payable at 2.00%. Based on the balance outstanding, principal payments are due quarterly from March 31, 1998, through March 31, 2002. The Credit Agreement has certain restrictive covenants which require, among other things, that the Company maintain certain debt coverage ratios. In addition, the Company is restricted as to borrowings, the amount of dividend payments on common stock, stock repurchases, and sales of assets.

    The Company has $120 million borrowed at December 31, 1996 under senior secured notes, with an effective interest rate of 10.75%. Interest payments are due semiannually in April and October. All principal is due in a single payment of $120 million on October 1, 2003. The senior notes include certain restrictive covenants similar to the Credit Agreement mentioned above.

    All outstanding stock of the Company's subsidiaries is pledged as collateral for the Credit Agreement and senior notes. In addition, the

Company and its subsidiaries are subject to restrictions on the transfer of assets by the Company's senior debt covenants.

    The Company has $35 million borrowed at December 31, 1996 from several insurance companies under various subordinated notes payable agreements, with effective interest rates ranging from 10.48% to 11.2%. Interest payments are due quarterly. Principal payments of $2.5 million, $12.5 million, $10 million, and $10 million are due in 1997 through 2000, respectively. The subordinated notes payable agreements include certain restrictive covenants similar to the Credit Agreement mentioned above.

    Partnership debt is related to the Company's interest in the New Century Seattle Partners, L.P., and includes the following:

       A senior term loan of $7,300,000 bearing interest at the election of the Partnership of either prime plus 1.25% or the Eurodollar rate plus 2.5%. Principal and interest is payable quarterly through September 30, 2000. The loan requires additional payments from excess cash flow, and includes certain penalties if repaid prior to July 15, 1997. A senior term loan of $1,000,000 due December 31, 2000 bearing interest at the election of the Partnership of either prime plus 3.75% or the Eurodollar rate plus 5.0%. Substantially all of the Partnership's assets are pledged as collateral for these senior term loans.

       Subordinated notes payable of $5,602,847 bearing interest at 18.0% per annum due July 7, 2001. The notes can be repaid without penalty after July 15, 1998.

       Miscellaneous contracts payable of $333,274.

    At December 31, 1996, the Company had outstanding an interest rate contract with a financial institution which involves the exchange of fixed for floating rate of LIBOR (5.625% at December 27, 1996) on a notional principal amount of $30 million. The Company's risk in this transaction is the cost of replacing, at current market rates, the contract in the event of default by the counterparty. At December 31, 1996, the fair value of the contract, as quoted by the counterparty, was $110,000. Management believes the risk of incurring a loss as a result of non-performance by the counterparty is remote as the contract is with a major financial institution.

8.  Income taxes

     At December 31, 1996, the Company has net operating loss carryforwards of approximately $59.5 million that expire in the years 2002 through 2007 and investment tax credit carryforwards of approximately $1.3 million that expire in the years 1997 through 2000.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996 and 1995 significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):



                                                 1996            1995
                                                ------          ------
Deferred tax liabilities:
  Tax over book depreciation                   $   8,701       $   8,265
  Prepaid play compensation                        4,457               0
Total deferred tax liabilities                    13,158           8,265

Deferred tax assets:
  Net operating loss carryforwards                22,752          25,793
  Book over tax amortization                       5,210           1,990
  Tax credit carryforwards                           951           2,116
  Deferred compensation agreements                 1,293           1,582
  Litigation accrual                               5,067           5,432
  Deferred NBA expansion revenue                   1,958           3,166
  Other                                            3,129           2,657
                                               ----------      ----------
Total deferred tax assets                         40,360          42,736
Valuation allowance for deferred tax assets      (27,202)        (34,471)
                                               ----------      ----------
Net deferred tax assets                           13,158           8,265
                                               ----------      ----------
Net deferred taxes                             $       0       $       0
                                               ----------      ----------
                                               ----------      ----------

    Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                                         1996      1995     1994
                                         ----      ----     ----
    Current:
      Federal                          $ 1,561    $  422   $  68
      State                              1,197     1,093       5
                                       -------    ------   -----
    Provision for income taxes         $ 2,758    $1,515   $  73
                                       -------    ------   -----
                                       -------    ------   -----

    At December 31, 1996, 1995, and 1994 the reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense is as follows (in thousands):

                                         1996       1995        1994
                                         ----       ----        ----
Tax at U.S. statutory rate (34%)       $  6,422   $   (476)   $  2,348
State income taxes and other              1,732      1,569         283
Net operating loss carryforwards         (7,004)       ---      (2,626)
Alternative minimum tax                   1,608        422          68
                                       ---------  ---------   ---------
Provision for income taxes             $  2,758   $  1,515    $     73
                                       ---------  ---------   ---------
                                       ---------  ---------   ---------

    The Company made income tax payments of $2,157,000 in 1996, $538,000 in 1995, and $1,302,000 in 1994.

9.  Employee benefit plan

    The Company has a voluntary defined contribution 401(k) savings and retirement plan for the benefit of its nonunion employees, who may contribute from 2% to 15% of their compensation. This amount, plus a matching amount up to 4% provided by the Company, is contributed to the plan ($1,058,000 in 1996, $831,000 in 1995, and $700,000 in 1994). The Company may also make an additional voluntary contribution to the plan.

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

    The Class B common stock has the same rights as common stock, except that the Class B common stock has ten times the voting rights of common stock and is restricted as to its transfer. The Class B common stock may be converted into common stock at any time at the option of the stockholder. Giving effect to the stock split in 1996, the amount of authorized shares of Class B on December 31, 1995 was 11,784,222 shares.

    Between January and June 1981, the Company agreed to sell shares of its common stock and Class B common stock to key employees and officers at fair market value at the time the agreements were executed. The stock is issued upon payment to the Company of the agreed purchase price. At December 31, 1995 and 1996, rights to purchase 52,500 shares of common stock and Class B common stock were outstanding at $2.00 per share (an aggregate of $105,000). In 1995, rights to purchase 82,500 shares of common and 82,500 shares of Class B common were exercised at an average price of $0.9287 per share. No rights were exercised in 1996.

    The Company's Employee Stock Option Plan (the "Plan") was approved by the Board of Directors and the stockholders of the Company in 1983. In 1994, the

Plan was amended to extend the term of the plan and to increase the amount of common stock reserved for issuance to 1,000,000 shares. In connection with the Class B common stock dividend in June 1987, the Company amended the Plan to provide for the distribution of one share of Class B common stock for each share of common stock subject to outstanding options under the Plan on such date, which distribution occurs at the time an optionee exercises an option.

    At December 31, 1996, options to purchase 658,000 shares of common stock were outstanding under the Plan at prices ranging from $0.688 to $7.625 (an aggregate of $1,947,725). Options to purchase 690,000 of common stock were outstanding at December 31, 1995. Options to purchase 20,000 shares of common stock were exercisable at December 31, 1995. No options were exercisable at December 31, 1996. Options to purchase 32,000 shares of common stock were exercised in 1996 at an average price of $3.22 per share. Options to purchase 20,000 shares of common stock and 20,000 shares of Class B common stock were exercised in 1995 at a price of $2.25 per share.

11. Commitments and contingencies

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

    The Company incurred expenses of $457,000 in 1996, $290,000 in 1995, and $288,000 in 1994, for legal services provided by a law firm, one of whose partners is an officer of the Company. The Company has incurred transportation costs of $2,041,000 and made advance payments of $38,000 at December 31, 1996, to a company controlled by the Company's major stockholder.

    The Company has employment contracts extending beyond December 31, 1996. Most of these contracts require that payments continue to be made if the individual should be unable to perform because of death or disability. Future minimum obligations under these contracts are as follows (in thousands):

         1997                     $    29,121
         1998                          32,015
         1999                          23,418
         2000                          22,726
         2001                          22,487
         Later years                   44,350
                                  -------------
                                  $   174,117
                                  -------------
                                  -------------

    The Company is required to make the following minimum operating lease payments for equipment and facilities under non-cancelable lease agreements, guaranteed display advertising franchises, and broadcasting obligations which expire in more than one year as follows (in thousands):

                      Equipment/Facilities      Franchises       Broadcast Obligations
                      ---------------------     -----------      ----------------------
1997                        $   4,675            $ 11,937             $ 5,363
1998                            4,297               7,325               2,384
1999                            3,819               5,087               1,105
2000                            3,133               4,252                 285
2001                            2,876               2,624                 133
Later years                    13,864                 704                   0
                            ----------           ---------            ---------
                            $  32,664            $ 31,929             $ 9,270
                            ----------           ---------            ---------
                            ----------           ---------            ---------


    Rent expense for operating leases aggregated $4,513,000 in 1996, $3,167,000 in 1995, and $2,609,000 in 1994. Franchise fee expense aggregated $16,116,000 in 1996, $17,236,000 in 1995, and $17,551,000 in 1994.
Broadcasting film and programming expense aggregated $8,205,000 in 1996, $6,679,000 in 1995, and $7,507,000 in 1994.

    At December 31, 1996, in conjunction with a time brokerage agreement with a FCC licensee, the Company has guaranteed a bank loan obligation of the licensee which had an aggregate principal amount of $4,825,000 maturing in April 1999. The Company began making payment under this guarantee in January 1997. No revenue is being recognized as part of this guarantee agreement.


12. Litigation accrual

    The Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. On February 29, 1996, a jury issued a verdict awarding the plaintiffs compensatory and punitive damages of approximately $13.0 million. The Company recorded an accrual of $14.2 million related to the verdict which also included an estimate for additional legal costs. The verdict is currently under appeal. The appeal will likely defer settlement of the liability beyond 1997, and therefore, it is classified as non-current.

13. Supplement Cash Flow Information

The following table summarizes the change in operating assets and liabilities (in thousands):

                                                       1996         1995         1994
                                                       ----         ----         ----
Accounts receivable                                  $   (164)    $ (1,037)   $  (6,691)
Other current assets                                   (7,422)         965          315
Accounts payable and accruals                           3,937          818       (2,821)
Accrued interest                                          331       (1,171)         820
Deferred revenue                                        1,781        4,574        2,191
Other, net                                             (4,866)       2,932          754
                                                     -----------  ----------  ------------
 Changes in operating assets and liabilities, net    $ (6,403)    $  7,081    $  (5,432)
                                                     -----------  ----------  ------------
                                                     -----------  ----------  ------------

14. Industry segment information

    The Company is engaged in three business segments: Out-of-home media, Broadcasting, and Other. Selected financial information for these segments for the years ended December 31, 1996, 1995 and 1994 is presented as follows (in thousands):

                                                      Out-of-home    Broad-
                                                        media        casting            Other             Consolidated
                                                      -----------    -------------      -----------       -------------
1996
----
Net revenue                                           $ 99,833       $ 118,171          $  29,294         $  247,298
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------
Operating cash flow before expenses listed below:     $ 35,909       $  48,880          $ (24,446)            60,344
  Depreciation and amortization                         (5,615)        (10,273)            (1,107)           (16,996)
                                                      -----------    -------------      -----------       -------------
Income (loss) before expenses listed below:           $ 30,294       $  38,607          $ (25,553)            43,348
                                                      -----------    -------------      -----------
                                                      -----------    -------------      -----------
Interest expenses                                                                                             24,461
                                                                                                          -------------
Income before taxes and extraordinary item                                                                $   18,887
                                                                                                          -------------
                                                                                                          -------------
Identifiable assets                                   $ 67,918       $ 124,656          $  32,238         $  224,912
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------
Capital expenditures, net of proceeds from
  retirements and disposals                           $  4,590       $   5,214          $   1,846         $   11,650
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------



1995
----
Net revenue                                           $ 93,177       $  94,108          $  20,112         $  207,397
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------
Operating cash flow before expenses listed below:     $ 31,978       $  39,507          $ (20,431)        $   51,054
  Depreciation and amortization                         (5,226)         (7,223)              (794)           (13,243)
                                                      -----------    -------------      -----------       -------------
Income (loss) before expenses listed below:           $ 26,752       $  32,284          $ (21,225)            37,811
                                                      -----------    -------------      -----------
                                                      -----------    -------------      -----------
Litigation expense                                                                                            14,200
Interest expenses                                                                                             25,010
                                                                                                          -------------
Income before taxes and extraordinary item                                                                $   (1,399)
                                                                                                          -------------
                                                                                                          -------------
Identifiable assets                                   $ 53,281       $ 112,430          $  24,171         $  189,882
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------
Capital expenditures, net of proceeds from
  retirements and disposals                           $  2,631       $  19,098          $     873         $   22,602
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------


                                                         Out-of-home    Broad-
                                                           media        casting            Other             Consolidated
                                                         -----------    -------------      -----------       -------------
1994
----
Net revenue                                                $ 85,436       $ 83,463          $  17,203         $  186,102
                                                         -----------    -------------      -----------       -------------
                                                         -----------    -------------      -----------       -------------
Operating cash flow before gain expenses listed below:     $ 27,028       $ 33,561          $ (17,299)            43,290
  Disposition of assets                                         ---          2,506                ---              2,506
  Depreciation and amortization                              (5,297)        (4,954)              (632)           (10,883)
                                                         -----------    -------------      -----------       -------------
Income (loss) before expenses listed below:                $ 21,731       $  31,113         $ (17,931)            34,913
                                                         -----------    -------------      -----------
                                                         -----------    -------------      -----------
Interest expenses                                                                                                 25,909
                                                                                                             -------------
Income before taxes and extraordinary item                                                                    $    9,004
                                                                                                             -------------
                                                                                                             -------------
Identifiable assets                                        $ 54,291       $  86,952          $ 29,540         $  170,783
                                                         -----------    -------------      -----------       -------------
                                                         -----------    -------------      -----------       -------------
Capital expenditures, net of proceeds from
  retirements and disposals                                $  2,709       $   2,036          $  3,990         $    8,735
                                                         -----------    -------------      -----------       -------------
                                                         -----------    -------------      -----------       -------------


    The Other segment consists of basketball operations (other than the basketball team's TV, radio, and related operations which are included in the "Broadcasting" segment), soccer operations, and the Corporate office in 1996, 1995, and 1994. Net revenue for the Other segment consists principally of revenues from the sports ticket sales.

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

    The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per share information):


                                                       First         Second        Third          Fourth
1996                                                   Quarter       Quarter       Quarter        Quarter
----                                                  ----------     ----------    -----------    -----------
Net revenue                                           $62,927        $68,235       $45,842         $70,294
Operating cash flow before depreciation,
  amortization, and interest expense                   12,674         19,986        11,255          16,428
Income before extraordinary item                        3,123          9,147           379           3,480
Extraordinary loss                                        ---            ---           ---             355
Net income
Net income per share before extraordinary item          3,123          9,147           379           3,125
Net income per share                                      .10            .29           .01             .11
                                                          .10            .29           .01             .10

                                     F-19

1995
----
Net revenue                                         $56,791     $49,404    $40,548    $60,654
Operating cash flow before depreciation,
  amortization, litigation, and interest expense      9,480      13,947     10,199     17,428
Net income (loss)                                       434       3,689      1,079    *(8,116)
Net income (loss) per share                             .01         .12        .03       (.25)
___________
  * Reflects litigation accrual discussed in Note 12.
