Form 10-K/A
period 1996-12-31
ACKERLEY COMMUNICATIONS INC
filed 1997-04-17
CIK 319120

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

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 1997.

                                       THE ACKERLEY GROUP, INC.


                                       By: /s/ Keith W. Ritzmann
                                       -------------------------
                                       Keith W. Ritzmann
                                       Vice President and Controller

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

                             See accompanying notes

                               THE ACKERLEY GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Year Ended December 31,
                                              -----------------------------------------
                                              1996           1995             1994
                                              ----           ----             ----
                                                         (In thousands, except
                                                           per share amounts)
Revenue                                       $ 279,662      $ 235,820        $ 211,728
Less Agency commissions and discounts            32,364         28,423           25,626
                                             -----------    -----------      -----------
Net Revenue                                     247,298        207,397          186,102

Expenses and other income:
  Operating expenses                            186,846        156,399          143,469
  Amortization                                    6,404          5,734            3,794
  Depreciation                                   10,592          7,509            7,089
  Interest expense                               24,461         25,010           25,909
  Other (income) expense                            108            (56)            (657)
  Litigation expense                                ---         14,200              ---
  Disposition of assets                             ---            ---           (2,506)
                                             -----------    -----------      -----------
Total expenses and other income                 228,411        208,796          177,098

Income (loss) before income taxes
  and extraordinary items                        18,887         (1,399)           9,004
Income taxes                                      2,758          1,515               73
                                             -----------    -----------      -----------
Income (loss) before extraordinary items         16,129         (2,914)           8,931
Extraordinary items: loss on debt
  extinguishment in 1996 and 1994                  (355)           ---           (2,099)
                                             -----------    -----------      -----------
Net income (loss)                             $  15,774      $  (2,914)       $   6,832
                                             -----------    -----------      -----------
                                             -----------    -----------      -----------
Income (loss) per common share,
  before extraordinary items                  $     .51      $    (.09)       $     .28
Extraordinary items                                (.01)           ---             (.06)
                                             -----------    -----------      -----------
Net income (loss) per common share            $     .50      $    (.09)       $     .22
                                             -----------    -----------      -----------
                                             -----------    -----------      -----------
Weighted average number of shares                31,760         31,545           31,483


                             See accompanying notes

                               THE ACKERLEY GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                         Common
                                              Class B     Capital in                     stock in
                                    Common     common    excess of par                   treasury
                                     stock      stock       value          Deficit       (at cost)
                                   -------------------------------------------------------------------
Balance, January 1, 1994           $   204   $   118     $ 2,789          $  (95,876)    $ (10,089)
Exercise of stock options and
stock conversions                        1       ---          62                 ---           ---

Net income                             ---       ---         ---              6,832          ---
                                   --------   -------   ---------        -------------  -----------
Balance, December 31, 1994             205       118       2,851             (89,044)      (10,089)

Exercise of stock options and
stock conversions                        3        (1)        242                 ---           ---

Cash dividend, $0.015 per share        ---       ---         ---                (464)          ---

Net income                             ---       ---         ---              (2,914)          ---
                                   --------   -------   ---------        -------------  -----------
Balance, December 31, 1995             208       117       3,093             (92,422)      (10,089)

Exercise of stock options and
stock conversions                        4        (3)        102                 ---           ---

Cash dividend, $0.02 per share         ---       ---         ---                (623)          ---

Net income                             ---       ---         ---              15,774           ---
                                   --------   -------   ---------        -------------  -----------
Balance, December 31, 1996         $   212   $   114     $ 3,195          $  (77,271)    $ (10,089)
                                   --------   -------   ---------        -------------  -----------
                                   --------   -------   ---------        -------------  -----------


                                      See accompanying notes

                                                                  Year ended December 31,
                                                          -------------------------------------------
                                                             1996          1995            1994
                                                            ------        -----           ------
                                                                      (In thousands)
Cash flows from operating activities:
  Cash received from customers                             $ 238,209      $ 215,321      $ 178,524
  Cash paid to suppliers and employees                      (193,518)      (154,564)      (144,073)
  Interest paid, net of amount capitalized                   (21,524)       (24,032)       (22,784)
                                                          ------------   ------------   ------------
  Net cash provided by operating activities                   23,167         36,725         11,667

Cash flows from investing activities:
  Proceeds from the sale of properties                         1,474            478         13,306
  Payments from acquisitions                                 (20,445)           ---        (17,397)
  Capital expenditures                                       (13,124)       (15,098)        (8,794)
  Other, net                                                  (7,524)          (457)        (6,162)
                                                          ------------   ------------   ------------
    Net cash used in investing activities                    (39,619)       (15,077)       (19,047)

Cash flows from financing activities:
  Borrowings from Credit Agreements                           38,000         64,379         30,126
  Payments under Credit Agreements                           (21,907)       (79,695)       (27,180)
  Dividends paid                                                (623)          (464)           ---
  Other, net                                                  (2,529)        (1,735)           (10)
                                                          ------------   ------------   ------------
    Net cash provided (used in) financing activities          12,941        (17,515)         2,936
                                                          ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents          (3,511)         4,133         (4,444)
Cash and cash equivalents at beginning of period               6,421          2,288          6,732
                                                          ------------   ------------   ------------
    Cash and cash equivalents at end of period             $   2,910      $   6,421      $   2,288
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
Reconciliation of net income to net cash provided by
 operating  activities:
  Net income (loss) applicable to common shares            $  15,774      $  (2,914)     $   6,832
  Adjustment to reconcile net income to net cash
   provided by operating activities:
    Litigation expense                                           ---         14,200            ---
    Disposition of assets                                        ---            ---         (2,506)
    Loss on debt extinguishment                                  355            ---          2,099
    Depreciation and amortization                             16,996         13,243         10,883
    Gain on sale of property and equipment                      (423)           (50)          (209)
    NBA expansion proceeds                                    (3,132)         5,165            ---
  Changes in assets and liabilities, net                      (6,403)         7,081         (5,432)
                                                          ------------   ------------   ------------
  Net cash provided by operating activities                $  23,167      $  36,725      $  11,667
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
Supplemental disclosure of noncash transactions:
  Broadcast rights acquired and broadcast obligations
   assumed                                                     9,165      $  10,337      $   6,020
  Assets acquired through barter transactions                  1,342          1,065            479
  Capitalized leases                                             ---          7,982            ---


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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996 and 1995 significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):



                                                 1996            1995
                                                ------          ------
Deferred tax liabilities:
  Tax over book depreciation                   $   8,701       $   8,265
  Prepaid player compensation                      4,457               0
                                               ---------       ---------
Total deferred tax liabilities                    13,158           8,265

Deferred tax assets:
  Net operating loss carryforwards                22,752          25,793
  Book over tax amortization                       5,210           1,990
  Tax credit carryforwards                           951           2,116
  Deferred compensation agreements                 1,293           1,582
  Litigation accrual                               5,067           5,432
  Deferred NBA expansion revenue                   1,958           3,166
  Other                                            3,129           2,657
                                               ----------      ----------
Total deferred tax assets                         40,360          42,736
Valuation allowance for deferred tax assets      (27,202)        (34,471)
                                               ----------      ----------
Net deferred tax assets                           13,158           8,265
                                               ----------      ----------
Net deferred taxes                             $       0       $       0
                                               ----------      ----------
                                               ----------      ----------

    Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                                         1996      1995     1994
                                         ----      ----     ----
    Current:
      Federal                          $ 1,561    $  422   $  68
      State                              1,197     1,093       5
                                       -------    ------   -----
    Provision for income taxes         $ 2,758    $1,515   $  73
                                       -------    ------   -----
                                       -------    ------   -----

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

14. Industry segment information

    The Company is engaged in three business segments: Out-of-home media, Broadcasting, and Other. Selected financial information for these segments for the years ended December 31, 1996, 1995 and 1994 is presented as follows (in thousands):

                                                      Out-of-home    Broad-
                                                        media        casting            Other             Consolidated
                                                      -----------    -------------      -----------       -------------
1996
----
Net revenue                                           $ 99,833       $ 118,171          $  29,294         $  247,298
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------
Operating cash flow before expenses listed below:     $ 35,909       $  48,880          $ (24,445)            60,344
  Depreciation and amortization                         (5,615)        (10,273)            (1,108)           (16,996)
                                                      -----------    -------------      -----------       -------------
Income (loss) before expenses listed below:           $ 30,294       $  38,607          $ (25,553)            43,348
                                                      -----------    -------------      -----------
                                                      -----------    -------------      -----------
Interest expenses                                                                                             24,461
                                                                                                          -------------
Income before taxes and extraordinary item                                                                $   18,887
                                                                                                          -------------
                                                                                                          -------------
Identifiable assets                                   $ 67,918       $ 124,656          $  32,238         $  224,912
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------
Capital expenditures, net of proceeds from
  retirements and disposals                           $  4,590       $   5,214          $   1,846         $   11,650
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------



1995
----
Net revenue                                           $ 93,177       $  94,108          $  20,112         $  207,397
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------
Operating cash flow before expenses listed below:     $ 31,978       $  39,507          $ (20,431)        $   51,054
  Depreciation and amortization                         (5,226)         (7,223)              (794)           (13,243)
                                                      -----------    -------------      -----------       -------------
Income (loss) before expenses listed below:           $ 26,752       $  32,284          $ (21,225)            37,811
                                                      -----------    -------------      -----------
                                                      -----------    -------------      -----------
Litigation expense                                                                                            14,200
Interest expenses                                                                                             25,010
                                                                                                          -------------
Income before taxes and extraordinary item                                                                $   (1,399)
                                                                                                          -------------
                                                                                                          -------------
Identifiable assets                                   $ 53,281       $ 112,430          $  24,171         $  189,882
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------
Capital expenditures, net of proceeds from
  retirements and disposals                           $  2,631       $  19,098          $     873         $   22,602
                                                      -----------    -------------      -----------       -------------
                                                      -----------    -------------      -----------       -------------

                                     F-18

                                                         Out-of-home    Broad-
                                                           media        casting            Other             Consolidated
                                                         -----------    -------------      -----------       -------------
1994
----
Net revenue                                                $ 85,436       $ 83,463          $  17,203         $  186,102
                                                         -----------    -------------      -----------       -------------
                                                         -----------    -------------      -----------       -------------
Operating cash flow before gain expenses listed below:     $ 27,028       $ 33,561          $ (17,299)            43,290
  Disposition of assets                                         ---          2,506                ---              2,506
  Depreciation and amortization                              (5,297)        (4,954)              (632)           (10,883)
                                                         -----------    -------------      -----------       -------------
Income (loss) before expenses listed below:                $ 21,731       $  31,113         $ (17,931)            34,913
                                                         -----------    -------------      -----------
                                                         -----------    -------------      -----------
Interest expenses                                                                                                 25,909
                                                                                                             -------------
Income before taxes and extraordinary item                                                                    $    9,004
                                                                                                             -------------
                                                                                                             -------------
Identifiable assets                                        $ 54,291       $  86,952          $ 29,540         $  170,783
                                                         -----------    -------------      -----------       -------------
                                                         -----------    -------------      -----------       -------------
Capital expenditures, net of proceeds from
  retirements and disposals                                $  2,709       $   2,036          $  3,990         $    8,735
                                                         -----------    -------------      -----------       -------------
                                                         -----------    -------------      -----------       -------------


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
