Form 10-Q
period 1997-03-31
ACKERLEY COMMUNICATIONS INC
filed 1997-05-12
CIK 319120

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  --------------
                                  --------------

                                    FORM 10-Q
                                QUARTERLY REPORT
                                     UNDER
                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  --------------
                                  --------------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 1997
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

                                 1301 FIFTH AVENUE,
                                    SUITE 3770
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

                                                        YES  X         NO
                                                            ----          ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                                    OUTSTANDING AT MAY 1, 1997
----------------------------                     ------------------------------
COMMON STOCK, $.01 PAR VALUE                           19,813,002 SHARES
CLASS B COMMON STOCK, $.01 PAR VALUE                   11,353,810 SHARES

                                            TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)


          CONSOLIDATED BALANCE SHEETS
          MARCH 31, 1997 AND DECEMBER 31, 1996 . . . . . . . . . . . . . . .   1


          CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTH PERIODS ENDED MARCH  31, 1997 AND 1996 . . . . . . . .   2


          CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996. . . . . . . . .   3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . .   4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .   5


PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .  10


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                       THE ACKERLEY GROUP, INC.
                                      CONSOLIDATED BALANCE SHEETS


                                                                  (Unaudited)
                                                                    MARCH 31,       DECEMBER 31,
                                                                      1997             1996
                                                                 -------------   ---------------
                                ASSETS                                   (in thousands)

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                        $  5,409           $  2,910
  ACCOUNTS RECEIVABLE, NET                                           39,850             43,754
  CURRENT PORTION OF BROADCAST RIGHTS                                 4,260              5,656
  PREPAID CONTRACTS                                                   5,216              7,080
  OTHER CURRENT ASSETS                                               11,359              9,765
                                                                 -------------   ---------------
        TOTAL CURRENT ASSETS                                         66,094             69,165

PROPERTY AND EQUIPMENT, NET                                          90,341             88,136
INTANGIBLES, NET                                                     42,689             41,856
OTHER ASSETS                                                         24,487             25,755
                                                                 -------------   ---------------
        TOTAL ASSETS                                               $223,611           $224,912
                                                                 -------------   ---------------
                                                                 -------------   ---------------

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                  $  4,970           $  5,019
  ACCRUED INTEREST                                                     7,216              3,959
  OTHER ACCRUED LIABILITIES                                           19,252             16,160
  DEFERRED REVENUE                                                    12,413             20,050
  CURRENT PORTION OF BROADCAST OBLIGATIONS                             5,818              7,032
  CURRENT PORTION OF LONG-TERM DEBT                                    5,673              5,791
                                                                 -------------   ---------------
        TOTAL CURRENT LIABILITIES                                     55,342             58,011

LONG-TERM DEBT - NONCURRENT PORTION                                  230,201            229,350
LITIGATION ACCRUAL                                                    13,189             13,248
OTHER LONG-TERM LIABILITIES                                            6,148              8,142
                                                                 -------------   ---------------
        TOTAL LIABILITIES                                            304,880            308,751

STOCKHOLDERS' DEFICIENCY:
  COMMON STOCK, $.01 PAR VALUE:  AUTHORIZED 50,000,000 SHARES,
    ISSUED 21,187,948 SHARES AT MARCH 31, 1997 AND 21,186,724
    SHARES AT DECEMBER 31, 1996; AND OUTSTANDING 19,813,002 SHARES
    AT MARCH 31, 1997 AND 19,811,778 SHARES AT DECEMBER 31, 1996.        212                212
  CLASS B COMMON STOCK, $.01 PAR VALUE:  AUTHORIZED 11,406,510
    SHARES; AND ISSUED AND OUTSTANDING 11,353,810 SHARES AT MARCH
    31, 1997 AND DECEMBER 31, 1996.                                      114                114
  CAPITAL IN EXCESS OF PAR VALUE                                       3,195              3,195
  DEFICIT                                                            (74,701)           (77,271)
  LESS COMMON STOCK IN TREASURY, AT COST                             (10,089)           (10,089)
                                                                 -------------   ---------------
        TOTAL STOCKHOLDERS' DEFICIENCY                               (81,269)           (83,839)
                                                                 -------------   ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $223,611           $224,912
                                                                 -------------   ---------------
                                                                 -------------   ---------------

                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         THE ACKERLEY GROUP, INC.
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                UNAUDITED


                                                      For the Three Month Periods Ended
                                                         MARCH 31,        MARCH 31,
                                                          1997              1996
                                                     --------------    ---------------
                                                          (In thousands except
                                                              per share amounts)

   Revenue                                            $  79,246          $  69,852

   Less agency commissions
    and discounts                                        (7,792)            (6,925)
                                                      ----------         -----------
   Net revenue                                           71,454             62,927

   Expenses and other income:
    Operating expenses                                  (59,148)           (50,316)
    Depreciation and amortization                        (3,231)            (3,531)
    Interest expense                                     (6,163)            (5,887)
    Other income(expense), net                              (94)                63
                                                      ----------         -----------
           Total expenses and
             other income                               (68,636)           (59,671)
                                                      ----------         -----------

   Income before income tax                               2,818              3,256
   Income tax benefit (expense)                             376               (133)
                                                      ----------         -----------
   Net income                                         $   3,194          $   3,123
                                                      ----------         -----------
                                                      ----------         -----------

   Net income per common share                        $    0.10          $    0.10
                                                      ----------         -----------
                                                      ----------         -----------

   Cash dividends per common share                    $    0.02          $    0.02
                                                      ----------         -----------
                                                      ----------         -----------

   Weighted average number
    of common shares                                     31,769             31,680

                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          THE ACKERLEY GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 UNAUDITED


                                                                     For the Three Month Periods Ended
                                                                         MARCH 31,         MARCH 31,
                                                                           1997              1996
                                                                     ---------------    --------------
                                                                               (In thousands)
   NET CASH PROVIDED BY OPERATING ACTIVITIES:                             7,478             7,984

   CASH FLOWS FROM INVESTING ACTIVITIES:
      PROCEEDS FROM SALE OF PROPERTY                                        123                 9
      CAPITAL EXPENDITURES                                               (5,015)           (2,144)
      OTHER, NET                                                           (409)           (2,050)
                                                                       ---------        -----------
    NET CASH USED BY INVESTING ACTIVITIES                                (5,301)           (4,185)

   CASH FLOWS FROM FINANCING ACTIVITIES:
      BORROWINGS UNDER CREDIT AGREEMENTS                                  3,000             2,236
      PAYMENTS UNDER CREDIT AGREEMENTS                                   (2,008)           (7,375)
      DIVIDENDS PAID                                                         -               (623)
      OTHER, NET                                                           (670)             (773)
                                                                       ---------        -----------
    NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES                     322            (6,535)
                                                                       ---------        -----------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,499            (2,736)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         2,910             6,421
                                                                       ---------        -----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  5,409          $  3,685
                                                                       ---------        -----------
                                                                       ---------        -----------

    SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
      BROADCAST RIGHTS ACQUIRED AND BROADCAST OBLIGATIONS ASSUMED      $     17          $     93

                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      THE ACKERLEY GROUP, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. The accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Beginning 1997, the Company will present the Consolidated Statement of Cash Flows using the indirect method instead of the direct method which was used in prior years.

NOTE 2.  INCOME TAXES
During the first quarter of 1997, the Company reduced the valuation allowance for deferred tax assets which resulted in the recording of a deferred tax asset of $1,631,000. The recognized deferred tax asset is based on the Company's expected utilization of net operating loss carryforwards and reversal of certain temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company has no significant income tax liabilities primarily as a result of operating losses incurred in prior years. However, the Company will continue to pay federal income taxes under the alternative minimum tax until the operating loss carryforwards are substantially reduced. In addition, the Company will incur state income tax expense in certain states in which it operates.

NOTE 3.  EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company reported record net income of $3.2 million for the first three months of 1997, a $0.1 million or 2.3% improvement over last year's first three months. Net revenues for the three months increased over the same period last year by $8.5 million or 13.6%, while the Company's Operating Cash Flow, as defined below, decreased $0.5 million or 3.6%. On April 15, 1997, the Company paid a $.02 per share dividend.

As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, management believes that Operating Cash Flow (defined as net revenue less operating expenses plus other income before amortization, depreciation, and interest expense) is an appropriate measure of the Company's financial performance. This measure excludes expenses consisting of depreciation, amortization, and interest because these are not considered by the Company to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow, however, is not to be considered an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

RESULTS OF OPERATIONS


The following two tables set forth certain historical financial and operating data of the Company for the three month periods ended March 31, 1997 and March 31, 1996 including separate net revenue, operating expenses and other income, and Operating Cash Flow information by segment. Beginning 1997, the Company will present its operations as four business segments instead of three. These are Out-of-Home Media, Broadcasting, Sports & Entertainment, and Corporate. Certain prior year's data has been apportioned among the segments to conform to this presentation.


                                        STATEMENT OF OPERATIONS
                                FOR THE THREE MONTH PERIODS ENDED MARCH 31,


                                                           1997                    1996
                                                  ----------------------  ----------------------
                                                              (dollars in thousands)
                                                                  %                        %
                                                             -----------              ----------
Net revenue.................................       $ 71,454    100.0%      $  62,927     100.0%
Operating expenses and other
 income:
 Operating expenses.........................        (59,148)   (82.8)        (50,316)    (80.0)
 Other income (expense),net.................            (94)    (0.1)             63       0.1
                                                   ---------               ---------
      Total operating expenses and
       other income.........................        (59,242)   (82.9)        (50,253)    (79.9)
                                                   ---------               ---------
Operating Cash Flow.........................         12,212     17.1          12,674      20.1

Other expenses:
 Depreciation and
   amortization.............................         (3,231)    (4.5)         (3,531)     (5.6)
 Interest expense...........................         (6,163)    (8.6)         (5,887)     (9.4)
                                                   ---------               ---------
      Total other expenses..................         (9,394)   (13.1)         (9,418)    (15.0)
                                                   ---------               ---------
Income before income taxes..................          2,818      4.0           3,256       5.1
Income tax benefit (expense)................            376      0.5            (133)     (0.2)
                                                   ---------               ---------
Net income..................................       $  3,194      4.5       $   3,123       4.9
                                                   ---------               ---------
                                                   ---------               ---------


                                OPERATING INFORMATION BY BUSINESS SEGMENT
                               FOR THE THREE MONTH PERIODS ENDED MARCH 31,


                                                                           1997            1996
                                                                     --------------- ---------------
                                                                          (dollars in thousands)
NET REVENUE:
   Out-of-home media . . . . . . . . . . . . . . . . . . . . . . .     $  24,904       $  21,218
   Broadcasting. . . . . . . . . . . . . . . . . . . . . . . . . .        22,742          20,166
   Sports & Entertainment. . . . . . . . . . . . . . . . . . . . .        23,808          21,543
   Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . .             0               0
                                                                        --------        --------
            Total net revenue. . . . . . . . . . . . . . . . . . .     $  71,454       $  62,927
                                                                        --------        --------
                                                                        --------        --------

OPERATING EXPENSES AND OTHER INCOME:
   Out-of-home media . . . . . . . . . . . . . . . . . . . . . . .     $  17,308       $  15,428
   Broadcasting. . . . . . . . . . . . . . . . . . . . . . . . . .        13,381          11,529
   Sports & Entertainment. . . . . . . . . . . . . . . . . . . . .        26,515          21,322
   Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,038           1,974
                                                                        --------        --------
            Total operating expenses and other income. . . . . . .     $  59,242       $  50,253
                                                                        --------        --------
                                                                        --------        --------

OPERATING CASH FLOW:
   Out-of-home media . . . . . . . . . . . . . . . . . . . . . . .     $   7,596       $   5,790
   Broadcasting. . . . . . . . . . . . . . . . . . . . . . . . . .         9,361           8,637
   Sports & Entertainment. . . . . . . . . . . . . . . . . . . . .        (2,707)            221
   Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,038)         (1,974)
                                                                        --------        --------
            Total Operating Cash Flow. . . . . . . . . . . . . . .     $  12,212       $  12,674
                                                                        --------        --------
                                                                        --------        --------

CHANGE IN NET REVENUE FROM PRIOR PERIODS:
   Out-of-home media . . . . . . . . . . . . . . . . . . . . . . .          17.4%            2.1%
   Broadcasting. . . . . . . . . . . . . . . . . . . . . . . . . .          12.8             8.1
   Sports & Entertainment. . . . . . . . . . . . . . . . . . . . .          10.5            24.2
   Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . .          NA              NA
            Change in total net revenue. . . . . . . . . . . . . .          13.6            10.8

OPERATING DATA AS A PERCENTAGE OF NET REVENUE:
   Operating expenses and other income:
     Out-of-home media . . . . . . . . . . . . . . . . . . . . . .          69.5%           72.7%
     Broadcasting. . . . . . . . . . . . . . . . . . . . . . . . .          58.8            57.2
     Sports & Entertainment. . . . . . . . . . . . . . . . . . . .         111.4            99.0
     Corporate . . . . . . . . . . . . . . . . . . . . . . . . . .          NA              NA
            Total operating expenses and other income. . . . . . .          82.9            79.9

   Operating Cash Flow:
     Out-of-home media . . . . . . . . . . . . . . . . . . . . . .          30.5%           27.3%
     Broadcasting. . . . . . . . . . . . . . . . . . . . . . . . .          41.2            42.8
     Sports & Entertainment. . . . . . . . . . . . . . . . . . . .         (11.4)            1.0
     Corporate . . . . . . . . . . . . . . . . . . . . . . . . . .          NA              NA
            Total Operating Cash Flow. . . . . . . . . . . . . . .          17.1            20.1


THREE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 1996

NET REVENUE. Net revenue for the quarter ended March 31, 1997, increased $8.5 million or 13.6% to $71.4 million from $62.9 million in 1996. The Company's out-of-home media segment's net revenue increased $3.7 million or 17.4% mainly due to increased national advertising sales. The Company's broadcasting segment showed an increase of $2.6 million or 12.8% resulting from the addition of television station KFTY, the local management agreement with KION, and higher local sales at our television and radio stations. The Company's sports & entertainment segment increased $2.2 million or 10.5% due to increased retail and ticket sales.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $9.0 million or 17.9% to $59.2 million in 1997 compared to $50.2 million in 1996. In the Company's out-of-home media segment, operating expenses and other income increased by $1.9 million or 12.2% to $17.3 million mainly from the effects increased sales activity. Operating expenses and other income in the Company's broadcasting segment increased by $1.9 million or 16.1% to $13.4 million mainly due to the addition of KFTY, the local management agreement with KION, and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's sports & entertainment segment increased $5.1 million or 24.4% to $26.5 million mainly from basketball operating expenses related to players' salaries and transportation costs. In the Company's corporate segment, operating expenses and other income increased slightly by $0.1 or 3.2% to $2.0 million.

OPERATING CASH FLOW. As a result of the above, the Company's Operating Cash Flow decreased $0.5 million or 3.6% for the three months ended March 31, 1997 from the same period in 1996. The $1.8 million increase in the out-of-home segment's Operating Cash Flow and the $0.7 million increase in the broadcast segment's Operating Cash Flow was offset by a $2.9 million decrease in the sports & entertainment segment's Operating Cash Flow and a $0.1 million decrease in the corporate segment's Operating Cash Flow for the quarter. Operating Cash Flow as a percentage of net revenue decreased to 17.1% for the three months ended March 31, 1997 from 20.1% for the comparable period in 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased $0.3 million or 8.5% to $3.2 million in 1997 as compared to $3.5 million in 1996.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1997 increased $0.3 million or 4.7% to $6.2 million from $5.9 million in 1996 mainly due to higher average debt balances during the first quarter 1997 compared to the same period in 1996.

INCOME TAX EXPENSE. For the first quarter of 1997, the Company incurred a $0.4 million income tax benefit compared to an income tax expense of $0.1 million for the first quarter of 1996. The benefit resulted from the recognition of a $1.6 million deferred tax asset during the first quarter of 1997.

NET INCOME. Net income of $3.2 million for the three months ended March 31, 1997, increased $0.1 million or 2.3% from $3.1 million for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of May 1, 1997, the Company had approximately $14.0 million available for borrowing under the revolving credit facility of the Credit Agreement. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Presently, borrowings under the Credit Agreement bear annual interest at either the prime rate plus 0.75% or LIBOR plus 2.00%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of March 31, 1997, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries.

The Company's working capital decreased slightly to $10.8 million at March 31, 1997 from $11.2 million at December 31, 1996. For the periods presented, the Company financed its working capital needs from a combination of cash provided by operating activities and borrowings under the Credit Agreement. Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first three months of 1997 decreased to $7.5 million from $8.0 million in 1996.

At March 31, 1997, the Company's capital resources consisted of $5.4 million in cash and cash equivalents and approximately $18.0 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $5.0 million in the first three months of 1997 were financed with a combination of cash provided by operating activities and borrowings under the Credit Agreement. These capital expenditures were primarily for advertising signs, displays, vehicles, operating equipment, and broadcasting equipment.

On April 15, 1997, the Company paid its shareholders a cash dividend of $.02 per share.

PART II - OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS:

               27. FINANCIAL DATA SCHEDULE

          (B)  REPORTS ON FORM 8-K:

               NONE.






                                 SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              THE ACKERLEY GROUP, INC.



DATED:  MAY 12, 1997           BY    /s/ Denis M. Curley
                                     --------------------------------------
                                     DENIS M. CURLEY
                                     EXEC. VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER,
                                     TREASURER AND SECRETARY
                                     (PRINCIPAL FINANCIAL OFFICER)