Form 10-K/A
period 1996-12-31
ACKERLEY GROUP INC
filed 1997-08-06
CIK 319120

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

for the transition period from _____________ to _________________________

                         Commission File Number 1-10321


                            THE ACKERLEY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                   Delaware                                91-1043807
         -------------------------------                ----------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)


         1301 Fifth Avenue, Suite 4000
         Seattle, Washington                                   98101
         ---------------------------------------       -------------------
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

                   Yes   X             No
                       -----              -----

Aggregate market value of voting Common Stock held by nonaffiliates of Registrant as of March 14, 1997: $120,030,253.

Number of shares of common stock, $.01 par value, outstanding as of March 14, 1997: 19,813,002 Common Stock and 11,353,810 Class B Common Stock.

Documents incorporated by reference and parts of Form 10-K into which incorporated: None

                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

    The Company's Board of Directors is comprised of Barry A. Ackerley, Gail
A. Ackerley, Richard P. Cooley, M. Ian G. Gilchrist, and Michel C. Thielen. Barry A. Ackerley and Gail A. Ackerley are husband and wife. Directors are elected annually, and serve until the next annual meeting of the Company's shareholders. Information concerning each director's age, period served as a director, other positions and offices held with the Company, other directorships, and business experience is included under Part III, Item 12 of this report.

Executive Officers

    Information concerning the Company's executive officers is included under
Part I, Item 4 of this report.

Section 16(a) Beneficial Ownership Compliance

    On March 8, 1996 and March 11, 1996, Barry A. Ackerley sold an aggregate of 50,000 shares of Common Stock and converted 50,000 shares of Class B Common Stock into an equivalent number of shares of Common Stock, pursuant to shareholder rights granted in the Company's Certificate of Incorporation, on March 12, 1996. These transactions were reported late on Form 4, filed with the Commission on October 17, 1996. In addition, Gail A. Ackerley, who is deemed to possess an indirect ownership interest in Mr. Ackerley's Common Stock and Class B Common Stock holdings, reported her indirect interest in these transactions late on Form 4, filed with the Commission on February 11, 1997.

    In September 1996, Richard P. Cooley, M. Ian G. Gilchrist, and Michel C. Thielen each filed a late report of their purchases of 200 shares of Common Stock on May 15, 1996 under the Nonemployee Directors' Equity Compensation Plan.

    In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with Commission.

                        ITEM 11 - EXECUTIVE COMPENSATION

Directors' Fees

    As of May 1996, each director who is not an employee of the Company receives a quarterly fee of $5,000. In addition, each director is reimbursed up to $1,500 per quarter for out-of-pocket expenses in connection with attendance at meetings of the Board of Directors.

Nonemployee Directors' Equity Compensation Plan

    The Company's Nonemployee-Directors' Equity Compensation Plan (the "Directors' Plan") was approved by the Board of Directors in 1995 and by the shareholders in 1996. The purpose of the Directors' Plan is to allow directors who are not employees of the Company ("Nonemployee Directors") to elect to receive directors' fees in the form of shares of Common Stock instead of in cash. There is a total of 100,000 shares of Common Stock authorized and reserved for issuance under the Directors' Plan.

    Under the terms of the Directors' Plan, a Nonemployee Director may elect to have all or any part of his or her directors' fees that are payable at the end of a three-month period ("Quarter") applied toward the purchase of shares of Common Stock. To exercise this option, Nonemployee Director must submit a written election to the Company in advance of the payment date for directors' fees accrued during the Quarter ("Payment Date"). The purchase price for shares of Common Stock is based on the per share closing price for the Common Stock as reported on the American Stock Exchange on the last trading day before the Payment Date.

    As of December 31, 1996, Richard P. Cooley, M. Ian G. Gilchrist, and Michel C. Thielen have each received 350 shares of Common Stock pursuant to their respective elections under the Directors' Plan.

Executive Compensation

    The following table sets forth certain information concerning compensation paid or accrued by the Company during the fiscal years ended December 31, 1996, 1995 and 1994, to or on behalf of the Company's Chief Executive Officer and to or on behalf of each executive officer whose aggregate cash compensation exceeded $100,000 for the prior fiscal year (the "Named Executives").


                                                                SUMMARY COMPENSATION TABLE
                                    -------------------------------------------------------------------------------
                                                                                           LONG TERM COMPENSATION
                                                                                         --------------------------
                                                         ANNUAL COMPENSATION                  AWARDS       PAYOUTS
                                    ----------------------------------------------------  ------------   ----------
                                                                                           SECURITIES
                                                                          OTHER ANNUAL     UNDERLYING       LTIP
NAME AND PRINCIPAL                                                       COMPENSATION       OPTIONS        PAYOUTS
POSITION                              YEAR       SALARY ($)  BONUS ($)       ($)(1)          (#)(2)         ($) (3)
----------------------------------  ---------  ------------  ----------  ---------------  -------------  -------------
Barry A. Ackerley,                    1996       $500,016    $200,000         N/A              -0-            $-0-
Chairman of the Board                 1995       $500,016    $200,000         N/A              -0-            $-0-
and Chief Executive                   1994       $500,016    $200,000         N/A              -0-            $-0-
Officer


William N. Ackerley,                  1996       $216,010    $ 25,489         N/A              -0-            $-0-
President and Chief                   1995       $208,200    $ 30,731         N/A            20,0000          $-0-
Operating Officer                     1994       $187,500    $ 62,500         N/A              -0-            $-0-

Denis M. Curley,                      1996       $200,000    $ 23,600         N/A              -0-            $-0-
Executive Vice                        1995       $192,500    $ 28,248         N/A            30,0000          $-0-
President and Chief                   1994       $182,500    $ 61,500         N/A              -0-            $-0-
Financial Officer,
Treasurer and Secretary

Keith W. Ritzmann                     1996       $111,000    $ 10,268         N/A              -0-            $-0-
Vice President and                    1995       $106,800    $ 10,168         N/A             5,000           $-0-
Controller                            1994       $100,700    $ 12,139         N/A              -0-            $-0-




                                                 ALL OTHER COMPENSATION
                                         -----------------------------------
                                           SAVINGS
                                             AND
NAME AND PRINCIPAL                        RETIREMENT               OTHER($)
POSITION                                  PLAN($)(4)               (5)
----------------------------------        ---------             -----------
Barry A. Ackerley, Chairman of the          $6,000               $ 6,318
  Board and Chief Executive                 $6,000               $18,706
  Officer                                   $6,000               $32,373

William N. Ackerley,                        $6,000               $   594
President and Chief                         $6,000               $   486
Operating Officer                           $6,000

Denis M. Curley,                            $4,863               $ 1,566
Executive Vice                              $6,000               $ 1,566
President and Chief                         $6,000               $ 1,566
Financial Officer,
Treasurer and Secretary

Keith W. Ritzmann                           $4,440               $   577
Vice President and                          $4,272               $   552
Controller                                  $3,743               $   526

------------------------
(1) None of the Named Executives received perquisites or other personal benefits, in any of the years shown, in an aggregate amount equal to or exceeding the lesser of (i) $50,000 or (ii) 10% of the executive's total annual salary and bonus for each year.

(2) Share amounts reflect an adjustment for the October 15, 1996 2-for-1 stock split.

(3) The amounts appearing in this column are the value as of December 31, 1996, 1995 and 1994, respectively, of the shares earned under the Company's Employees Stock Option Plan.

(4) The amounts appearing in this column are Company contributions and credits on behalf of each named executive under the Company's Savings and Retirement Plan.

(5) Includes value of life insurance in excess of $50,000 for each of the Named Executives and imputed interest on indebtedness to the Company incurred by Barry Ackerley for the years 1995 and 1994.

Option Grants in Last Fiscal Year

    No options for shares of Common Stock were granted to any of the Named Executives during the last fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

    This table includes the number of shares covered by both exercisable and non-exercisable stock options held by each of the Named Executives as of December 31, 1996. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock. No options were exercised by named executive officers during 1996.



               Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
               ---------------------------------------------------------------------------------


                                                                                               NO. OF       VALUE OF
                                                                                               SHARES     UNEXERCISED
                                                                                             UNDERLYING     IN-THE-
                                                                                            UNEXERCISED      MONEY
                                                                                             OPTIONS AT    OPTIONS AT
                                                                                               FISCAL     FISCAL YEAR-
                                                                    SHARES                    YEAR-END        END
                                                                   ACQUIRED       VALUE     EXERCISABLE/  EXERCISABLE/
                                                                      ON        REALIZED    UNEXERCISABLE UNEXERCISABLE
NAME                                                               EXERCISE        ($)          (#)           ($)
----------------------------------------------------------------  -----------  -----------  ------------  ------------
Barry A. Ackerley...............................................     N/A          N/A           N/A            N/A

William N. Ackerley.............................................     N/A          N/A       -0-/50,000    -0-/414,375

Denis M. Curley.................................................     N/A          N/A       -0-/70,000    -0-/650,000

Keith W. Ritzmann...............................................     N/A          N/A       -0-/15,000    -0-/131,250

Long-Term Incentive Plans--Awards in Last Fiscal Year

    The Company did not grant any long-term incentive compensation to any of the Named Executives during 1996.

Board of Directors Interlocks and Insider Participation

    The Board of Directors as a whole determines the compensation to be paid the Company's executive officers as well as the options to be granted any executive officer at any time. Mr. Barry A. Ackerley, the Company's Chief Executive Officer, and his wife, Gail A. Ackerley, have served on the Board of Directors during the past fiscal year.

                    ITEM 12--SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, including the beneficial ownership of shares of Common Stock and Class B Common Stock as of March 14, 1997, with respect to the nominees for director, current directors, the executive officers named in the table appearing under "Executive Compensation" below, persons known to the Company to beneficially own more than five (5) percent of the outstanding Common Stock on March 14, 1997, and by the directors and executive officers of the Company as a group. All share amounts reflect a two-for-one stock split that was effective on October 15, 1996.

                                                                           SHARES OF THE COMPANY'S COMMON STOCK
                                                                           AND CLASS B COMMON STOCK AND PERCENT
                                                                             OF CLASS BENEFICIALLY OWNED (1)
                                                                 -------------------------------------------------------------
NAME, AGE AND
PRINCIPAL OCCUPATION                                                                                 CLASS B
DURING PAST FIVE YEARS                                            COMMON STOCK     PERCENT        COMMON STOCK        PERCENT
---------------------------------------------------------------  --------------  -----------     --------------      ---------
Barry A. Ackerley, 62                                            10,779,476(2)      54.4%         11,217,619(2)         99.3%
Chairman and Chief Executive Officer of the
Company;
Company Director since 1975

Gail A. Ackerley, 59                                             10,779,476(2)      54.4%         11,217,619(2)         99.3%
Co-Chairman of the Company
Chairman of Ackerley Corporate Giving
(Company's charitable
activities);
Company Director since 1995

Richard P. Cooley, 73                                                 4,631           *                 -0-               *
Retired, Chairman (1988-April 1994)
and Chief Executive Officer (1988-1991),
Seattle-First National
Bank; director, Egghead Software Inc.;
Director since 1995

M. Ian G. Gilchrist, 47                                               1,491           *                 -0-               *
Managing Director (May 1995-present),
Salomon Brothers Inc.;
Managing Director (February 1992-May
1995), CS First Boston Corporation
(investment banking -
media/ telecommunications);
Company Director since 1995

Michel C. Thielen, 62                                                 1,491           *                 -0-               *
Chairman of the Board and President, Thielen
& Associates (advertising agency);
Vice President, Executive Wings, Inc. (airport
operations company);
Company Director since 1979

William N. Ackerley, 36                                              23,430           *               24,783(4)           *
President and Chief Operating Officer of the
Company

Denis M. Curley, 49                                                       2           *                  -0-              *
Executive Vice President and
Chief Financial Officer,
Treasurer and Secretary
of the Company

Keith W. Ritzmann, 44                                                   802           *                  200              *
Vice President and Controller
of the Company

                                                                           SHARES OF THE COMPANY'S COMMON STOCK
                                                                           AND CLASS B COMMON STOCK AND PERCENT
                                                                             OF CLASS BENEFICIALLY OWNED (1)
                                                                 -------------------------------------------------------------
NAME, AGE AND
PRINCIPAL OCCUPATION                                                                                 CLASS B
DURING PAST FIVE YEARS                                            COMMON STOCK     PERCENT        COMMON STOCK        PERCENT
---------------------------------------------------------------  --------------  -----------     --------------      ---------
Gabelli Funds, Inc. (5% shareholder)                              2,323,400         11.7%               -0-               *
One Corporate Center
Rye, NY 10580

All Directors and Executive                                      10,811,323         54.6%2        11,296,602            99.5%
Officers as a group (8 persons)

------------------------

(1) Unless otherwise indicated, represents shares over which each nominee exercises sole voting or investment power.

(2) Barry Ackerley and Gail Ackerley are husband and wife. Includes 7,264 shares of Common Stock and 264 shares of Class B Common Stock held by Gail A. Ackerley, of which Mr. Ackerley disclaims beneficial ownership.

(3) Barry Ackerley and Gail Ackerley are husband and wife. The amount shown includes 10,772,212 shares of Common Stock and 11,271,355 shares of Class B Common Stock held by Barry A. Ackerley, of which Mrs. Ackerley disclaims beneficial ownership.

(4) Includes 14,330 shares of Class B Common Stock held by his minor children, for which William Ackerley exercises sole voting and investment power as custodian under the Washington Uniform Transfer to Minor Act.

*   Indicates amounts equal to less than 1% of the outstanding shares.

    As of March 14, 1997, Barry A. Ackerley and Gabelli Funds, Inc. were the only persons to the Company's knowledge owning beneficially more than 5% of the outstanding shares of Common Stock and Class B Common Stock.

                       ITEM 13--CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

    In June 1990, a corporation owned by the Company's Chairman and Chief Executive Officer, Barry A. Ackerley, entered into an agreement with a subsidiary of the Company to provide air transportation services for the Seattle SuperSonics and other Company purposes. The agreement calls for monthly fees of approximately $63,000 for such services and may be terminated on December 31, 1998 at the option of either party.

    Kimberly Cleworth, who is Barry and Gail Ackerley's daughter, began serving as the Company's Vice President of Marketing on January 1, 1994 and was paid a total of $108,575 for the year as compensation for such services.

    From time to time the company advances funds to Mr. Barry Ackerley for his personal use. Since January 1, 1994, the highest aggregate amount of such loans was $350,000. For the years ended December 31, 1996, 1995 and 1994, the aggregate outstanding principal amounts of such loans were $-0-, $-0- and $150,000, respectively. Interest on this indebtedness accrues and is imputed at the same rate as that charged to the Company on its senior bank debt.

    For additional information concerning directors and certain executive officers of the Company, see the section entitled "Executive Officers of the Registrant" under Part I, Item 4 of this report.

                                  SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be filed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 1997.


                                THE ACKERLEY GROUP, INC.


                                BY:  /S/ KEITH W. RITZMANN
                                     -----------------------------
                                     Keith W. Ritzmann
                                     Vice President and Controller