Form 10-Q
period 1997-06-30
ACKERLEY GROUP INC
filed 1997-08-13
CIK 319120

-------------------------------------------------------------------------------

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

FOR THE QUARTER ENDED JUNE 30, 1997
                      -------------

                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM             TO
                               -----------    -------------

COMMISSION FILE NUMBER 1-10321

                               THE ACKERLEY GROUP, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                    91-1043807
  (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                                  1301 FIFTH AVENUE,
                                     SUITE 4000
                                  SEATTLE, WA  98101
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

                                           YES       NO  X
                                               ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               CLASS                              OUTSTANDING AT AUGUST 1, 1997
------------------------------------              -----------------------------
COMMON STOCK, $.01 PAR VALUE                            19,814,724 SHARES
CLASS B COMMON STOCK, $.01 PAR VALUE                    11,353,570 SHARES

                                  TABLE OF CONTENTS


                           PART I - FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEETS
         JUNE 30, 1997 AND DECEMBER 31, 1996 . . . . . . . . . .       1

         CONSOLIDATED STATEMENTS OF OPERATIONS THREE
         AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996. . .       2

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996. . . . .       3

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . .       4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . .       5

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .      11


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . .      11

                            THE ACKERLEY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   (UNAUDITED)
                                                                    JUNE 30,       DECEMBER 31,
                                                                      1997             1996
                                                                   -----------     ------------
                           ASSETS                                        (IN THOUSANDS)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                         $    5,535     $    2,910
  ACCOUNTS RECEIVABLE, NET                                              43,730         43,754
  CURRENT PORTION OF BROADCAST RIGHTS                                    2,861          5,656
  PREPAID CONTRACTS                                                      4,783          7,080
  OTHER CURRENT ASSETS                                                  15,413          9,765
                                                                    ----------     ----------
    TOTAL CURRENT ASSETS                                                72,322         69,165

PROPERTY AND EQUIPMENT, NET                                             93,135         88,136
INTANGIBLES, NET                                                        41,730         41,856
OTHER ASSETS                                                            24,737         25,755
                                                                    ----------     ----------
    TOTAL ASSETS                                                    $  231,924     $  224,912
                                                                    ----------     ----------
                                                                    ----------     ----------

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                  $    4,594     $    5,019
  ACCRUED INTEREST                                                       4,186          3,959
  OTHER ACCRUED LIABILITIES                                             18,917         16,160
  DEFERRED REVENUE                                                      12,014         20,050
  CURRENT PORTION OF BROADCAST OBLIGATIONS                               4,502          7,032
  CURRENT PORTION OF LONG-TERM DEBT                                      5,724          5,791
                                                                    ----------     ----------
    TOTAL CURRENT LIABILITIES                                           49,937         58,011

LONG-TERM DEBT - NONCURRENT PORTION                                    233,675        229,350
LITIGATION ACCRUAL                                                      13,121         13,248
OTHER LONG-TERM LIABILITIES                                              5,991          8,142
                                                                    ----------     ----------
    TOTAL LIABILITIES                                                  302,724        308,751

STOCKHOLDERS' DEFICIENCY:
  COMMON STOCK, $.01 PAR VALUE:  AUTHORIZED 50,000,000 SHARES,
    ISSUED 21,189,670 SHARES AT JUNE 30, 1997 AND 21,186,724
    SHARES AT DECEMBER 31, 1996; AND OUTSTANDING 19,814,724
    SHARES AT JUNE 30, 1997 AND 19,811,778 SHARES AT
    DECEMBER 31, 1996.                                                     212            212
  CLASS B COMMON STOCK, $.01 PAR VALUE:  AUTHORIZED 11,406,510
    SHARES; AND ISSUED AND OUTSTANDING 11,353,570 SHARES AT
    JUNE 30, 1997 AND 11,353,810 SHARES AT DECEMBER 31, 1996.              114            114
  CAPITAL IN EXCESS OF PAR VALUE                                         3,195          3,195
  DEFICIT                                                              (64,232)       (77,271)
  LESS COMMON STOCK IN TREASURY, AT COST                               (10,089)       (10,089)
                                                                    ----------     ----------

    TOTAL STOCKHOLDERS' DEFICIENCY                                     (70,800)       (83,839)
                                                                    ----------     ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $  231,924     $  224,912
                                                                    ----------     ----------
                                                                    ----------     ----------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE ACKERLEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                              1997           1996           1997           1996
                                           ----------     ---------     ----------     ----------
                                             (IN THOUSANDS EXCEPT          (IN THOUSANDS EXCEPT
                                              PER SHARE AMOUNTS)            PER SHARE AMOUNTS)

REVENUE                                    $  77,308      $  76,971     $  156,554     $  146,823

LESS AGENCY COMMISSIONS
  AND DISCOUNTS                               (9,101)        (8,736)       (16,893)       (15,661)
                                           ----------     ---------     ----------     ----------

NET REVENUE                                   68,207         68,235        139,661        131,162

EXPENSES AND OTHER INCOME:
  OPERATING EXPENSES                         (49,141)       (48,455)      (108,289)       (98,771)
  DEPRECIATION AND AMORTIZATION               (3,291)        (3,776)        (6,522)        (7,307)
  INTEREST EXPENSE                            (6,246)        (6,333)       (12,409)       (12,220)
  OTHER INCOME(EXPENSE), NET                    (348)           206           (442)           269
                                           ----------     ---------     ----------     ----------

    TOTAL EXPENSES AND
     OTHER INCOME                            (59,026)       (58,358)      (127,662)      (118,029)
                                           ----------     ---------     ----------     ----------

INCOME BEFORE INCOME TAX                       9,181          9,877         11,999         13,133
INCOME TAX BENEFIT (EXPENSE)                   1,288           (730)         1,664           (863)
                                           ----------     ---------     ----------     ----------

NET INCOME                                 $  10,469      $   9,147     $   13,663     $   12,270
                                           ----------     ---------     ----------     ----------
                                           ----------     ---------     ----------     ----------

NET INCOME PER COMMON SHARE                $    0.33      $    0.29     $     0.43     $     0.39
                                           ----------     ---------     ----------     ----------
                                           ----------     ---------     ----------     ----------

CASH DIVIDENDS PER COMMON SHARE            $    0.02      $    0.02     $     0.02     $     0.02
                                           ----------     ---------     ----------     ----------
                                           ----------     ---------     ----------     ----------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                            31,767         31,793         31,767         31,793

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE ACKERLEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED

                                                         FOR THE SIX MONTH PERIODS ENDED
                                                          JUNE 30,            JUNE 30,
                                                            1997                1996
                                                         ----------          -----------
                                                                 (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES:                 10,346              11,974

CASH FLOWS FROM INVESTING ACTIVITIES:
    PROCEEDS FROM SALE OF PROPERTY                            134                  14
    CAPITAL EXPENDITURES                                  (10,163)             (4,633)
    ACQUISITIONS:
      PROPERTY AND EQUIPMENT                                    0              (3,389)
      INTANGIBLE ASSETS                                         0              (4,482)
    OTHER, NET                                               (566)             (8,188)
                                                         --------            --------
  NET CASH USED BY INVESTING ACTIVITIES                   (10,595)            (20,678)


CASH FLOWS FROM FINANCING ACTIVITIES:
    BORROWINGS UNDER CREDIT AGREEMENTS                     11,000              22,000
    PAYMENTS UNDER CREDIT AGREEMENTS                       (6,458)            (12,825)
    DIVIDENDS PAID                                           (623)               (623)
    OTHER, NET                                             (1,045)             (1,210)
                                                         --------            --------
  NET CASH PROVIDED BY (USED BY) FINANCING
   ACTIVITIES                                               2,874               7,342
                                                         --------            --------
                                                         --------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,625              (1,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              2,910               6,421
                                                         --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  5,535            $  5,059
                                                         --------            --------
                                                         --------            --------

  SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    BROADCAST RIGHTS ACQUIRED AND BROADCAST
      OBLIGATIONS ASSUMED                                $    891            $  1,539

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

NOTE 2.  INCOME TAXES

During the first six months of 1997, the Company reduced the valuation allowance for deferred tax assets which resulted in the recording of a deferred tax asset of $6,237,000. The recognized deferred tax asset is based on the Company's expected utilization of net operating loss carryforwards and reversal of certain temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $13.7 million for the first six months of 1997, a $1.4 million or 11.4% improvement over last year's first six months. Net revenues for the six months increased over the same period last year by $8.5 million or 6.5%, while the Company's Operating Cash Flow, as defined below, decreased $1.7 million or 5.3%.

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

On June 30, 1997, the Company entered into a local marketing agreement with Utica Television Partners, L.L.C., owners of television station WUTR licensed to the market of Utica, New York. The Company will provide programming and sales services to WUTR. On July 28, 1997, the Company entered into a Purchase and Sale Agreement with US Broadcast Group, L.L.C. and US Broadcast Group Licensee, L.P.I to acquire television station WMGC licensed to the market of Binghamton, New York. The acquisition, which will cost $9.0 million, is subject to the approval and consent of the Federal Communications Commission. Currently, the Company is providing programming and sales services at WMGC under a local marketing agreement with US Broadcast Group, L.L.C. and US Broadcast Licensee L.P.I.

RESULTS OF OPERATIONS

The following two tables set forth certain historical financial and operating data of the Company for the three month and six month periods ended June 30, 1997 and 1996, respectively. Beginning 1997, the Company will present its operations as four business segments instead of three. These are Out-Of-Home Media, Broadcasting, Sports & Entertainment, and Corporate. Certain prior years' data have been apportioned among the segments to conform to this presentation.

                              STATEMENT OF OPERATIONS
                              (DOLLARS IN THOUSANDS)

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------------  ---------------------------------------------
                                            1997                 1996                   1997                  1996
                                    -------------------  --------------------  ---------------------   ---------------------
                                                  AS %                  AS %                   AS %                    AS %
                                                 OF NET                OF NET                 OF NET                  OF NET
                                      AMOUNT    REVENUE    AMOUNT     REVENUE     AMOUNT     REVENUE     AMOUNT      REVENUE
                                    ---------   -------  ---------    -------   ---------    -------   ---------     --------
NET REVENUE . . . . . . . . . . . . $  68,207            $  68,235              $ 139,661              $ 131,162

OPERATING EXPENSES AND
 OTHER INCOME:
  OPERATING EXPENSES. . . . . . . .   (49,141)  (72.0)%    (48,455)   (71.0)%    (108,289)    (77.5)%     (98,771)    (75.3)%
  OTHER INCOME (EXPENSE),NET. . . .      (348)   (0.5)         206      0.3          (442)     (0.3)          269       0.2
                                    ---------            ---------              ---------              ----------
    TOTAL OPERATING EXPENSES
     AND OTHER INCOME . . . . . . .   (49,489)  (72.5)     (48,249)   (70.7)     (108,731)    (77.8)      (98,502)    (75.1)
                                    ---------            ---------              ---------              ----------

OPERATING CASH FLOW . . . . . . . .    18,718    27.5       19,986     29.3        30,930      22.2        32,660      24.9

OTHER EXPENSES:
  DEPRECIATION AND
   AMORTIZATION . . . . . . . . . .    (3,291)   (4.8)      (3,776)    (5.5)       (6,522)     (4.7)       (7,307)     (5.6)
  INTEREST EXPENSE. . . . . . . . .    (6,246)   (9.2)      (6,335)    (9.3)      (12,409)     (8.9)      (12,220)     (9.3)
                                    ---------            ---------              ---------              ----------

    TOTAL OTHER EXPENSES. . . . . .    (9,537)  (14.0)     (10,109)   (14.8)      (18,931)    (13.6)      (19,527)    (14.9)
                                    ---------            ---------              ---------              ----------

INCOME BEFORE INCOME TAXES. . . . .     9,181    13.5        9,877     14.5        11,999       8.6        13,133      10.0

INCOME TAX BENEFIT (EXPENSE). . . .     1,288     1.9         (730)    (1.1)        1,664       1.2          (863)     (0.7)
                                    ---------            ---------              ---------              ----------

NET INCOME. . . . . . . . . . . . . $  10,469   15.4 %   $   9,147     13.4 %   $  13,663       9.8 %  $   12,270       9.3 %
                                    ---------            ---------              ---------              ----------
                                    ---------            ---------              ---------              ----------

                   OPERATING INFORMATION BY BUSINESS SEGMENT
                              (DOLLARS IN THOUSANDS)

                                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------   -------------------------
                                                     1997           1996          1997           1996
                                                 -----------     -----------   -----------    ----------
NET REVENUE:
  OUT-OF-HOME MEDIA . . . . . . . . . . . .       $  29,029      $  26,467     $   53,933     $   47,685
  BROADCASTING. . . . . . . . . . . . . . .          22,659         21,150         45,401         41,316
  SPORTS & ENTERTAINMENT. . . . . . . . . .          16,519         20,618         40,327         42,161
  CORPORATE . . . . . . . . . . . . . . . .               0              0              0              0
                                                 -----------     -----------   -----------    ----------
    TOTAL NET REVENUE . . . . . . . . . . .       $  68,207      $  68,235     $  139,661     $  131,162
                                                 -----------     -----------   -----------    ----------
                                                 -----------     -----------   -----------    ----------

OPER  EXP AND OTHER INCOME:
  OUT-OF-HOME MEDIA . . . . . . . . . . . .       $  17,660      $  15,899     $   34,968     $   31,327
  BROADCASTING. . . . . . . . . . . . . . .          15,033         13,323         28,414         24,852
  SPORTS & ENTERTAINMENT. . . . . . . . . .          13,763         16,685         40,278         38,007
  CORPORATE . . . . . . . . . . . . . . . .           3,033          2,342          5,071          4,316
                                                 -----------     -----------   -----------    ----------
    TOTAL OPER EXP AND OTHER INC. . . . . .       $  49,489      $  48,249     $  108,731     $   98,502
                                                 -----------     -----------   -----------    ----------
                                                 -----------     -----------   -----------    ----------

OPERATING CASH FLOW:
  OUT-OF-HOME MEDIA . . . . . . . . . . . .       $  11,369      $  10,568     $   18,965     $   16,358
  BROADCASTING. . . . . . . . . . . . . . .           7,626          7,827         16,987         16,464
  SPORTS & ENTERTAINMENT. . . . . . . . . .           2,756          3,933             49          4,154
  CORPORATE . . . . . . . . . . . . . . . .          (3,033)        (2,342)        (5,071)        (4,316)
                                                 -----------     -----------   -----------    ----------
    TOTAL OPERATING CASH FLOW . . . . . . .       $  18,718      $  19,986     $   30,930     $   32,660
                                                 -----------     -----------   -----------    ----------
                                                 -----------     -----------   -----------    ----------

CHANGE IN NET REVENUE FROM
  PRIOR PERIODS:
  OUT-OF-HOME MEDIA . . . . . . . . . . . .             9.7 %          8.9 %         13.1 %          5.8 %
  BROADCASTING. . . . . . . . . . . . . . .             7.1           23.4            9.9           15.4
  SPORTS & ENTERTAINMENT. . . . . . . . . .           (19.9)         158.8           (4.3)          66.5
  CORPORATE . . . . . . . . . . . . . . . .              NA             NA             NA             NA
    CHANGE IN TOTAL NET REVENUE . . . . . .             0.0           38.1            6.5           23.5

OPERATING DATA AS A PERCENT OF
  NET REVENUE:
  OPER EXP AND OTHER INCOME:
    OUT-OF-HOME MEDIA . . . . . . . . . . .            60.8 %         60.1 %         64.8 %         65.7 %
    BROADCASTING. . . . . . . . . . . . . .            66.3           63.0           62.6           60.2
    SPORTS & ENTERTAINMENT. . . . . . . . .            83.3           80.9           99.9           90.1
    CORPORATE . . . . . . . . . . . . . . .              NA             NA             NA             NA
       TOTAL OPER EXP AND OTHER INC.. . . .            72.6           70.7           77.9           75.1

  OPERATING CASH FLOW:
    OUT-OF-HOME MEDIA . . . . . . . . . . .            39.2 %         39.9 %         35.2 %         34.3 %
    BROADCASTING. . . . . . . . . . . . . .            33.7           37.0           37.4           39.8
    SPORTS & ENTERTAINMENT. . . . . . . . .            16.7           19.1            0.1            9.9
    CORPORATE . . . . . . . . . . . . . . .              NA             NA             NA             NA
      TOTAL OPERATING CASH FLOW ..... . . .            27.4           29.3           22.1           24.9

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

NET REVENUE. Net revenue of $68.2 million for the quarter ended June 30, 1997 remained unchanged from the comparable quarter in 1996. The Company's out-of-home media segment's net revenue increased $2.6 million or 9.7% mainly due to increased national advertising sales. The net revenue of the Company's broadcasting segment showed an increase of $1.5 million or 7.1% resulting from increased rates and sales volumes. The Company's sports & entertainment segment's net revenue decreased $4.1 million or 19.9% due to the Sonics participating in 12 games of the 1997 NBA playoffs compared to 21 games in 1996.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $1.3 million or 2.6% to $49.5 million in 1997 compared to $48.2 million in 1996. In the Company's out-of-home media segment, operating expenses and other income increased by $1.8 million or 11.1% to $17.7 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $1.7 million or 12.8% to $15.0 million due to higher programming, promotion, and production expenses. Operating expenses and other income from the Company's sports & entertainment segment decreased $2.9 million or 17.5% to $13.8 million from decreased basketball operating expenses related to the Sonics participating in 12 games of the 1997 NBA playoffs compared to 21 games in 1996. In the Company's corporate segment, operating expenses and other income increased by $0.7 million or 29.5% to $3.0 million.

OPERATING CASH FLOW. As a result of the above, the Company's Operating Cash Flow decreased $1.3 million or 6.3% for the three months ended June 30, 1997 from the same period in 1996. The $0.8 million increase in the out-of-home segment's Operating Cash Flow was offset by a $0.2 million decrease in the broadcast segment's Operating Cash Flow, a $1.2 million decrease in the sports & entertainment segment's Operating Cash Flow, and a $0.7 million decrease in the corporate segment's Operating Cash Flow for the quarter. Operating Cash Flow as a percentage of net revenue decreased to 27.4% for the three months ended June 30, 1997 from 29.3% for the comparable period in 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased $0.5 million or 12.9% to $3.3 million in 1997 as compared to $3.8 million in 1996.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1997 remained unchanged from the comparable period in 1996.

INCOME TAX EXPENSE. For the second quarter 1997, the Company incurred a $1.3 income tax benefit compared to a income tax expense of $0.7 million for the second quarter 1996. The benefit resulted from the recognition of a $4.6 million deferred tax asset during the quarter.

NET INCOME. Net income of $10.5 million for the three months ended June 30, 1997 increased $1.3 million or 14.5% from $9.2 million for the comparable period in 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

NET REVENUE. Net revenue for the six months ended June 30, 1997 increased $8.5 million or 6.5% to $139.7 million from $131.2 million for the comparable quarter in 1996. The Company's out-of-home media segment's net revenue increased $6.2 million or 13.1% mainly due to increased national advertising sales. The net revenue of the Company's broadcasting segment increased $4.1 million or 9.9% resulting from the addition of television station KFTY, the local management agreement with television station KION, and increased rates and sales volumes. The Company's sports & entertainment segment's net revenue decreased $1.8 million or 4.3% due to the Sonics participating in 12 games of the 1997 NBA playoffs compared to 21 games in 1996.

OPERATING EXPENSES AND OTHER INCOME. Operating expenses and other income increased $10.2 million or 10.4% to $108.7 million in 1997 compared to $98.5 million in 1996. In the Company's out-of-home media segment, operating expenses and other income increased by $3.6 million or 11.6% to $35.0 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses and other income in the Company's broadcasting segment increased by $3.6 million or 14.3% to $28.4 million due to the addition of KFTY, the local management agreement with KION, and higher programming, promotion, and production expenses. Operating expenses and other income from the Company's sports & entertainment segment increased $2.3 million or 6.0% to $40.3 million from higher basketball operating expenses related to players' salaries and transportation costs during the regular season offset by lower costs associated with the Sonics participating in 12 games of the 1997 NBA playoffs compared to 21 games in 1996. In the Company's corporate segment, operating expenses and other income increased by $0.7 million or 17.5% to $5.1 million.

OPERATING CASH FLOW. As a result of the above, the Company's Operating Cash Flow decreased $1.7 million or 5.3% for the six months ended June 30, 1997 from the same period in 1996. The $2.6 million increase in the out-of-home segment's Operating Cash Flow and a $ 0.5 million increase in the broadcasting segment's Operating Cash Flow was offset by a $4.1 million decrease in the sports & entertainment segment's Operating Cash Flow and a $0.7 million decrease in the corporate segment's Operating Cash Flow. Operating Cash Flow as a percentage of net revenue decreased to 22.1% for the six months ended June 30, 1997 from 24.9% for the comparable period in 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased $0.8 million or 10.7% to $6.5 million in 1997 as compared to $7.3 million in 1996.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1997 increased slightly by $0.2 or 0.2% to $12.4 million from $12.2 million in 1996 mainly due to higher average debt balances during the period compared to the same period in 1996.

INCOME TAX EXPENSE. For the first six months of 1997, the Company incurred a $1.7 income tax benefit compared to a income tax expense of $0.9 million for the comparable period in 1996. The benefit resulted from the recognition of a $6.2 million deferred tax asset during the period.

NET INCOME. Net income of $13.7 million for the six months ended June 30, 1997 increased $1.4 million or 11.4% from $12.3 million for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of August 1, 1997, the Company had approximately $14.0 million available for borrowing under the revolving credit facility of the Credit Agreement. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Presently, borrowings under the Credit Agreement bear annual interest at either the prime rate plus 0.75% or LIBOR plus 2.00%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of June 30, 1997, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries.

The Company's working capital increased to $22.4 million at June 30, 1997 from $11.2 million at December 31, 1996. For the periods presented, the Company financed its working capital needs from a combination of cash provided by operating activities and borrowings under the Credit Agreement. Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first six months of 1997 decreased to $10.3 million from $12.0 million in the comparable period in 1996.

At June 30, 1997, the Company's capital resources consisted of $5.5 million in cash and cash equivalents and approximately $14.0 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $10.2 million in the first six months of 1997 were financed with a combination of cash provided by operating activities and borrowings under the Credit Agreement. These capital expenditures were primarily for advertising signs, displays, vehicles, operating equipment, broadcasting equipment, and a new broadcast facility for KGET TV in Bakersfield, California.

On July 28, 1997, the Company entered into a Purchase and Sale Agreement with US Broadcast Group, L.L.C. and US Broadcast Group Licensee, L.P.I to acquire television station WMGC licensed to the market of Binghamton, New York. The acquisition, which will cost $9.0 million, is subject to the approval and consent of the Federal Communications Commission. Currently, the Company is providing programming and sales services at WMGC under a local marketing agreement with US Broadcast Group, L.L.C. and US Broadcast Licensee L.P.I.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders of the Company was held on May 5, 1997.

         (b)  The following directors were elected at the above meeting:
              Barry A. Ackerley, Gail A. Ackerley, Richard P. Cooley,
              M. Ian G. Gilchrist, and Michel C. Thielen.

         (c)  The result of the vote for the directors was as follows:

    DIRECTOR               FOR          AGAINST   ABSTAINED      NOT VOTED
    --------               ---          -------   ---------      ---------
Barry A. Ackerley      131,245,545         0        187,610      1,917,947
Gail A. Ackerley       131,244,945         0        188,210      1,917,947
Richard P. Cooley      131,245,155         0        188,000      1,917,947
M. Ian G. Gilchrist    131,245,355         0        187,800      1,917,947
Michel C. Thielen      131,245,355         0        187,800      1,917,947


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

                                       THE ACKERLEY GROUP, INC.




DATED:  AUGUST 12, 1997                BY
                                          ------------------------------------
                                          DENIS M. CURLEY
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER,
                                          TREASURER AND SECRETARY
                                          (PRINCIPAL FINANCIAL OFFICER)