Form 10-Q
period 1997-09-30
ACKERLEY GROUP INC
filed 1997-11-14
CIK 319120

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                 _____________

                                   FORM 10-Q
                               QUARTERLY REPORT
                                     UNDER
                             SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                 _____________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER 1-10321

                           THE ACKERLEY GROUP, INC.
                   (formerly Ackerley Communications, Inc.)
            (Exact name of registrant as specified in its charter)

           DELAWARE                                        91-1043807
(State or other jurisdiction                   (IRS Employer Identification No.)
incorporation or organization)

                              1301 FIFTH AVENUE,
                                  SUITE 4000
                              SEATTLE, WA  98101
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

                                                   YES      NO  X
                                                       ___     ___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               CLASS                             OUTSTANDING AT NOVEMBER 1, 1997
--------------------------------------------------------------------------------
COMMON STOCK, $.01 PAR VALUE                            20,159,591 SHARES
CLASS B COMMON STOCK, $.01 PAR VALUE                    11,353,510 SHARES

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


         CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 1997 AND DECEMBER 31, 1996. . . . . . . . . . . .      1


         CONSOLIDATED STATEMENTS OF OPERATIONS THREE
         AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
         SEPTEMBER 30, 1996. . . . . . . . . . . . . . . . . . . . . . .      2


         CONSOLIDATED STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1997
         AND SEPTEMBER 30, 1996. . . . . . . . . . . . . . . . . . . . .      3


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . .      4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . .      6


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .     12


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                           THE ACKERLEY GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                          (UNAUDITED)
                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1997             1996
                                                         -------------    ------------
                                    ASSETS                       (IN THOUSANDS)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                $  3,997         $  2,910
  ACCOUNTS RECEIVABLE, NET                                   42,134           43,754
  CURRENT PORTION OF BROADCAST RIGHTS                         8,254            5,656
  PREPAID CONTRACTS                                           8,063            7,080
  OTHER CURRENT ASSETS                                       18,483            9,765
                                                           --------         --------
    TOTAL CURRENT ASSETS                                     80,931           69,165

PROPERTY AND EQUIPMENT, NET                                  93,803           88,136
INTANGIBLES, NET                                             40,915           41,856
OTHER ASSETS                                                 27,960           25,755
                                                           --------         --------
    TOTAL ASSETS                                           $243,609         $224,912
                                                           --------         --------
                                                           --------         --------

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                         $  5,718         $  5,019
  ACCRUED INTEREST                                            7,288            3,959
  OTHER ACCRUED LIABILITIES                                  16,330           16,160
  DEFERRED REVENUE                                           27,257           20,050
  CURRENT PORTION OF BROADCAST OBLIGATIONS                    9,551            7,032
  CURRENT PORTION OF LONG-TERM DEBT                           5,698            5,791
                                                           --------         --------
    TOTAL CURRENT LIABILITIES                                71,842           58,011

LONG-TERM DEBT - NONCURRENT PORTION                         221,243          229,350
LITIGATION ACCRUAL                                            8,072           13,248
OTHER LONG-TERM LIABILITIES                                   7,391            8,142
                                                           --------         --------
    TOTAL LIABILITIES                                       308,548          308,751

STOCKHOLDERS' DEFICIENCY:
  COMMON STOCK, $.01 PAR VALUE:  AUTHORIZED 50,000,000
    SHARES, ISSUED 21,525,137 SHARES AT SEPTEMBER 30, 1997
    AND 21,186,724 SHARES AT DECEMBER 31, 1996; AND
    OUTSTANDING 20,150,191 SHARES AT SEPTEMBER 30, 1997
    AND 19,811,778 SHARES AT DECEMBER 31, 1996.                 215              212
  CLASS B COMMON STOCK, $.01 PAR VALUE:  AUTHORIZED
    11,406,510 SHARES; AND ISSUED AND OUTSTANDING
    11,353,510 SHARES AT SEPTEMBER 30, 1997 AND
    11,353,810 SHARES AT DECEMBER 31, 1996.                     114              114
  CAPITAL IN EXCESS OF PAR VALUE                              8,113            3,195
  DEFICIT                                                   (63,292)         (77,271)
  LESS COMMON STOCK IN TREASURY, AT COST                    (10,089)         (10,089)
                                                           --------         --------

    TOTAL STOCKHOLDERS' DEFICIENCY                          (64,939)         (83,839)
                                                           --------         --------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $243,609         $224,912
                                                           --------         --------
                                                           --------         --------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE ACKERLEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                    1997              1996              1997              1996
                                -------------     -------------     -------------     -------------
                                     (IN THOUSANDS EXCEPT                (IN THOUSANDS EXCEPT
                                      PER SHARE AMOUNTS)                  PER SHARE AMOUNTS)
REVENUE                           $ 60,818          $ 53,335          $ 217,372         $ 200,158

LESS AGENCY COMMISSIONS
  AND DISCOUNTS                     (8,213)           (7,493)           (25,106)          (23,154)
                                  --------          --------          ---------         ---------

NET REVENUE                         52,605            45,842            192,266           177,004

EXPENSES:
  OPERATING EXPENSES               (42,423)          (34,587)          (151,154)         (133,089)
  STOCK COMPENSATION EXPENSE        (4,743)                0             (4,743)                0
  LITIGATION EXPENSE ADJUSTMENT      5,000                 0              5,000                 0
  DEPRECIATION AND AMORTIZATION     (3,336)           (4,108)            (9,858)          (11,415)
  INTEREST EXPENSE                  (6,722)           (5,959)           (19,131)          (18,179)
                                  --------          --------          ---------         ---------

    TOTAL EXPENSES                 (52,224)          (44,654)          (179,886)         (162,683)
                                  --------          --------          ---------         ---------

INCOME BEFORE INCOME TAX               381             1,188             12,380            14,321
INCOME TAX BENEFIT (EXPENSE)           559              (809)             2,223            (1,672)
                                  --------          --------          ---------         ---------

NET INCOME                        $    940          $    379          $  14,603         $  12,649
                                  --------          --------          ---------         ---------
                                  --------          --------          ---------         ---------

NET INCOME PER COMMON SHARE       $   0.03          $   0.01          $    0.46         $    0.40
                                  --------          --------          ---------         ---------
                                  --------          --------          ---------         ---------

CASH DIVIDENDS PER COMMON SHARE   $   0.02          $   0.02          $    0.02         $    0.02
                                  --------          --------          ---------         ---------
                                  --------          --------          ---------         ---------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                  31,536            31,818             31,536            31,818


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE ACKERLEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                   FOR THE NINE MONTH PERIODS ENDED
                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                       1997              1996
                                                                   -------------     --------------
                                                                           (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES:                             26,061            17,877

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF PROPERTY                                          275               959
  CAPITAL EXPENDITURES                                                (13,192)           (9,145)
  ACQUISITIONS:
    PROPERTY AND EQUIPMENT                                                  0            (3,389)
    INTANGIBLE ASSETS                                                       0            (4,482)
  OTHER, NET                                                           (2,362)           (6,350)
                                                                     --------          --------
  NET CASH USED BY INVESTING ACTIVITIES                               (15,279)          (22,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER CREDIT AGREEMENTS                                   12,500            22,000
  PAYMENTS UNDER CREDIT AGREEMENTS                                    (19,440)          (14,757)
  DIVIDENDS PAID                                                         (623)             (623)
  OTHER, NET                                                           (2,132)           (2,292)
                                                                     --------          --------
  NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES                  (9,695)            4,328
                                                                     --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,087              (202)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          2,910             6,421
                                                                     --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  3,997          $  6,219
                                                                     --------          --------
                                                                     --------          --------

  SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    BROADCAST RIGHTS ACQUIRED AND BROADCAST OBLIGATIONS ASSUMED      $ 11,031          $  7,304
    STOCK ISSUED AS COMPENSATION                                     $  4,743          $      0
    REDUCTION OF LITIGATION ACCRUAL                                  $  5,000          $      0


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE ACKERLEY GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PREPARATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. The accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The results of operations for any interim period are not necessarily indicative of anticipated results for the full year. The Company's results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the Company's operations. In particular, the Company's net revenue and operating cash flow historically have been affected positively during the NBA basketball season (the first, second, and fourth quarters) and by increased advertising activity in the out-of-home media and broadcasting segments during the second and fourth quarters.

In 1997, the Company began presenting the Consolidated Statement of Cash Flows using the indirect method instead of the direct method which was used in prior years.

NOTE 2.  INCOME TAXES
During the first nine months of 1997, the Company reduced the valuation allowance for deferred tax assets which resulted in the recording of a deferred tax asset of $7.2 million. The recognized deferred tax asset is based on the Company's expected utilization of net operating loss carryforwards and reversal of certain temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

NOTE 4.  STOCK COMPENSATION EXPENSE
In 1997, the Company amended certain employees' stock option agreements, converting their incentive stock options to nonqualified options. In the third quarter, 338,000 nonqualified options were exercised. The Company recognized non-cash compensation expense of $4.7 million representing the difference between the exercise price of the converted options and the fair value of the Company's common stock on the exercise date of the options.

NOTE 5.  LITIGATION ACCRUAL
The Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. On February 29, 1996, a jury issued a verdict awarding the plaintiffs compensatory and punitive damages. The Company recorded an accrual of $14.2 million related to the verdict which also included an estimate for additional legal costs. Following post-trial motions, the punitive damages award was reduced. The Company is currently appealing the verdict. Based on the Company's progress to date with respect to the appeal, the Company's management decided the final verdict, plus legal costs, will not exceed $8.1 million. Consequently, the Company reduced its litigation accrual by $5.0 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $14.6 million for the first nine months of 1997, a $2.0 million or 15.9% improvement over last year's first nine months. Net revenues for the nine months increased over the same period last year by $15.3 million or 8.6%, while the Company's Operating Cash Flow, as defined below, decreased $2.8 million or 6.4%.

As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, management believes that Operating Cash Flow (defined as net revenue less operating expenses and corporate overhead, before amortization, depreciation, interest, stock compensation, and litigation expense) is also an appropriate measure of the Company's financial performance. This measure excludes expenses consisting of depreciation, amortization, interest, stock compensation, and litigation because these are not considered by the Company to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow, however, is not to be considered an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

In 1997, the Company amended certain employees' stock option agreements, converting their incentive stock options to nonqualified options. In the third quarter, 338,000 nonqualified options were exercised. The Company recognized non-cash compensation expense of $4.7 million representing the difference between the exercise price of the converted options and the fair value of the Company's common stock on the exercise date of the options.

The Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. On February 29, 1996, a jury issued a verdict awarding the plaintiffs compensatory and punitive damages. The Company recorded an accrual of $14.2 million related to the verdict which also included an estimate for additional legal costs. Following post-trial motions, the punitive damages award was reduced. The Company is currently appealing the verdict. Based on the Company's progress to date with respect to the appeal, the Company's management decided the final verdict, plus legal costs, will not exceed $8.1 million. Consequently, the Company reduced its litigation accrual by $5.0 million.

RESULTS OF OPERATIONS

The following two tables set forth certain historical financial and operating data of the Company for the three months and nine months ended September 30, 1997 and 1996, respectively. In 1997, the Company began presenting its operations as three business segments: Out-Of-Home Media, Broadcasting, and Sports & Entertainment. Certain prior years' data have been apportioned among the segments to conform to this presentation.

                             RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                        THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------------------    ----------------------------------------------
                                          1997                    1996                     1997                     1996
                                  --------------------    --------------------    ---------------------    ---------------------
                                                AS %                    AS %                     AS %                     AS %
                                               OF NET                  OF NET                   OF NET                   OF NET
                                   AMOUNT      REVENUE     AMOUNT      REVENUE      AMOUNT      REVENUE      AMOUNT      REVENUE
                                  --------     -------    --------     -------    ---------     -------    ---------     -------
NET REVENUE.....................  $ 52,605                $ 45,842                $ 192,266                $ 177,004

SEGMENT OPERATING EXPENSES......   (39,809)    (75.7)%     (32,992)    (72.0)%     (143,469)    (74.6)%     (127,178)    (71.9)%
CORPORATE OVERHEAD..............    (2,614)     (5.0)       (1,595)     (3.5)        (7,685)     (4.0)        (5,911)     (3.3)
                                  --------                --------                ---------                ---------

    TOTAL OPERATING EXPENSES....   (42,423)    (80.6)      (34,587)    (75.4)      (151,154)    (78.6)      (133,089)    (75.2)
                                  --------                --------                ---------                ---------

OPERATING CASH FLOW.............    10,182      19.4        11,255      24.6         41,112      21.4         43,915      24.8

OTHER EXPENSES:
  STOCK COMPENSATION............    (4,743)     (9.0)            0       0.0         (4,743)     (2.5)             0       0.0
  LITIGATION EXPENSE............     5,000       9.5             0       0.0          5,000       2.6              0       0.0
  DEPRECIATION AND
    AMORTIZATION................    (3,336)     (6.3)       (4,108)     (9.0)        (9,858)     (5.1)       (11,415)     (6.4)
  INTEREST EXPENSE..............    (6,722)    (12.8)       (5,959)    (13.0)       (19,131)    (10.0)       (18,179)    (10.3)
                                  --------                --------                ---------                ---------

    TOTAL OTHER EXPENSES........    (9,801)     18.6       (10,067)    (22.0)       (28,732)     14.9        (29,594)    (16.7)
                                  --------                --------                ---------                ---------

INCOME BEFORE INCOME TAXES......       381       0.7         1,188       2.6         12,380       6.4         14,321       8.1

INCOME TAX BENEFIT (EXPENSE)....       559       1.1          (809)     (1.8)         2,223       1.2         (1,672)     (0.9)
                                  --------                --------                ---------                ---------

NET INCOME......................  $    940       1.8 %    $    379       0.8 %    $  14,603       7.6 %    $  12,649       7.2 %
                                  --------                --------                ---------                ---------
                                  --------                --------                ---------                ---------


                   OPERATING INFORMATION BY BUSINESS SEGMENT
                             (DOLLARS IN THOUSANDS)


                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                       --------------------      ----------------------
                                         1997         1996          1997          1996
                                       -------      -------      --------      --------
NET REVENUE:
  OUT-OF-HOME MEDIA................    $29,138      $26,424      $ 83,071      $ 74,109
  BROADCASTING.....................     21,358       18,282        66,759        59,598
  SPORTS & ENTERTAINMENT...........      2,109        1,136        42,436        43,297
                                       -------      -------      --------      --------
    TOTAL NET REVENUE..............    $52,605      $45,842      $192,266      $177,004
                                       -------      -------      --------      --------
                                       -------      -------      --------      --------

SEGMENT OPERATING EXPENSES:
  OUT-OF-HOME MEDIA................    $18,303      $15,948      $ 53,271      $ 47,275
  BROADCASTING.....................     15,759       13,352        44,173        38,204
  SPORTS & ENTERTAINMENT...........      5,747        3,692        46,025        41,699
                                       -------      -------      --------      --------
    TOTAL SEGMENT OPERATING
      EXPENSE......................    $39,809      $32,992      $143,469      $127,178
                                       -------      -------      --------      --------
                                       -------      -------      --------      --------

OPERATING CASH FLOW:
  OUT-OF-HOME MEDIA................    $10,835      $10,476      $ 29,800      $ 26,834
  BROADCASTING.....................      5,599        4,930        22,586        21,394
  SPORTS & ENTERTAINMENT...........     (3,638)      (2,556)       (3,589)        1,598
                                       -------      -------      --------      --------
    TOTAL SEGMENT OPERATING
      CASH FLOW....................     12,796       12,850        48,797        49,826
  CORPORATE OVERHEAD...............     (2,614)      (1,595)       (7,685)       (5,911)
                                       -------      -------      --------      --------
    TOTAL OPERATING CASH FLOW......    $10,182      $11,255      $ 41,112      $ 43,915
                                       -------      -------      --------      --------
                                       -------      -------      --------      --------

CHANGE IN NET REVENUE FROM
  PRIOR PERIODS:
  OUT-OF-HOME MEDIA................       10.3 %        8.5 %        12.1 %         6.7 %
  BROADCASTING.....................       16.8         23.1          12.0          17.7
  SPORTS & ENTERTAINMENT...........       85.7        (15.7)         (2.0)         62.4
    CHANGE IN TOTAL NET REVENUE....       14.8         13.1           8.6          20.6

OPERATING DATA AS A PERCENT OF
  NET REVENUE:
  SEGMENT OPERATING EXPENSES:
    OUT-OF-HOME MEDIA..............       62.8 %       60.4 %        64.1 %        63.8 %
    BROADCASTING...................       73.8         73.0          66.2          64.1
    SPORTS & ENTERTAINMENT.........      272.5        325.0         108.5          96.3
    TOTAL SEGMENT OPERATING
      EXPENSES.....................       75.7         72.0          74.6          71.9

  OPERATING CASH FLOW:
    OUT-OF-HOME MEDIA..............       37.2 %       39.6 %        35.9 %        36.2 %
    BROADCASTING...................       26.2         27.0          33.8          35.9
    SPORTS & ENTERTAINMENT.........     (172.5)      (225.0)         (8.5)          3.7
    CORPORATE OVERHEAD.............         NA           NA            NA            NA
      TOTAL OPERATING CASH FLOW....       19.4         24.6          21.4          24.8


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUE. Net revenue of $52.6 million for the quarter ended September 30, 1997 increased $6.8 million or 14.8% from the comparable quarter in 1996. The Company's out-of-home media segment's net revenue increased $2.7 million or 10.3% mainly due to increased national advertising sales. The net revenue of the Company's broadcasting segment showed an increase of $3.1 million or 16.8% resulting from the effects of increased rates and sales volumes and the addition of local marketing agreements with the television stations WMGC and WUTR. The Company's sports & entertainment segment's net revenue increased $1.0 million or 85.7% due to increased advertising and ticket sales for the Seattle SeaDogs regular season and the addition of a Seattle SuperSonics retail location.

OPERATING EXPENSES EXCLUDING CORPORATE OVERHEAD. Operating expenses increased $6.8 million or 20.7% to $39.8 million in 1997 compared to $33.0 million in 1996. In the Company's out-of-home media segment, operating expenses increased by $2.4 million or 14.8% to $18.3 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses in the Company's broadcasting segment increased by $2.4 million or 18.0% to $15.8 million due to the effects of higher programming, promotion, and production expenses and the addition of local marketing agreements with the television stations WMGC and WUTR. Operating expenses from the Company's sports & entertainment segment increased $2.0 million or 55.7% to $5.7 million primarily due to the addition of a Seattle SuperSonics retail location and increased team compensation costs.

CORPORATE OVERHEAD. Corporate overhead expenses increased by $1.0 million or 63.9% to $2.6 million mainly due to increased utilization of outside services, insurance expenses, and travel and entertainment costs in the third quarter 1997.

OPERATING CASH FLOW. As a result of the above, the Company's Operating Cash Flow decreased $1.0 million or 8.9% for the third quarter 1997 from the same period in 1996 mainly due to a $1.0 million increase in corporate overhead. Operating Cash Flow as a percentage of net revenue decreased to 19.4% for the third quarter 1997 from 24.6% for the comparable period in 1996.

STOCK COMPENSATION EXPENSE. The Company recognized $4.7 million of stock compensation expense for the three months ended September 30, 1997. There was no stock compensation expense during the comparable period of 1996.

LITIGATION EXPENSE. In the third quarter of 1997, the Company reduced an accrual for a litigation expense by $5.0 million. No such adjustment was made in the third quarter of 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased $0.8 million or 19.5% to $3.3 million in 1997 as compared to $4.1 million in 1996 mainly due to certain intangible assets becoming fully amortized in 1997.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1997 increased $0.7 million or 11.6% to $6.7 million from $6.0 million in 1996 mainly due to higher interest rates and higher average debt balances during the quarter.

INCOME TAX EXPENSE. For the third quarter 1997, the Company incurred a $0.5 million income tax benefit compared to an income tax expense of $0.8 million for the comparable period in 1996. The benefit resulted from the recognition of a $0.9 million deferred tax asset during the period.

NET INCOME. Net income of $0.9 million for the three months ended September 30, 1997 increased $0.5 million or 125.0% from $0.4 million for the comparable period in 1996 mainly due to the recognition of a deferred tax asset in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUE. Net revenue increased $15.3 million or 8.6% to $192.3 million in 1997 compared to $177.0 million in 1996. The Company's out-of-home media segment's net revenue increased $9.0 million or 12.1% mainly due to increased national advertising sales. The net revenue of the Company's broadcasting segment increased $7.2 million or 12.0% resulting from the effects of increased rates and sales volumes and the additions of KFTY and local management agreements with television stations KION, WMGC, and WUTR. The Company's sports & entertainment segment's net revenue decreased $0.9 million or 2.0% mainly due to the Sonics participating in 12 games of the 1997 NBA playoffs compared to 21 games in 1996.

OPERATING EXPENSES EXCLUDING CORPORATE OVERHEAD. Operating expenses increased $16.3 million or 12.8% to $143.5 million in 1997 compared to $127.2 million in 1996. In the Company's out-of-home media segment, operating expenses increased by $6.0 million or 12.7% to $53.3 million from a combination of expenses related to increased sales and from the effects of inflation on operating expenses. Operating expenses in the Company's broadcasting segment increased by $6.0 million or 15.6% to $44.2 million due to the effects of higher programming, promotion, and production expenses and the additions of KFTY and local management agreements with KION, WMGC, and WUTR. Operating expenses from the Company's sports & entertainment segment increased $4.3 million or 10.4% to $46.0 million from higher basketball operating expenses related to players' salaries and transportation costs during the regular season offset by lower costs associated with the Sonics participating in 12 games of the 1997 NBA playoffs compared to 21 games in 1996.

CORPORATE OVERHEAD. Corporate overhead expenses increased by $1.8 million or 30.0% to $7.7 million mainly due to increased utilization of outside services and higher lease costs for facilities and equipment in 1997 as compared to 1996.

OPERATING CASH FLOW. As a result of the above, the Company's Operating Cash Flow decreased $2.8 million or 6.4% for the nine months ended September 30, 1997 from the same period in 1996 due to a combination of a $1.0 million decrease in Operating Cash Flow before corporate overhead and an $1.8 million increase in corporate overhead. Operating Cash Flow as a percentage of net revenue decreased to 21.4% for the nine months ended September 30, 1997 from 24.8% for the comparable period in 1996.

STOCK COMPENSATION EXPENSE. The Company recognized $4.7 million of stock compensation expense for the nine months ended September 30, 1997. There was no stock compensation expense during the comparable period of 1996.

LITIGATION EXPENSE. For the nine months ended September 30, 1997, the Company reduced an accrual for a litigation expense by $5.0 million. No such adjustment to the litigation accrual was made in the comparable period of 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased $1.5 million or 13.2% to $9.9 million in 1997 as compared to $11.4 million in 1996 mainly due to certain intangible assets becoming fully amortized in 1997.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1997 increased $0.9 million or 4.9% to $19.1 million from $18.2 million in 1996 mainly due to higher average debt balances during 1997.

INCOME TAX EXPENSE. For the first nine months of 1997, the Company incurred a $2.2 income tax benefit compared to an income tax expense of $1.7 million for the comparable period in 1996. The benefit resulted from the recognition of a $7.2 million deferred tax asset during the period.

NET INCOME. Net income of $14.6 million for the nine months ended September 30, 1997 increased $2.0 million or 15.9% from $12.6 million for the comparable period in 1996 mainly due to the recognition of a deferred tax asset in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of November 1, 1997, the Company had approximately $16.7 million available for borrowing under the revolving credit facility of the Credit Agreement. The Credit Agreement and Subordinated Note Agreements require the consent of the banks and other lenders prior to any material expansion of the Company's operations.

Presently, borrowings under the Credit Agreement bear annual interest at either the prime rate plus 1.00% or LIBOR plus 2.25%. The Senior Notes bear annual interest at 10.75%. The Subordinated Notes bear average annual interest at 10.58%. The borrowings and the Notes are subject to the Company's compliance with certain financial ratios and covenants set forth in the Credit Agreement, Senior Note Indenture and Subordinated Note Agreements. As of September 30, 1997, the Company was in compliance with all such ratios and covenants. The borrowings under the Credit Agreement and the Senior Notes are secured by the pledge of stock of the Company's subsidiaries.

The Company's working capital decreased $2.1 million to $9.1 million at September 30, 1997 from $11.2 million at December 31, 1996 primarily due to the increase in current assets from the recognition of the deferred tax asset being offset by increases in accrued interest and deferred revenue. For the periods presented, the Company financed its working capital needs from a combination of cash provided by operating activities and borrowings under the Credit Agreement. Historically, the Company's long-term liquidity needs for acquisitions have been financed by additions to its long-term debt, principally through bank borrowings or private placements of senior and subordinated debt. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first nine months of 1997 increased to $26.1 million from $17.9 million in 1996.

At September 30, 1997, the Company's capital resources consisted of $4.0 million in cash and cash equivalents and approximately $24.2 million available under the Credit Agreement.

Capital expenditures for new property and equipment of $13.2 million in the first nine months of 1997 were financed with a combination of cash provided by operating activities and borrowings under the Credit Agreement. These capital expenditures were primarily for advertising signs, displays, vehicles and equipment, broadcasting equipment, and building facilities.


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

              3.  AMENDED AND RESTATED BYLAWS

              27. FINANCIAL DATA SCHEDULE.

         (b)  REPORTS ON FORM 8-K:

              NONE.


                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                            THE ACKERLEY GROUP, INC.


DATED:  NOVEMBER 12, 1997                   BY _____________________________
                                               DENIS M. CURLEY
                                               CO-PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER,
                                               TREASURER AND SECRETARY
                                               (PRINCIPAL FINANCIAL OFFICER)