Form 10-K/A
period 1997-12-31
ACKERLEY GROUP INC
filed 1998-03-13
CIK 319120

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A

/XX/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended       December 31, 1996
                                -----------------

                                       OR
/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

for the transition period from _____________ to _____________________________

                         Commission File Number 1-10321


                            THE ACKERLEY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                           91-1043807
----------------------------                      ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


1301 Fifth Avenue, Suite 4000
Seattle, Washington                                            98101
----------------------------                      ----------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code: (206) 624-2888
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: Common Stock
                                                            ------------

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

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

                           ITEM 3 - LEGAL PROCEEDINGS

     LAMBERT V. ACKERLEY. In December 1994, six former employees of certain subsidiaries of the Company filed a complaint in King County Superior Court against Seattle SuperSonics, Inc. and Full House Sports and Entertainment, Inc., both wholly-owned subsidiaries of the Company, and two of their officers, Barry
A. Ackerley and William N. Ackerley (collectively, "Defendants"). The Complaint alleged various violations of applicable wage and hour laws and breaches of employment contracts. The Plaintiffs sought unspecified damages and injunctive relief.

     On or about January 10, 1995, those claims were removed on motion by the defendants to the U.S. District Court for the Western District of Washington in Seattle. On September 5, 1995, the Plaintiffs amended the claims (1) to specify violations of Washington and U.S. federal labor laws and (2) to seek additional relief, including liquidated and punitive damages under the U.S. Fair Labor Standards Act and double damages under Washington law for willful refusal to pay overtime and minimum wages.

     On February 29, 1996, the jury rendered a verdict finding that the Defendants had wrongfully terminated Plaintiffs' employment under Washington law and U.S. federal laws, and awarding compensatory damages of approximately $1.0 million for the Plaintiffs and punitive damages against the Defendants of $12.0 million. Following post-trial motions, the Court reduced the punitive damages award to $4,182,000, comprised of $1,394,000 against each of Barry A. Ackerley and William N. Ackerley, and $1,394,000 against the corporate defendants collectively.

     On November 22, 1996, the defendants filed their Notice of Appeal from the U.S. District Court to the Ninth Circuit Court of Appeals in San Francisco. In early 1997, the defendants filed their opening brief with the Ninth Circuit. No additional action has occurred with respect to the appeal.

     GENERAL. The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. In addition, the Company participates in various governmental and administrative proceedings relating to, among other things, condemnation of outdoor advertising structures without payment of just compensation, disputes regarding airport franchises and matters affecting the operation of broadcasting facilities. Other than as indicated above, the Company believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon its business or financial condition.

     The NBA regularly becomes involved in litigation with present or former players, league employees, persons with interests in franchises and others. The Company is unaware of any pending or threatened litigation which would have a material adverse effect upon the business or financial condition of the NBA or any of its members, including the SuperSonics.

                                     PART II

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


                                                                               YEAR END DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                    1996               1995         1994              1993             1992
                                                    ----               ----         ----              ----             ----
                                                                     (In thousands except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue                                        $ 279,662          $ 235,820      $ 211,728         $ 192,958        $ 187,295
  Less agency commissions and discounts          (32,364)           (28,423)       (25,626)          (22,341)         (22,769)
                                              ----------         ----------     ----------        ----------       ----------
Net revenue                                      247,298            207,397        186,102           170,617          164,526
Expenses and other income
  Operating expenses                             186,846            156,399        143,469           132,774          125,441
  Disposition of assets                              ---                ---         (2,506)              759           (2,147)
  Depreciation and Amortization                   16,996             13,243         10,883            12,018           13,915
  Interest expense                                24,461             25,010         25,909            22,431           23,809
  Litigation expense                                 ---             14,200            ---               ---              ---
  Other (Income) expense                             108                (56)          (657)             (458)              13
                                              ----------         ----------     ----------        ----------       ----------
    Total expenses and other income              228,411            208,796        177,098           167,524          161,031
                                              ----------         ----------     ----------        ----------       ----------
Income (loss) before income taxes
  and extraordinary item                          18,887             (1,399)         9,004             3,093            3,495
Income taxes                                       2,758              1,515             73               133            1,188
                                              ----------         ----------     ----------        ----------       ----------
Income (loss) before extraordinary  item          16,129             (2,914)         8,931(1)          2,960            2,307
Extraordinary item - loss on
   extinguishment of debt in 1996, 1994 and
   1993; utilization of tax loss carry
   forward in 1992                                  (355)               ---         (2,009)             (625)           1,188
                                              ----------         ----------     ----------        ----------       ----------

Net income (loss) applicable to
  common shares                                 $ 15,774          $  (2,914)     $   6,832         $   2,335        $   3,495
                                              ----------         ----------     ----------        ----------       ----------
                                              ----------         ----------     ----------        ----------       ----------
Per common share:
  Income (loss) before
    extraordinary item                         $     .51          $    (.09)     $     .28         $     .09        $     .07
  Extraordinary item                                (.01)               ---           (.06)             (.02)             .04
                                              ----------         ----------     ----------        ----------       ----------
                                              ----------         ----------     ----------        ----------       ----------
  Net income (loss)                            $     .50          $    (.09)     $     .22         $     .07        $     .11
                                              ----------         ----------     ----------        ----------       ----------
                                              ----------         ----------     ----------        ----------       ----------
  Dividends                                    $     .02          $    .015      $     ---         $     ---        $     ---
                                              ----------         ----------     ----------        ----------       ----------
                                              ----------         ----------
  Common shares used in per
    share computation                             31,760             31,545         31,483            31,204           30,900
CONSOLIDATED BALANCE SHEET
  DATA (AT END OF PERIOD):
Working capital                                $  11,154      $      15,110     $   16,783        $    7,970        $ (17,375)
Total assets                                     224,912            189,882        170,783           160,491          165,824
Total long-term debt                             229,350            215,328        225,613           213,165          195,448
Total debt                                       235,141            220,147        228,646           224,080          233,617
Stockholder's deficiency                         (83,839)           (99,093)       (95,958)         (102,852)        (105,228)


---------------
(1)  See Note 2 to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

     The following tables set forth certain historical financial and operating data of the Company for the three-year period ended December 31, 1996, including separate net revenue, operating expense and other income and Operating Cash Flow information by segment:


                                                                          YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------------------
                                                       1996                        1995                           1994
                                               ---------------------------------------------------------------------------------
                                                             AS %                          AS %                          AS %
                                                             OF NET                        OF NET                        OF NET
                                               AMOUNT       REVENUE         AMOUNT        REVENUE        AMOUNT         REVENUE
                                               ------       -------         ------        -------        ------         -------
                                                                                (In thousands)
Net revenue. . . . . . . . . . . . . . . . .   $247,298      100.0%        $207,397       100.0%        $186,102        100.0%

Operating expenses and other
 (income) expenses:
   Operating expenses. . . . . . . . . . . .    186,846       75.6          156,399        75.4          143,469         77.1
   Other (income) expense, net . . . . . . .        108       (0.0)             (56)       (0.0)            (657)        (0.4)
                                                -------                     -------                      -------
      Total operating expenses and
        other income . . . . . . . . . . . .    186,954       75.6          156,343        75.4          142,812         76.7
                                                -------                     -------                      -------
Operating Cash Flow. . . . . . . . . . . . .     60,344       24.4           51,054        24.6           43,290         23.3
Other expenses:
   Depreciation and amortization . . . . . .     16,996        6.9           13,243         6.4           10,883          5.8
   Interest expense. . . . . . . . . . . . .     24,461        9.9           25,010        12.1           25,909         13.9
                                                -------                     -------                      -------
      Total other expenses . . . . . . . . .     41,457       16.8           38,253        18.5           36,792         13.9
Income before disposition of assets, income
 taxes, and litigation expense, and
 extraordinary item  . . . . . . . . . . . .     18,887        7.6           12,801         6.1            6,498          3.5
  Litigation expense . . . . . . . . . . . .       ---        ---           14,200         6.8              ---          ---
   Disposition of assets . . . . . . . . . .       ---        ---              ---         ---           (2,506)         1.3
   Income tax expense. . . . . . . . . . . .      2,758        1.1            1,515         0.7               73          ---
                                                -------                     -------                      -------
Income (loss) before extraordinary item. . .     16,129        6.5           (2,914)       (1.4)           8,931          4.8
Extraordinary item . . . . . . . . . . . . .       (355)      (0.1)             ---         ---           (2,099)        (1.1)
                                                -------                     -------                      -------
Net income (loss). . . . . . . . . . . . . .   $ 15,774        6.4        $  (2,914)       (1.4)         $ 6,832          3.7
                                                -------                     -------                      -------
                                                -------                     -------                      -------

                                                                      YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                1996            1995          1994
                                                            -------------------------------------------
                                                                       (Dollars in thousands)
NET REVENUE:
   Out-of-home media.. . . . . . . . . . . . . . . . .        $ 99,833       $ 93,177       $ 85,436
   Broadcasting. . . . . . . . . . . . . . . . . . . .         118,171         94,108         83,463
   Other . . . . . . . . . . . . . . . . . . . . . . .          29,294         20,112         17,203
                                                              --------       --------      ---------
       Total net revenue . . . . . . . . . . . . . . .        $247,298       $207,397       $186,102
                                                              --------       --------      ---------
                                                              --------       --------      ---------

OPERATING EXPENSE AND OTHER INCOME:
   Out-of-home media.. . . . . . . . . . . . . . . . .        $ 63,924       $ 61,199       $ 58,409
   Broadcasting. . . . . . . . . . . . . . . . . . . .          69,291         54,601         49,901
   Other . . . . . . . . . . . . . . . . . . . . . . .          53,739         40,543         34,502
                                                              --------       --------      ---------
       Total operating expenses and other income . . .        $186,954       $156,343       $142,812
                                                              --------       --------      ---------
                                                              --------       --------      ---------
OPERATING CASH FLOW:
   Out-of-home media.. . . . . . . . . . . . . . . . .        $ 35,909       $ 31,978       $ 27,027
   Broadcasting. . . . . . . . . . . . . . . . . . . .          48,880         39,507         33,562
   Other.. . . . . . . . . . . . . . . . . . . . . . .         (24,445)       (20,431)       (17,299)
                                                              --------       --------      ---------
       Total Operating Cash Flow.. . . . . . . . . . .        $ 60,344       $ 51,054       $ 43,290
                                                              --------       --------      ---------
                                                              --------       --------      ---------

CHANGE IN NET REVENUE FROM PRIOR PERIODS:
   Out-of-home media.. . . . . . . . . . . . . . . . .             7.1%           9.1%          14.1%
   Broadcasting. . . . . . . . . . . . . . . . . . . .            25.6           12.8            7.9
   Other.. . . . . . . . . . . . . . . . . . . . . . .            45.7           16.9           (6.6)
       Change in total net revenue . . . . . . . . . .            19.2           11.4            9.1

OPERATING DATA AS A PERCENTAGE
 OF NET REVENUE:
   Operating expenses and other income:
       Out-of-home media.. . . . . . . . . . . . . . .            64.0%          65.7%          68.4%
       Broadcasting. . . . . . . . . . . . . . . . . .            58.6           58.0           59.8
       Other . . . . . . . . . . . . . . . . . . . . .           183.4          201.6          200.6
          Total operating expenses and other income. .            75.6           75.4           76.7
   Operating Cash Flow:
       Out-of-home media.. . . . . . . . . . . . . . .            36.0%          34.3%          31.6%
       Broadcasting. . . . . . . . . . . . . . . . . .            41.4           42.0           40.2
       Other . . . . . . . . . . . . . . . . . . . . .           (83.4)        (101.6)        (100.6)
          Total Operating Cash Flow. . . . . . . . . .            24.4           24.6           23.3

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

     The Company expended $8.8 million, $13.1 million and $14.4 million for capital additions in 1994, 1995 and 1996, respectively. The Company anticipates that 1997 capital expenditures consisting primarily of construction and maintenance of billboard structures, broadcasting equipment, and other capital additions will be between $13.0 million and $16.0 million.

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

             ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is included in Item 14, pages F-1 through F-21.

                                    PART III

                     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

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


------------------------------------------------------------------------------------------------------------------------------------
 Name, Age and                                                     Shares of the Company's Common Stock
 Principal Occupation                                              and Class B Common Stock and Percent
 During Past Five Years                                            of Class Beneficially Owned (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Class B
                                                              Common Stock          Percent          Common Stock        Percent
                                                              ------------          -------          ------------        -------
 Barry A. Ackerley, 62                                       10,779,476 (2)          54.4%          11,217,619(2)         99.3%
 Chairman and Chief Executive Officer of the
 Company; Company Director since 1975

 Gail A. Ackerley, 59                                        10,779,476 (3)          54.4%          11,217,619(3)         99.3%
 Co-Chairman of the Company
 Chairman of Ackerley Corporate Giving (Company's
 charitable  activities);
 Company Director since 1995

 Richard P. Cooley, 73                                           4,631                 *                 -0-                *
 Retired, Chairman (1988-April 1994)
 and Chief Executive Officer (1988-1991), Seattle-First
 National Bank; director, Egghead Software Inc.;
 Director since 1995

 M. Ian G. Gilchrist, 47                                         1,491                 *                 -0-                *
 Managing Director (May 1995-present), Salomon Brothers
 Inc.; Managing Director (February 1992-May 1995), CS First
 Boston Corporation (investment banking -
 media/telecommunications);
 Company Director since 1995



------------------------------------------------------------------------------------------------------------------------------------
 Name, Age and                                                     Shares of the Company's Common Stock
 Principal Occupation                                              and Class B Common Stock and Percent
 During Past Five Years                                            of Class Beneficially Owned (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Class B
                                                              Common Stock          Percent          Common Stock        Percent
                                                              ------------          -------          ------------        -------

 Michel C. Thielen, 62                                           1,491                 *                 -0-                *
 Chairman of the Board and President, Thielen &
 Associates (advertising agency);
 Vice President, Executive Wings, Inc. (airport
 operations company); Company Director since 1979

 William N. Ackerley, 36                                         23,430                *              24,783 (4)            *
 President and Chief Operating Officer of the Company

 Denis M. Curley, 49                                               2                   *                 -0-                *
 Executive Vice President and Chief Financial Officer,
 Treasurer and Secretary of the Company

 Keith W. Ritzmann, 44                                            802                  *                 200                *
 Vice President and Controller
 of the Company

 Gabelli Funds, Inc. (5% shareholder)                          2,323,400             11.7%               -0-                *
 One Corporate Center
 Rye, NY  10580

 All Directors and Executive                                   10,811,323            54.6%            11,296,602          99.5%
 Officers as a group (8 persons)


---------------
(1) Unless otherwise indicated, represents shares over which each nominee exercises sole voting or investment power.
(2) Barry Ackerley and Gail Ackerley are husband and wife. Includes 7,264 shares of Common Stock and 264 shares of Class B Common Stock held by Gail
     A. Ackerley, of which Mr. Ackerley disclaims beneficial ownership.
(3) Barry Ackerley and Gail Ackerley are husband and wife. The amount shown includes 10,772,212 shares of Common Stock and 11,271,355 shares of Class B Common Stock held by Barry A. Ackerley, of which Mrs. Ackerley disclaims beneficial ownership.
(4) Includes 14,330 shares of Class B Common Stock held by his minor children, for which William Ackerley exercises sole voting and investment power as custodian under the Washington Uniform Transfer to Minor Act.

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

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)(1) and (2)  FINANCIAL STATEMENTS AND SCHEDULES.

     The following documents are being filed as part of this Report:

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                          Number
                                                                          ------

Report of Ernst & Young, LLP, independent auditors . . . . . . . . . . .     F-1

Consolidated balance sheets as of December 31, 1996
  and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2

Consolidated statements of operations for the
  years ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .     F-3

Consolidated statements of stockholders' deficiency
  for the years ended December 31, 1996, 1995 and 1994 . . . . . . . . .     F-4

Consolidated statements of cash flows for the years
  ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . .     F-5

Notes to consolidated financial statements . . . . . . . . . . . . . . .     F-6

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1998.

                                             THE ACKERLEY GROUP, INC.


                                             By:  /s/ Keith W. Ritzmann
                                                  ---------------------
                                                  Keith W. Ritzmann
                                                  Vice President and Controller

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





Seattle, Washington
February 28, 1997

                            THE ACKERLEY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                     ASSETS

                                                           December 31,
                                                       1996           1995
                                                       -----          ----
                                                          (In thousands)
Current assets:
     Cash and cash equivalents                   $     2,910     $    6,421
     Accounts receivable, net                         43,754         43,590
     Current portion of broadcast rights               5,656          5,779
     Prepaid and other current assets                 16,845          9,423
                                                 -----------     ----------
          Total current assets                        69,165         65,213

Property and equipment, net                           88,136         81,368
Intangibles                                           41,856         31,412
Other assets                                          25,755         11,889
                                                 -----------     ----------
          Total assets                           $   224,912     $  189,882
                                                 -----------     ----------
                                                 -----------     ----------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                            $     5,019     $    4,284
     Accrued interest                                  3,959          3,628
     Other accrued liabilities                        16,160         12,958
     Deferred revenue                                 20,050         18,269
     Current portion of broadcasting
      obligations                                      7,032          6,145
     Current portion of long-term debt                 5,791          4,819
                                                 -----------     ----------
          Total current liabilities                   58,011         50,103

Long-term debt                                       229,350        215,328
Litigation accrual                                    13,248         14,200
Other long-term liabilities                            8,142          9,344
                                                 -----------     ----------
          Total liabilities                          308,751        288,975

Stockholders' deficiency:
     Common stock, par value $.01 per
     share--authorized 50,000,000 shares;
     issued 21,186,724 and 20,777,012
     shares at December 31, 1996 and 1995
     respectively; and outstanding
     19,811,778  and 19,402,066 shares
     at December 31, 1996 and 1995
     respectively                                        212            208

     Class B common stock, par value
     $.01 per share--authorized
     11,406,510 shares; issued and
     outstanding 11,353,810 and
     11,731,522 shares at December 31, 1996
     and 1995 respectively                               114            117

     Capital in excess of par value                    3,195          3,093
     Deficit                                         (77,271)       (92,422)
     Less common stock in treasury, at cost          (10,089)       (10,089)
                                                 -----------     ----------
          Total stockholders' deficiency             (83,839)       (99,093)
                                                 -----------     ----------
          Total liabilities and
           stockholders' deficiency              $   224,912     $  189,882
                                                 -----------     ----------
                                                 -----------     ----------

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                --------------


                                                                                            Year Ended December 31,
                                                                       ------------------------------------------------------------
                                                                           1996                         1995               1994
                                                                           ----                         ----               ----
                                                                                              (In thousands, except
                                                                                                 per share amounts)

 Revenue                                                               $ 279,662                    $ 235,820           $ 211,728
 Less Agency commissions and discounts                                    32,364                       28,423              25,626
                                                                       ---------                    ---------           ---------
 Net Revenue                                                             247,298                      207,397             186,102

 Expenses and other income:
      Operating expenses                                                 186,846                      156,399             143,469
      Amortization                                                         6,404                        5,734               3,794
      Depreciation                                                        10,592                        7,509               7,089
      Interest expense                                                    24,461                       25,010              25,909
      Other (income) expense                                                 108                          (56)               (657)
      Litigation expense                                                     ---                       14,200                 ---
      Disposition of assets                                                  ---                          ---              (2,506)
                                                                       ---------                    ---------           ---------
 Total expenses and other income                                         228,411                      208,796             177,098

 Income (loss) before income taxes
      and extraordinary items                                             18,887                       (1,399)              9,004
 Income taxes                                                              2,758                        1,515                  73
                                                                       ---------                    ---------           ---------
 Income (loss) before extraordinary items                                 16,129                       (2,914)              8,931
 Extraordinary items: loss on debt
      extinguishment in 1996 and 1994                                       (355)                         ---              (2,099)
                                                                       ---------                    ---------           ---------
 Net income (loss)                                                      $ 15,774                    $  (2,914)          $   6,832
                                                                       ---------                    ---------           ---------
                                                                       ---------                    ---------           ---------
 Income (loss) per common share,
      before extraordinary items                                       $     .51                    $    (.09)          $     .28
 Extraordinary items                                                        (.01)                         ---                (.06)
                                                                       ---------                    ---------           ---------
 Net income (loss) per common share                                    $     .50                    $    (.09)          $     .22
                                                                       ---------                    ---------           ---------
                                                                       ---------                    ---------           ---------

 Weighted average number of shares                                        31,760                       31,545              31,483



                             See accompanying notes

                            THE ACKERLEY GROUP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                  -------------


                                                                                                                           Common
                                                                        Class B         Capital in                        stock in
                                                      Common            common        excess of par                       treasury
                                                      stock              stock           value            Deficit         (at cost)
                                                    ---------         ----------      -------------   ------------       -----------
 Balance, January 1, 1994                          $    204           $   118          $  2,789         $(95,876)        $ (10,089)

 Exercise of stock options and stock                      1               ---                62              ---               ---
 conversions

 Net income                                             ---               ---               ---            6,832               ---
                                                   --------           -------          --------         --------          --------
 Balance, December 31, 1994                             205               118             2,851          (89,044)          (10,089)

 Exercise of stock options and stock
 conversions                                              3                (1)              242              ---               ---

 Cash dividend, $0.015 per share                        ---               ---               ---             (464)              ---

 Net income                                             ---               ---               ---           (2,914)              ---
                                                   --------           -------          --------         --------          ---------

 Balance, December 31, 1995                             208               117             3,093          (92,422)          (10,089)

 Exercise of stock options and stock
 conversions                                              4                (3)              102              ---               ---

 Cash dividend, $0.02 per share                         ---               ---               ---             (623)              ---

 Net income                                             ---               ---               ---           15,774               ---
                                                   --------           -------          --------         --------          --------
 Balance, December 31, 1996                        $    212           $   114          $  3,195         $(77,271)         $(10,089)
                                                   --------           -------          --------         --------          --------
                                                   --------           -------          --------         --------          --------


                             See accompanying notes

                            THE ACKERLEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  --------------

                                                 Year ended December 31,
                                             ----------------------------------
                                              1996           1995        1994
                                              ----           ----        ----
                                                     (In thousands)
Cash flows from operating activities:
  Cash received from customers              $ 238,209     $ 215,321   $ 178,524
  Cash paid to suppliers and employees       (193,518)     (154,564)   (144,073)
  Interest paid, net of amount capitalized    (21,524)      (24,032)    (22,784)
                                            ---------     ---------   ---------
    Net cash provided by operating
     activities                                23,167        36,725      11,667

Cash flows from investing activities:
  Proceeds from the sale of properties          1,474           478      13,306
  Payments from acquisitions                  (20,445)          ---     (17,397)
  Capital expenditures                        (13,124)      (15,098)     (8,794)
  Other, net                                   (7,524)         (457)     (6,162)
                                            ---------     ---------   ---------
    Net cash used in investing activities     (39,619)      (15,077)    (19,047)

Cash flows from financing activities:
  Borrowings from Credit Agreements            38,000        64,379      30,126
  Payments under Credit Agreements            (21,907)      (79,695)    (27,180)
  Dividends paid                                 (623)         (464)        ---
  Other, net                                   (2,529)       (1,735)        (10)
                                            ---------     ---------   ---------
    Net cash provided (used in)
     financing activities                      12,941       (17,515)      2,936
                                            ---------     ---------   ---------

Net increase (decrease) in cash and
 cash equivalents                              (3,511)        4,133      (4,444)
Cash and cash equivalents at beginning
  of period                                     6,421         2,288       6,732
                                            ---------     ---------   ---------
    Cash and cash equivalents at
     end of period                          $   2,910     $   6,421   $   2,288
                                            ---------     ---------   ---------
                                            ---------     ---------   ---------

Reconciliation of net income to net
 cash provided by operating activities:
  Net income (loss) applicable to common
    shares                                  $  15,774     $  (2,914)  $   6,832
  Adjustment to reconcile net income to
    net cash provided by
    operating activities:
     Litigation expense                          ---         14,200         ---
     Disposition of assets                       ---            ---      (2,506)
     Loss on debt extinguishment                 355            ---       2,099
     Depreciation and amortization            16,996         13,243      10,883
     Gain on sale of property and equipment     (423)           (50)       (209)
     NBA expansion proceeds                   (3,132)         5,165         ---
  Changes in assets and liabilities, net      (6,403)         7,081      (5,432)
                                            ---------     ---------   ---------
  Net cash provided by operating activities $  23,167     $  36,725   $  11,667
                                            ---------     ---------   ---------
                                            ---------     ---------   ---------

Supplemental disclosure of noncash
 transactions:
  Broadcast rights acquired and
    broadcast obligations assumed               9,165     $  10,337   $   6,020
  Assets acquired through barter transactions   1,342         1,065         479
  Capitalized leases                              ---         7,982         ---

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

     (i)  STOCK BASED COMPENSATION   ---  The Company grants stock options for a
fixed number of shares to employees with an exercise price equal to the fair value at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and recognized no compensation expense for the stock option grants.

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

                                                    1994
                                                   -----
     Net revenue                                $ 188,945
     Operating expenses                           182,762
     Income before extraordinary items              8,282
     Net income applicable to common shares         6,183
     Net income per common share                      .20

3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts is summarized as follows (in thousands):


                                                1996        1995         1994
                                                ----        ----         ----
 Balance at beginning of year              $   1,163   $   1,160     $     941
 Additions charged to operating expense        1,386         979         1,375
 Write-offs of receivables, net of
  recoveries                                  (1,123)       (976)       (1,156)
                                             -------     -------       -------
 Balance at end of year                    $   1,426   $   1,163     $   1,160
                                             -------     -------       -------
                                             -------     -------       -------

4.   CURRENT ASSETS AND CURRENT LIABILITIES

     At December 31, 1996 and 1995, prepaid and other current assets consist of the following (in thousands):

                                 1996        1995
                                 ----        ----
      Prepaid assets           $ 13,336    $ 7,421
      Other current assets        3,509      2,002
                                 ------      -----
                               $ 16,845    $ 9,423
                                 ------      -----
                                 ------      -----

     At December 31, 1996 and 1995, other accrued lilabilities consist of the following (in thousands):

                                      1996        1995
                                      ----        ----
      Accrued wages                 $  3,969    $ 1,861
      Other accrued liabilities       12,191     11,097
                                    --------    -------
                                    $ 16,160    $12,958
                                    --------    -------
                                    --------    -------

5.   PROPERTY AND EQUIPMENT

     At December 31, 1996 and 1995, property and equipment consisted of the following (in thousands):

                                                                 Estimated
                                         1996       1995        useful life
                                       --------   --------      ------------
     Land                              $  6,976   $  6,906
     Advertising structures              82,325     76,904       9-15 years
     Broadcast equipment                 52,712     49,635         10 years
     Building and improvements           33,264     29,959      20-40 years
     Office furniture and equipment      22,738     19,170         10 years
     Transportation and other equipment   9,238      9,964       5-15 years
     Equipment under capital leases       7,982      7,982         10 years
                                       --------   --------
                                        215,235    200,520
     Less accumulated depreciation      127,099    119,152
                                       --------   --------

                                       $ 88,136   $ 81,368
                                       --------   --------
                                       --------   --------


6.   INTANGIBLES

     At December 31, 1996 and 1995, intangibles consisted of the following (in thousands):

                                                                 Estimated
                                         1996       1995        useful life
                                       --------   --------      ------------
     Goodwill                          $48,923    $32,660       3-40 years
     Favorable leases and contracts     15,294     15,294       1-10 years
     Broadcasting licenses and
      agreements                         7,083      7,083       1-10 years
     Other                               4,250      4,302       1-30 years
                                       -------    -------
                                        75,550     59,339
     Less accumulated amortization      33,694     27,927
                                       -------    -------
                                       $41,856    $31,412
                                       -------    -------
                                       -------    -------

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

7.   DEBT

     Long-term debt at December 31, 1996 and 1995 reflected the following (in thousands):

                                             1996               1995
                                             ----               ----
     Credit Agreement                   $   55,000         $   35,000
     Senior notes                          120,000            120,000
     Subordinated notes payable             35,000             35,000
     Partnership debt                       13,903             16,879
     Capital lease obligation                7,268              7,982
     Deferred employment compensation,
       net of imputed interest discount of
       $1,395 in 1996 and $955 in 1995       3,378              4,137
     Other                                     592              1,149
                                         ---------          ---------
                                           235,141            220,147
     Less amounts classified as current      5,791              4,819
                                         ---------          ---------
                                         $ 229,350          $ 215,328
                                         ---------          ---------
                                         ---------          ---------


     Aggregate annual payments of long-term debt during the next five years are as follows (in thousands):

                           Credit Agreement               Deferred
                           And Subordinated            Compensation
                                Notes                    And Other
                           ----------------            -------------
        1997                  $  5,125                    $   740
        1998                    15,610                        520
        1999                    29,406                        963
        2000                    29,149                        271
        2001                    19,414                        594

        Future minimum payments under the capitalized lease obligation are as follows (in thousands):

                                                                Capitalized
                                                                   Lease
                                                                -----------
     1997                                                       $  1,237
     1998                                                          1,237
     1999                                                          1,237
     2000                                                          1,237
     2001                                                          1,237
     Later years                                                   2,937
                                                                --------
                                                                   9,122
     Less amount representing interest                             1,854
                                                                --------
     Present value of lease payments                               7,268
     Less amount classified as current                               750
                                                                --------
          Long-term capitalized lease obligation                $  6,518
                                                                --------
                                                                --------


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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996 and 1995 significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                             1996          1995
                                                             ----          ----
 Deferred tax liabilities:
      Tax over book depreciation                       $    8,701    $    8,265
      Prepaid player compensation                           4,457             0
                                                       ----------    ----------
 Total deferred tax liabilities                            13,158         8,265

 Deferred tax assets:
      Net operating loss carryforwards                     22,752        25,793
      Book over tax amortization                            5,210         1,990
      Tax credit carryforwards                                951         2,116
      Deferred compensation agreements                      1,293         1,582
      Litigation accrual                                    5,067         5,432
      Deferred NBA expansion revenue                        1,958         3,166
      Other                                                 3,129         2,657
                                                       ----------    ----------
 Total deferred tax assets                                 40,360        42,736
 Valuation allowance for deferred tax assets              (27,202)      (34,471)
                                                       ----------    ----------
 Net deferred tax assets                                   13,158         8,265
                                                       ----------    ----------

 Net deferred taxes                                    $        0    $        0
                                                       ----------    ----------
                                                       ----------    ----------

     Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                                             1996          1995          1994
                                           ------       -------         ------
     Current:
        Federal                            $ 1,561      $    422        $  68
        State                                1,197         1,093            5
                                           -------      --------        -----
       Provision for income taxes          $ 2,758      $  1,515        $  73
                                           -------      --------        -----
                                           -------      --------        -----

     At December 31, 1996, 1995, and 1994 the reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense is as follows (in thousands):


                                                1996         1995         1994
                                                ----         ----         ----
 Tax at U.S. statutory rate (34%)            $  6,422   $     (476)   $   2,348
 State income taxes and other                   1,732        1,569          283
 Net operating loss carryforwards              (7,004)         ---       (2,626)
 Alternative minimum tax                        1,608          422           68
                                             --------     --------    ---------
 Provision for income taxes                  $  2,758     $  1,515    $      73
                                             --------     --------    ---------
                                             --------     --------    ---------


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

     The Company's Employee Stock Option Plan (the "Plan") was approved by the Board of Directors and the stockholders of the Company in 1983. In 1994, the Plan was amended to extend the term of the plan and to increase the amount of common stock reserved for issuance to 1,000,000 shares. Under the Plan, the exercise price of the options equal the market price of the Company's stock on the date of grant and the options' maximum life is 10 years. The options vest at the end of five years of continuous employment.

     As required by FASB Statement 123, the pro forma information regarding net income and earnings per share has been calculated as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 (there were no option grants in 1996): Dividend yield of 0%; expected volatility of 55%; risk-free interest rate of 6%; and a weighted-average expected life of the options of 7.5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except earnings per share information):


                        1996                  1995                1994
                ------------------  --------------------   -----------------
As Reported     $ 15,774   $  0.50  $  (2,914)  $  (0.09)  $  6,832  $  0.22
Pro Forma       $ 15,554   $  0.49  $  (2,972)  $  (0.09)  $  6,832  $  0.22

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                1996                              1995                                1994
                                    ------------------------          -------------------------          ---------------------------

                                                  Weighted                          Weighted                            Weighted
                                                  Average                            Average                             Average
                                                  Exercise                       Exercise Price                      Exercise Price
                                    Options        Price              Options                            Options
 Options outstanding at
 beginning of year                     690,000      $   2.97             512,000       $   0.97             562,000        $   0.94
 Granted                                   --                            300,000           5.67                 --
 Exercised                            (32,000)          3.23            (40,000)           4.50                 --
 Canceled                                  --            --             (82,000)           0.69            (50,000)            0.69
                                      -------                           -------                            -------
 Options outstanding at end
 of year                              658,000       $   2.96            690,000        $   2.97            512,000          $  0.97
                                      -------                           -------                            -------
                                      -------                           -------                            -------
 Exercisable at end of year
                                           --                            20,000                             60,000
 Weighted average fair
 value of options granted
 during the year                           --                             $3.67                                --



     Exercise prices for options outstanding as of December 31, 1996 ranged from $0.69 to $7.63. The weighted-average remaining contractual life of those options is 7.0 years.

     A summary of stock options outstanding at December 31, 1996 is as follows:


                        Options         Weighted-Average
 Range of Exercise      Outstanding at  Remaining          Weighted-Average
 Price                  12/31/96        Contractual Life   Exercise Price
 -----                  --------        ----------------   --------------
 $0.00 - $0.69          358,000         5.7 years          $0.69
  0.70 -  3.44          160,000         8.1                 3.44
  3.45 -  7.63          140,000         9.0                 7.63
                        -------
 $0.00 - $7.63          658,000         7.0 years          $2.96

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

     The Company has employment contracts extending beyond December 31, 1996. Most of these contracts require that payments continue to be made if the individual should be unable to perform because of death or disability. Future minimum obligations under these contracts are as follows (in thousands):

          1997                                                $    29,121
          1998                                                     32,015
          1999                                                     23,418
          2000                                                     22,726
          2001                                                     22,487
          Later years                                              44,350
                                                              -----------
                                                              $   174,117
                                                              -----------
                                                              -----------

     The Company is required to make the following minimum operating lease payments for equipment and facilities under non-cancelable lease agreements, guaranteed display advertising franchises, and broadcasting obligations which expire in more than one year as follows (in thousands):


                                                                    Broadcast
                  Equipment/Facilities       Franchises            Obligations
                  --------------------       ----------            -----------
 1997                 $    4,675             $ 11,937               $  5,363
 1998                      4,297                7,325                  2,384
 1999                      3,819                5,087                  1,105
 2000                      3,133                4,252                    285
 2001                      2,876                2,624                    133
 Later years              13,864                  704                      0
                      ----------            ---------               --------
                      $   32,664            $  31,929               $  9,270
                      ----------            ---------               --------
                      ----------            ---------               --------

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

13.  SUPPLEMENT CASH FLOW INFORMATION

The following table summarizes the change in operating assets and liabilities (in thousands):


                                             1996           1995         1994
                                         ----------    -----------   ---------
 Accounts receivable                     $     (164)    $   (1,037)   $ (6,691)
 Other current assets                        (7,422)           965         315
 Accounts payable and accruals                3,937            818      (2,821)
 Accrued interest                               331         (1,171)        820
 Deferred revenue                             1,781          4,574       2,191
 Other, net                                  (4,866)         2,932         754
                                          ---------       --------   ---------
   Changes in operating assets and
   liabilities, net                       $  (6,403)      $  7,081   $  (5,432)
                                          ---------       --------   ---------
                                          ---------       --------   ---------

14.  INDUSTRY SEGMENT INFORMATION

     The Company is engaged in three business segments: Out-of-home media, Broadcasting, and Other. Selected financial information for these segments for the years ended December 31, 1996, 1995 and 1994 is presented as follows (in thousands):


                                                           Out-of-home       Broad-
                                                               media         casting        Other      Consolidated
                                                           -----------    ----------     ----------    ------------
1996:
-----
Net revenue                                                $  99,833      $   118,171    $   29,294    $   247,298
                                                           ---------      -----------    ----------    -----------
                                                           ---------      -----------    ----------    -----------
Operating cash flow before expenses listed below:          $  35,909      $    48,880    $  (24,445)        60,344
     Depreciation and amortization                            (5,615)         (10,273)       (1,108)       (16,996)
                                                           ---------      -----------    ----------    -----------
Income (loss) before expenses listed below:                $  30,294      $    38,607     $ (25,553)        43,348
                                                           ---------      -----------    ----------
                                                           ---------      -----------    ----------
Interest expense                                                                                            24,461
                                                                                                       -----------
Income before taxes and extraordinary item                                                             $    18,887
                                                                                                       -----------
                                                                                                       -----------


Identifiable assets                                        $  67,918      $   124,656    $   32,238    $   224,912
                                                           ---------      -----------    ----------    -----------
                                                           ---------      -----------    ----------    -----------
Capital expenditures, net of proceeds from
     retirements and disposals                             $   4,590      $     5,214    $    1,846    $    11,650
                                                           ---------      -----------    ----------    -----------
                                                           ---------      -----------    ----------    -----------

1995:
-----
Net revenue                                                $  93,177      $    94,108    $   20,112    $   207,397
                                                           ---------      -----------    ----------    -----------
                                                           ---------      -----------    ----------    -----------
Operating cash flow before expenses listed below:          $  31,978      $    39,507    $  (20,431)        51,054
     Depreciation and amortization                            (5,226)          (7,223)         (794)       (13,243)
                                                           ---------      -----------    ----------    -----------
Income (loss) before expenses listed below:                $  26,752      $    32,284    $  (21,225)        37,811
                                                           ---------      -----------    ----------
                                                           ---------      -----------    ----------
Litigation expense                                                                                          14,200
Interest expense                                                                                            25,010
                                                                                                       -----------
Loss before taxes and extraordinary item                                                               $    (1,399)
                                                                                                       -----------
                                                                                                       -----------
Identifiable assets                                        $  53,281      $   112,430    $   24,171    $   189,882
                                                           ---------      -----------    ----------    -----------
                                                           ---------      -----------    ----------    -----------

Capital expenditures, net of proceeds from
     retirements and disposals                             $   2,631      $    19,098    $      873    $    22,602
                                                           ---------      -----------    ----------    -----------
                                                           ---------      -----------    ----------    -----------

                                                           Out-of-home       Broad-
                                                               media         casting        Other      Consolidated
                                                           -----------    ----------     ----------    ------------
1994:
-----
Net revenue                                                $  85,436      $    83,463    $   17,203    $   186,102
                                                           ---------      -----------    ----------    -----------
                                                           ---------      -----------    ----------    -----------
Operating cash flow before gain (expenses) listed below:   $  27,028       $   33,561    $  (17,299)        43,290
     Disposition of assets                                       ---            2,506           ---          2,506
     Depreciation and amortization                            (5,297)          (4,954)         (632)       (10,883)
                                                           ---------      -----------    ----------    -----------

Income (loss) before expenses listed below:                $  21,731      $    31,113    $  (17,931)        34,913
                                                           ---------      -----------    ----------
                                                           ---------      -----------    ----------
Interest expense                                                                                            25,909
                                                                                                       -----------
Income before taxes and extraordinary item                                                             $     9,004
                                                                                                       -----------
                                                                                                       -----------
Identifiable assets                                        $  54,291      $    86,952    $   29,540    $   170,783
                                                           ---------      -----------    ----------    -----------
                                                           ---------      -----------    ----------    -----------

Capital expenditures, net of proceeds from
    retirements and disposals                              $   2,709      $     2,036    $    3,990    $     8,735
                                                           ---------      -----------    ----------    -----------
                                                           ---------      -----------    ----------    -----------

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

     The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per share information):


                                                    First             Second           Third      Fourth
                                                   Quarter            Quarter         Quarter     Quarter
                                                   -------            -------         -------     -------
1996
----
Net revenue                                        $62,927            $68,235         $45,842     $70,294
Operating cash flow before depreciation,
  amortization, and interest expense                12,674             19,986          11,255      16,428
Income before extraordinary item                     3,123              9,147             379       3,480
Extraordinary loss                                     ---                ---             ---         355
Net income                                           3,123              9,147             379       3,125
Net income per share before extraordinary item         .10                .29             .01         .11
Net income per share                                   .10                .29            . 01         .10

1995
----
Net revenue                                        $56,791            $49,404         $40,548     $60,654
Operating cash flow before depreciation,
  amortization, litigation, and interest expense     9,480             13,947          10,199      17,428
Net income (loss)                                      434              3,689           1,079     *(8,116)
Net income (loss) per share                            .01                .12             .03        (.25)

----------------
* Reflects litigation accrual discussed in Note 12.