Form 10-K
period 1997-12-31
ACKERLEY GROUP INC
filed 1998-03-31
CIK 319120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission File Number 1-10321

                            THE ACKERLEY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                             91-1043807
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


      1301 Fifth Avenue, Suite 4000
           Seattle, Washington                                     98101
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code: (206) 624-2888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of exchange on which registered

   Common Stock                                 New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ]  No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 13, 1998 was $214,153,782.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 13, 1998 was:

           Title of Class                           Number of Shares Outstanding
    Common Stock, $.01 Par Value                          20,572,213 shares
Class B Common Stock, $.01 Par Value                      11,053,270 shares

              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 1998, are incorporated by reference under Part III of this Report.

                                     PART I

                                ITEM 1 - BUSINESS

GENERAL INFORMATION

     The Ackerley Group, Inc. was founded in 1975 as a Washington corporation. In 1978, we were reincorporated under Delaware law. We are a diversified media and entertainment company which, through our operating subsidiaries, engages in three principal businesses:

     o Out-of-Home Media. Through our out-of-home division, AK Media, we engage in outdoor advertising in Florida, Massachusetts, and the Pacific Northwest and airport advertising in approximately 80 airports across the United States.

     o Broadcasting. We engage in television and radio broadcasting in the states of California, Colorado, New York, and Washington, through our direct and indirect interests in ten broadcast stations, and through time brokerage agreements with three other broadcast stations.

     o Sports & Entertainment. Our sports and entertainment division includes ownership of the Seattle SuperSonics, a franchise of the National Basketball Association ("NBA"). In addition, we engage in sports marketing and promotion of the SuperSonics through our Full House Sports & Entertainment division.

Business Strategy

     Our primary strategy is to continue to grow our company by investing in the expansion of our existing operations through additions and upgrades to our facilities and programming. We also look to grow our company through opportunistic acquisitions in our existing business lines and by exploring new synergistic business ventures. In addition, we continue to invest in our communication and information technology infrastructures to enhance our competitive position. Our strategies for our three principal businesses are as follows:

     Out-of-Home Media. Our primary strategy is to continue to upgrade the quality of our outdoor advertising signs and airport displays. We will also seek to acquire additional displays through acquisitions in our existing and new geographic markets. Our goal is to maintain the historical operating margins of our out-of-home media business while continuing to focus on increasing sales through, among other things, the development of new revenue categories and aggressive pricing.

     Broadcasting. We continue to focus on gaining share in our existing television broadcasting markets by expanding the local news programming of our network affiliated stations. We have focused on local news programming because of its relatively high viewership level, its general appeal to advertisers, and the effects of viewership habits both prior to and after each news telecast. This is intended to allow us to leverage the success of our local news programming to expand the viewership of our other programming. Our investments in local news programming are intended to enhance our competitive position and to improve our operating margins. In addition to our focus on local news programming, we continue to examine opportunities to acquire strategically-positioned television stations, generally in Designated Market Area ("DMA") markets ranking from 50 to 200. DMA rank, the standard market measure used by the media industry, is a measure of market size in the United States based on population as reported upon by the Nielsen Rating Service. We target markets where we see an opportunity to improve market share, take advantage of regional efficiencies, and develop our television stations into local news franchises.

     Sports & Entertainment. The Seattle SuperSonics are the cornerstone of our sports and entertainment operations. Our primary goal is to produce a quality product. This product not only refers to having a successful team but also considers the entertainment value of events taking place during the course of a SuperSonics game and the quality of service provided to our customers. These efforts are coordinated by our Full House Sports & Entertainment division which leverages our expertise in our out-of-home media and broadcasting businesses to enhance our sports marketing and promotion of the Seattle SuperSonics. In addition, Full House Sports & Entertainment is expanding the non-traditional marketing opportunities it provides for team sponsors through a variety of community programs.

OUT-OF-HOME MEDIA

     Our out-of-home media business segment sells advertising space on outdoor displays and on displays located in airport terminals. National advertisers generally categorize outdoor and airport advertising as "out-of-home media" because, unlike radio and television broadcasting, newspapers, and magazines, such advertising is disseminated outside the home.

Outdoor Advertising

     Industry Overview. During the nineteenth century, companies began to lease out space on wooden boards for advertising messages, or "bills." Today, outdoor advertising extends nationwide, providing advertisers with a relatively low-cost means of reaching large audiences. Outdoor advertising is used by large national advertisers as part of multi-media and other advertising campaigns.

     We believe that outdoor advertising is a cost-effective form of advertising, particularly when compared to television, radio, and print, on a "cost-per-rating point" basis (meaning cost per 1,000 impressions). Displays provide advertisers with advertising targeted at a specified percentage of the general population and are generally placed in appropriate well-traveled areas throughout a geographic area. This results in the advertisement's broad exposure within a market.

     Outdoor advertising companies generally establish and publish "rate cards" periodically, typically once a year, which list monthly rates for bulletins, posters, and junior posters. Rates are based, in part, on surveys made by independent traffic audits that determine a given display's exposure to the public. Actual rates charged to customers are subject to negotiation. Advertising contracts relating to bulletins, posters, and junior posters usually have terms of one year or less.

     We believe that outdoor advertising has other advantages for certain types of advertisers. For example, we believe that restaurants, motels, service stations, and similar businesses find outdoor advertising particularly attractive. Additionally, repeated viewings by people traveling the same route make outdoor advertising especially suitable for companies, such as financial services companies, insurance companies, soft drink manufacturers, and radio and television stations, that sell their products by promoting a particular image.

     While outdoor advertising has been a stable source of revenue over the last five years, the number and diversity of our advertisers have increased. For example, we have seen an increase in outdoor advertising revenues from retail, real estate, entertainment, media, and financial services companies. In addition, we have seen an increase in customers who have not traditionally used outdoor advertising, such as fashion designers, internet service providers, and telecommunications companies.

     Operations. We operate primarily in the greater metropolitan areas of Seattle and Tacoma, Washington; Portland, Oregon; Boston and Worcester, Massachusetts; and Miami, Fort Lauderdale and West Palm Beach, Florida. For purposes of defining our out-of-home markets, we consider Seattle/Tacoma, Boston/Worcester and Miami/Fort Lauderdale each to be single markets. Based on the Traffic Audit Bureau's Summary of Audited Markets issued in May 1996, AK Media had more outdoor advertising displays in each of these markets than any other outdoor advertising company.

     We believe that our presence in large markets, the geographic diversity of our operations, and our emphasis on local advertisers within each of our markets lend stability to our revenue base, reduce our reliance on any particular regional economy or advertiser, and mitigate the effects of fluctuations in national advertising expenditures. However, because of zoning and other regulatory limitations on the development of new outdoor advertising displays, we anticipate that future growth in our outdoor advertising business will result primarily through diversification of our customer base, increased demand brought about by creative marketing, and increased rates.

     Our outdoor advertising operations involve the sale of space on advertising display faces. They also include, in many cases, the design of advertisements and the construction of outdoor structures that carry those displays. Our principal outdoor advertising display is the billboard, of which there are three standard sizes:

     o Bulletins: Bulletins are generally 14 feet high and 48 feet wide. Generally, bulletins are covered with a single sheet of vinyl, called "Superflex," on which an image has been printed by computer. The Superflex is then transported to the site of the billboard and mounted to the face of the display. To attract more attention, panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Bulletins are usually located near major highways for maximum impact. Space is usually sold to advertisers for periods of four to twelve months.

     o Posters: The most common type of billboard, posters are generally 12 feet high by 25 feet wide. Lithographed or silk-screened paper sheets are typically supplied by the advertiser and arrive prepasted and packaged in airtight bags. They are applied like wallpaper to the face of the display. Posters are usually located on major traffic arteries. Space is usually sold to advertisers for periods of one to twelve months.

     o Junior posters: Junior posters are generally 6 feet high by 12 feet wide. These displays are prepared and mounted in the same manner as posters. Most junior posters, because of their smaller size, are concentrated on city streets and are targeted to pedestrian traffic. Space on junior posters usually is sold to advertisers for periods of one to twelve months.

     At December 31, 1997, we had 1,363 bulletins, 6,122 posters, and 1,353 junior posters. The following chart itemizes markets we serve and their DMA rank:

                                           DMA                          Junior
          Market                          Rank(1)  Bulletins  Posters   Posters
          ------                          -------  ---------  -------   -------
Northwest:
         Seattle/Tacoma ................    12        213      1,666       315
         Portland ......................    24        146      1,130         0
Boston:
         Boston/Worcester ..............     6        294      1,881        83
Florida:
         Miami/Fort Lauderdale .........    16        515      1,087       955
         West Palm Beach ...............    44        195        358         0

----------
(1) Source: Stations Volume of the Television-Cable Fact Book, 1997 Edition.

     We own substantially all of our outdoor displays. These displays generally are located on leased property. The typical property lease provides for a term ranging from 5 to 15 years and for a reduction in or termination of rental payments if the display becomes obstructed during the lease term. In certain circumstances leases may be terminated, such as where the property owner develops or sells the property. If a lease is terminated, we generally seek to relocate the display in order to maintain our inventory of advertising displays in the particular geographic region. Display relocation is typically subject to local zoning laws.

     Sales and Marketing. We sell advertising space directly to advertisers and also sell to advertising agencies and specialized media buying services. These agencies charge us a commission for their services. In recent years, we have focused increasingly on selling directly to local and regional advertisers.

     A broad cross-section of advertisers utilize our outdoor advertising displays, including tobacco, food and beverage, financial service, automotive and retail companies. We have actively sought to reduce the percentage of our revenue attributable to tobacco products and to any individual company. As a result of these efforts, tobacco advertisers accounted for approximately 5% of our total consolidated revenue in 1997, and no single outdoor advertiser accounted for more than 3% of our total consolidated revenue in that year. See "Regulation" below.

     Competition. We compete directly with other out-of-home advertising companies, and with other types of advertising media companies, including television, radio, newspapers, magazines, transit advertising, yellow page directories, direct mail, local cable systems, and satellite broadcasting systems. Substantial competition exists among all advertising media on a "cost-per-rating-point" basis (meaning the cost per 1,000 impressions) and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

     We believe that our outdoor advertising division is the leader in the geographic markets where it operates. We believe that AK Media has the most outdoor advertising structures in each of the geographic markets in which it operates, based on the Traffic Audit Bureau's Summary of Audited Markets issued in May 1996.

     Regulation. Our outdoor advertising operations are significantly affected by local zoning regulations. Some jurisdictions impose a limitation on the number of outdoor advertising structures permitted within the city limits. In addition, local zoning ordinances can restrict or prohibit outdoor advertising displays in specific areas. Most of our outdoor advertising structures are located in commercial and industrial zones subject to such regulations. Some states and localities have also enacted restrictions on the content of outdoor advertising signs.

     Advertising for tobacco products has increasingly been the subject of regulation. In that regard, we voluntarily agreed with the King County, Washington government to eliminate all tobacco advertising on our billboards effective January 1, 1998. In addition, in a recent tobacco settlement, the State of Florida eliminated all tobacco advertising on billboards throughout the state.

     Federal law also imposes additional regulations upon our operations. Under the Federal Highway Beautification Act of 1965, states are required to adopt programs regulating outdoor advertising along federal highways. The Act also provides for the payment of compensation to the owner of a lawfully erected outdoor advertising structure that is removed by operation of the statute. Our policy, when a governmental entity seeks to remove one of our outdoor advertising displays, is to actively resist unless adequate compensation is paid.

Airport Advertising

     Industry Overview. Almost all airports in the United States grant franchises for advertising services. According to Audits & Surveys, January 1995, airport advertising is particularly attractive to advertisers targeting a relatively affluent audience with travel-related needs. The U.S. airport advertising business was dominated by seven competitors, of which our airport advertising business was the largest by a significant margin based on the passenger traffic in airports served, according to the ACI North American Traffic Report of December 1996. We engage in airport advertising at approximately 80 airports across the United States. See "Competition" below.

     Franchise Agreements. In order to sell advertising in airports, an airport advertising company must execute a franchise agreement with local airport authorities. Franchise agreements essentially authorize airport advertising companies to install, maintain and sell advertising space on advertising display units in an airport's terminal. Many airport authorities have established advertising guidelines for the location and content of advertising materials. Some airport authorities retain the right to approve all advertising displays prior to their installation.

     Airport franchise agreements are individually negotiated with authorities managing airport facilities, usually a county, city, or other governmental authority. In some instances, the airport advertising company enters into agreements with individual airlines maintaining separate terminal facilities under terms similar to those negotiated with the relevant airport authority. The franchise agreements typically have an initial term of three to five years, and require the payment of a concession fee to the airport authority based on a negotiated percentage of revenue derived from advertising in the airport facility. Many franchise agreements also require guaranteed minimum annual payments to be made in the event the fees otherwise payable to the airport authority are less than such minimum amount. Typically, at the conclusion of the initial franchise term, the franchise is either extended for an additional term or indefinitely, on an at-will basis, or subjected to a competitive bidding process.

     Operations. As previously indicated, according to the ACI North American Traffic Report of December 1996, we are the largest owner and operator of airport advertising displays in the United States. At December 31, 1997, we had approximately 3,900 advertising display units in approximately 80 airport terminals throughout the United States, including principal airports serving Washington, D.C., Miami, Houston, St. Louis, and Seattle.

     Airport advertising display units generally consist of freestanding displays (usually 4 x 4 feet in size, with some 8 x 8 feet or 10 x 20 feet), interior-lighted units (usually 3 x 5 feet), and multiple display hotel and motel reservation boards with direct telephone lines to the advertised facilities. With the permission of the governing authority, we may install other types of display units at an airport. We sell advertising space on airport advertising display units for periods ranging from one month to one year.

     Sales and Marketing. We sell airport advertising space to national and local advertisers at rates based on passenger traffic surveyed at the relevant airport. We sell advertising space on our advertising display units directly to advertisers, and also sell to advertising agencies and specialized media buying services acting on behalf of advertisers. A broad cross-section of advertisers utilize our airport advertising services, including hotels, motels, automobile rental companies, media and telecommunication companies, and financial services companies. Our largest airport advertising customer accounted for less than 1% of our total consolidated revenue in 1997.

     Competition. We compete directly for airport franchises with other airport advertising companies, and indirectly with other types of advertising media companies, including television, radio, newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, and satellite broadcast systems. Substantial competition exists among all advertising media on a "cost-per-rating-point" basis (meaning the cost per 1,000 impressions) and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

     Airport advertising franchises are typically awarded following competitive bidding. Factors considered in the bidding process include the amount of any guaranteed minimum payment offered by the bidder, the percentage of gross revenue to be paid to the airport authority, the bidder's ability to meet specialized needs and the airport authorities' other specifications, and the bidder's reputation and experience.

     We believe that our position as an industry leader, our history in the business, our reputation for quality service and reliability, and the size and expertise of our sales force generally provides us with a competitive advantage in airport advertising. Our airport advertising division operates in 52% of the top 50 airports and in 53% of the top 100 airports in the United States, as reflected in ACI North American Traffic Report of December 1996 (which ranks airports based on passenger traffic). In contrast, our nearest competitor provided airport advertising services in 18% of the top 50 airports and in 26% of the top 100 airports in the United States.

BROADCASTING

     Our broadcasting operations involve the sale of air time to a broad range of national, regional, and local advertisers. We operate nine stations in markets that offer a large and affluent population base that is attractive to many advertisers.

Television

     Industry Overview. Television stations in the United States are either "very high frequency" or "VHF" stations, transmitting on channels 2 through 13, or "ultra high frequency" or "UHF" stations, transmitting on channels 14 through
69. Broadcast licenses are issued by the Federal Communications Commission ("FCC"). Television station revenue comes primarily from local, regional and national advertising. Revenue also comes, to a lesser extent, from network compensation and from studio rental and commercial production activities.

     Advertising rates are based upon (i) a program's popularity among the viewers whom an advertiser wishes to attract, (ii) the number of advertisers competing for the available time, (iii) the size and demographic makeup of the market, and (iv) the availability of alternative advertising media in the market area. The size of a television station's audience is measured and reported by independent rating service surveys.

     Affiliation with a major network (e.g., ABC, NBC, CBS, or FOX) has a significant impact on a station's revenue, expenses and operations. A typical affiliate receives the majority of its daily programming from a network. Networks provide programming, together with cash payments, to the affiliate in exchange for a substantial majority of the advertising time during network programs. The network sells this advertising time and retains the revenues.

     Operations. We currently operate nine television stations throughout the United States. We operate three of these stations through time brokerage agreements with the owners; the remainder are company-owned stations. The following table sets forth information with respect to our television stations and the markets in which they operate.

                                                                                              No. of
                                                     Date                                   Commercial
                                                   Acquired                     DMA         TV Stations
                                      Call           or           Network      Market        Ranked in
Market                               Letters      Affiliated    Affiliation    Rank(1)        Market(2)       Frequency(3)
------                               -------      ----------    -----------    -------       ----------      ------------
Syracuse, New York................    WIXT         May 1982         ABC          68            3 VHF             VHF
                                                                                               2 UHF(4)

Binghamton, New York..............    WIVT        July 1997         ABC         152            1 VHF             UHF
                                    (formerly        (5)                                       2 UHF
                                      WMGC)

Utica, New York...................    WUTR        June 1997         ABC         166            1 VHF             UHF
                                                     (6)                                       2 UHF


Colorado Springs/Pueblo, Colorado.    KKTV         January          CBS          96            3 VHF             VHF
                                                    1983                                       1 UHF(7)

Bakersfield, California...........    KGET         October          NBC         132            4 UHF(8)          UHF
                                                    1983

Vancouver, British Columbia and
portions of  Seattle, Washington
(station located in Bellingham,
Washington).......................    KVOS        June 1985         None         (9)            (9)              VHF

Salinas/Monterey, California......    KCBA        June 1986         FOX         122            2 VHF             UHF
                                      KION        April 1996        CBS                        3 UHF(11)         UHF
                                    (formerly        (10)
                                      KCCN)

Santa Rosa, California............    KFTY        April 1996        None          5            5 VHF             UHF
                                                                                              11 UHF

----------
(1) Source: Stations Volume of the Television Cable Fact Book, 1997 Edition. Market size is based on population.
(2) Source: Stations Volume of the Television Cable Fact Book, 1997 Edition. The number of stations listed does not include public broadcasting stations, satellite stations or translators which rebroadcast signals from distant stations, and also may not include smaller television stations whose rankings fall below reporting thresholds.

(3) Technical factors, such as station power, antenna location, and height and topography of the area, determine the geographic market served by a television station. In general, a UHF station requires greater power or antenna height to cover the same area as a VHF station.
(4) Two additional UHF channels have been allocated in the Syracuse market; however, there has been no construction activity to date with respect to these channels.
(5) We have entered into a purchase agreement for WIVT (formerly WMGC). Pending approval of this acquisition by the FCC, we are operating the station under a time brokerage agreement with the current owner. The date in this column reflects the date the time brokerage agreement was entered into. See "- Acquisitions and Time Brokerage Agreements" below.
(6) We do not own WUTR but operate the station under a time brokerage agreement with the current owners. The date in this column reflects the date the time brokerage agreement was entered into. See "- Acquisitions and Time Brokerage Agreements" below.
(7) Two additional UHF channels have been allocated in the Colorado Springs/Pueblo market; however, there has been no construction activity to date with respect to these channels.
(8) Two additional UHF channels have been allocated in the Bakersfield market; however, there has been no construction activity to date with respect to these channels.
(9) KVOS serves primarily the Vancouver, British Columbia market (located in size, according to the Nielsen Rating Service, between the markets of Denver, Colorado and Pittsburgh, Pennsylvania, which have DMA rankings of 18 and 19, respectively), and a portion of the Seattle, Washington market (DMA rank 12) and the Whatcom County, Washington market. The station's primary competition consists of 5 Canadian stations.
(10) We do not own KION but operate the station under a time brokerage agreement with the current owner. The date in this column reflects the date the time brokerage agreement was entered into. See "- Acquisitions and Time Brokerage Agreements" below.
(11) One additional UHF channel has been allocated in the Salinas/Monterey market; however, there has been no construction activity to date with respect to this channel.

     Programming. Our network-affiliated television stations operate under standard contracts. These standard contracts are automatically renewed for successive terms unless we or the network exercises cancellation rights. The networks offer our network-affiliated stations a variety of programs. Our network-affiliated stations have a right of first refusal to broadcast network programs before those programs can be offered to any other television station in the same market.

     Our network-affiliated stations often pre-empt network programming with alternative programming. By emphasizing non-network programming during certain time periods, we increase the amount of commercial time available to us. Such programming includes locally produced news, as well as syndicated and first-run talk programs, children's programming and movies acquired from independent sources.

     KVOS, which does not have a network affiliation, is located in Bellingham, Washington and serves primarily the market of Vancouver, British Columbia, Canada. Canadian regulations require Canadian cable television operators to delete the signals of U.S.-based stations broadcasting network programs in regularly scheduled time slots and to replace them with the signals of the Canadian-based network affiliates broadcasting at the same time. By broadcasting non-network programming, however, KVOS is able to increase the amount of time it is on the air in the Vancouver market.

     Acquisitions and Time Brokerage Agreements. We seek to acquire television broadcast stations generally in DMA markets ranking from 50 to 200. We also enter into time brokerage agreements with owners of television stations. Under those agreements, we provide programming and sales services and make monthly payments to station owners in exchange for the right to receive revenues from network compensation and advertising sold by the stations. Over the past three years, we have acquired, or entered into time brokerage agreements to operate, the following stations:

     o On April 2, 1996 we purchased the assets of television station KFTY, licensed to Santa Rosa, California, for approximately $7.8 million.

     o On April 24, 1996, we entered into a time brokerage agreement with Harron Television of Monterey, the owner of television station KION (formerly KCCN) licensed to Monterey, California. In conjunction with the transaction, we paid Harron Television approximately $5.6 million for an option to purchase the station's assets and guaranteed debt of Harron Television in the amount of $3.7 million at December 31, 1997. We may exercise the option at any time prior to April 17, 1999 by delivering notice and without any additional payments. Under current FCC rules, however, we cannot acquire KION and continue to own KCBA. If we do not exercise our option, this time brokerage agreement will expire in April 1999.

     o On June 30, 1997, we entered into a time brokerage agreement with Utica Television Partners, L.L.C., the owner of television station WUTR licensed to Utica, New York. In conjunction with that transaction and in exchange for an option to purchase the station's assets, we guaranteed debt of Utica Television Partners in the amount of $7.5 million at December 31, 1997. We may exercise the option at any time prior to May 26, 2006 by delivering notice and without any additional payments. Under current FCC rules, however, we cannot acquire WUTR and continue to own WIXT. If we do not exercise our option, this time brokerage agreement will expire in May 2006.

     o On July 28, 1997, we entered into a purchase agreement with US Broadcast Group, L.L.C. and US Broadcast Group, L.P.I, owners of television station WIVT (formerly WMGC), licensed to Binghamton, New York, to acquire all the station's assets for $9.0 million and began operating the station pending closing under a time brokerage agreement. Our acquisition of this station is subject to FCC approval, which we have requested. The time brokerage agreement terminates on July 28, 1998, subject to automatic extension until such time as either we acquire the station or the purchase agreement terminates. Either party may terminate the purchase agreement if closing has not occurred by August 1998.

     Smith Broadcasting of New York, Inc., licensee of television stations WKTV, Utica, New York and WETM-TV, Elmira, New York, and low-power station WBGH-LP, Binghamton, New York, filed a Petition to Deny our application to acquire WIVT with the FCC. We believe that the Petition to Deny is without merit and have filed an Opposition to the Petition to Deny with the FCC. While we anticipate receiving FCC consent to the transaction and closing the acquisition in 1998, there can be no assurance that FCC consent will be forthcoming.

     Sales and Marketing. We receive revenues from our television broadcasting operations from the sale of advertising time, usually in the form of local, regional, and national spot or schedule advertising, and, to a much lesser extent, network compensation. Spot or schedule advertising consists of short announcements and sponsored programs either on behalf of advertisers in the immediate area served by the station or on behalf of national and regional advertisers.

     During 1997, local spot or schedule advertising, which is sold by our personnel at each broadcast station, accounted for approximately 43% of our television stations' total revenue. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 53% of our television stations' total revenue.

     We also receive revenue from our network affiliations. The networks pay us an hourly rate that is tied to the number of network programs that our television stations broadcast. Hourly rates are established in our agreements with the networks and are subject to change by the networks. We have the right, however, to terminate a network agreement if the network effects a decrease in hourly rates. Overall, network compensation revenue was not a significant portion of our television stations' total revenue for 1997.

     Competition. We compete directly with other television stations, and indirectly with other types of advertising media companies, including radio, magazines, newspapers, outdoor advertising, transit advertising, yellow page directories, direct mail marketing, local cable systems, and satellite broadcasting systems. Substantial competition exists among all advertising media on a "cost-per-rating-point" basis (meaning the cost per 1,000 impressions) and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

     Maintenance of our competitive positions in our broadcast markets generally depends upon the management experience of each station's managers, the station's authorized broadcasting power, the station's assigned frequency, the station's network affiliation, the station's access to non-network programming, the audience's identification with the station and its acceptance of the station's programming, and the strength of the local competition.

     In addition, our television stations compete for both audience and advertising with cable television and other news and entertainment media serving the same markets. Cable television systems, which operate generally on a subscriber-payment basis, compete by carrying television signals from outside the broadcast market and by distributing programming originated exclusively for cable systems. Historically, cable operators have not competed with local broadcast stations for a share of the local news audience. If they do, however, the increased competition for local news audiences could have an adverse effect on our advertising revenue.

     We also face competition from high-powered direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. In addition, our television stations compete with other forms of home entertainment, such as home videotape and video disc players.

Moreover, the television industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and changes in labor conditions and government regulations.

     We believe that the advertising revenues generated by our television stations are significantly influenced by rankings of their local news programs in their respective markets. Three of the four network-affiliated television stations we own rank number one in their respective geographic markets in local news ratings points (ratio of the number of viewers of a station's local news program to total viewers) delivered, according to the November 1997 Nielsen Station Index.

Radio

     Industry Overview. Radio stations in the United States operate either on the "amplitude modulation" ("AM") band, comprising 107 different frequencies located between 540 and 1700 kilohertz ("KHz") in the low frequency band of the electromagnetic spectrum, or the "frequency modulation" ("FM") band, comprising approximately 100 different frequencies located between 88 and 108 megahertz ("MHz") in the very high frequency band of the electromagnetic spectrum. FM radio stations have captured a high percentage of the listening audience, in part because of the public's perception that stereo broadcasting, which until recently was only available on FM radio stations, provides enhanced sound quality.

     Our radio stations derive most of their revenue from local, regional, and national advertising and, to a lesser extent, from network compensation. In 1997, approximately 72% of our radio broadcasting revenue was derived from local advertising generated by the stations' local sales staffs. National sales, on the other hand, are usually generated by national independent sales representatives acting as agents for the stations. The representatives obtain advertising from national advertising agencies and receive commissions based on a percentage of gross advertising revenue generated. The principal costs incurred in the operation of radio stations are salaries, programming, promotion and advertising, sports broadcasting rights fees, rental of premises for studios, costs of transmitting equipment, and music license royalty fees.

     Operations. We own one radio station (KHHO (AM) in Tacoma, Washington) and hold an interest in New Century Seattle Partners, L.P. ("Partnership"), which owns and operates three radio stations (KJR (AM), KJR-FM and KUBE (FM)) in Seattle, Washington. Century Management, Inc., the sole general partner, controls the operations of the Partnership's three stations.

     In February 1998, the Partnership redeemed the limited partnership interests of two limited partners, and satisfied certain other obligations, for $18.0 million. We are now the sole limited partner. The Partnership has entered into an agreement to redeem the general partner's interest for approximately $17.7 million, following which we will be the sole owner of KJR (AM), KJR-FM, and KUBE (FM). The redemption requires approval of the FCC, which we have requested. We currently anticipate receiving the FCC's consent and closing this transaction in 1998.

     The following table sets forth certain information with respect to the radio stations KJR (AM), KJR-FM, KUBE (FM), and KHHO (AM):


                                                                                                          Radio Station
                                                                 Radio                      No. of          Format and
                                                                Station        MSA        Commercial         Primary
                                                                 Power       Market     Radio Stations     Demographic
           Market              Call Letters   Date Acquired     (Watts)      Rank(1)     in Market(1)         Target
           ------              ------------   -------------     -------      -------     ------------         ------
Seattle/Tacoma, Washington       KJR (AM)        May 1984         5,000        13            11 AM         Sports Talk;
                                                   (2)                                                      Men 25-54
                                                                                                               (3)

                                 KJR-FM        October 1987     100,000                      20 FM        Classic Hits;
                                    (4)            (2)                                                     Adults 25-54

                                 KUBE (FM)      July 1994       100,000                                        Top 40
                                                   (5)                                                    Contemporary Hit
                                                                                                               Radio;
                                                                                                           Persons 18-34

                                 KHHO (AM)      March 1998       10,000                                     Sports Talk;
                                                                (daytime)                                    Men 24-54
                                                                  1,000
                                                               (nighttime)

----------
(1) Source: Arbitron Report, Fall 1997 Edition. Metro Service Area (MSA) market rank is based on population.
(2) Reflects the dates on which we first acquired the stations. We contributed the station's assets to the Partnership in 1994. The station is currently owned by the Partnership.
(3)  KJR (AM) serves as the Seattle SuperSonics' flagship radio station.
(4)  Formerly KLTX (FM).
(5) This station is currently owned by the Partnership. The date shown in the column reflects the date on which the Partnership acquired the station from Cook Inlet, Inc.

     Sales and Marketing. Most of our radio broadcasting revenue comes from the sale of air time to local advertisers. Each station's advertising rates depend upon, among other things, (i) the station's ability to attract audiences in its target demographic group, and (ii) the number of stations competing in the market area. The size of a radio station's audience is measured by independent rating service surveys.

     Much like our television broadcasting stations, the radio stations sell local spot or schedule advertising. During 1997, such advertising accounted for approximately 72% of the radio stations' revenue. In contrast, approximately 25% of the radio stations' 1997 revenue was received from national spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis. The remaining revenue consisted of tower rentals and production fees.

     Competition. We compete directly with other radio stations, and indirectly with other types of advertising media companies, including television, newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, and satellite broadcasting systems. Substantial competition exists among all advertising media on a "cost-per-rating-point" basis (meaning the cost per 1,000 impressions) and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

     A radio station's ability to maintain its competitive position in a market is dependent upon a number of factors, including (i) the station's rank within the market, (ii) transmitter power, (iii) assigned frequency, (iv) audience characteristics, (v) audience acceptance of the station's local programming, and
(vi) the number and types of other stations in the market area.

     Radio stations frequently change their broadcasting formats and radio personalities in order to seize a larger percentage of the market. Thus, our radio stations' ratings are regularly affected by changing formats.

Broadcasting Regulation

     General. Our television and radio operations are heavily regulated under the Communications Act of 1934 and other federal laws. The Communications Act, for instance, limits the number of broadcast properties that we may acquire and operate. It also restricts ownership of broadcasting properties by foreign individuals and foreign companies.

     The Communications Act authorizes the FCC to supervise the administration of federal communications laws, and to adopt additional rules governing broadcasting. Thus, our television and radio broadcasting operations are primarily regulated by the FCC. The FCC, for example, approves all transfers, assignments and renewals of our broadcasting properties.

     KVOS, which derives much of its revenue from the Vancouver, British Columbia market, is additionally regulated and affected by Canadian law. Unlike U.S. law, for instance, a Canadian firm cannot deduct expenses for advertising on a U.S.-based television station which broadcasts into a Canadian market. In order to compensate for this disparity, KVOS sells advertising time in Canada at a discounted rate. In addition, Canadian law limits KVOS's ability to broadcast certain programming. See "- Television - Operations" above.

     Ownership. FCC rules limit the number and type of broadcasting properties that we may own in the same geographic market. Thus, in a particular geographic market, we cannot own the following combinations: more than one television station; a cable system and a television station; or a radio station and a daily newspaper. In addition, there are limitations on the number of radio stations that we may own in a market which vary according to the size of the market.

     Time Brokerage Agreements. Currently, the FCC's Duopoly Rule precludes the common ownership of more than one television station in a market. The FCC does, however, permit a television station owner to program significant amounts of the broadcast time of another station in the same market under a time brokerage agreement, as long as the licensee of that station maintains ultimate control and responsibility for the programming and operations of the station and compliance with applicable FCC rules and policies.

     In connection with a review of its current overall television ownership rules, the FCC is considering whether to eliminate or amend the Duopoly Rule, and whether to treat the programming of more than 15% of a station's broadcast time under a time brokerage agreement as outright ownership of that station in counting the number of stations the programmer owns. The FCC has indicated that if it ultimately decides to treat time brokerage agreements as equivalent to ownership, it will either grandfather before a specific date such agreements or provide a brief period of time for station owners to comply with the new rules.

     We program significant amounts of the broadcast time of television stations KION in Monterey, California and WUTR in Utica, New York under time brokerage agreements. The television Duopoly Rule currently prevents us from acquiring the licenses of KION and WUTR because we own stations in the same markets. As a result, if the FCC were to decide that the programmer under a television time brokerage agreement should be treated as owning the programmed station, and if it does not change its television Duopoly Rule to permit common ownership of two stations in the same market, we could be required either (i) to modify or terminate a time brokerage agreement that is not grandfathered, or (ii) to sell the station in the market where we also have a time brokerage agreement that has not been grandfathered. We cannot predict whether the FCC will change these rules or the impact such changes may have on our broadcasting operations.

     Programming and Advertising. The Communications Act requires broadcasters to serve the public interest. Thus, our television and radio stations are required to present some programming that is responsive to community problems, needs, and interests. We must also broadcast informational and educational programming for children, and limit the amount of commercials aired during children's programming. We are also required to maintain records demonstrating our broadcasting of public interest programming. FCC rules impose restrictions on the broadcasting of political advertising, sponsorship identifications, and the advertisement of contests and lotteries.

     Affirmative Action. FCC rules require us to develop and implement programs designed to promote equal employment opportunities. We must submit annual reports to the FCC documenting our compliance with those rules.

     Cable Television. In many parts of the country, cable television operators rebroadcast television signals via cable. In connection with cable rebroadcasts of those signals, each television station is granted, pursuant to the Cable Television Consumer Protection and Competition Act of 1992, either "must-carry rights" or "retransmission consent rights." Each television broadcaster must choose either must-carry rights or retransmission consent rights with regard to its local cable operators.

     If a broadcaster chooses must-carry rights, then the cable operator will probably be required to carry the local broadcaster's signal. Must-carry rights are not absolute, however, and their exercise depends on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on a broadcast station.

     If a broadcaster chooses retransmission consent rights, the broadcaster is entitled to (i) prohibit a cable operator from carrying its signal, or (ii) consent to a cable operator's rebroadcast of the broadcaster's signal, either without compensation or pursuant to a negotiated compensation arrangement.

     The four network-affiliated stations (KKTV, KCBA, KGET and WIXT) that we own have chosen retransmission consent rights, rather than must-carry rights, within their respective markets. These stations have granted consents to their
local  cable  operators  for  the  rebroadcast  of  their  signals.   The  three
network-affiliated stations that we operate under time brokerage agreements (KION, WUTR, WIVT) have chosen retransmission consent rights within their respective markets.

     Digital Television. In recent years, developments in advanced television technology have enabled broadcasters to deliver sharper television pictures and sound to viewers. This new technology, sometimes referred to as digital television or "DTV," will require broadcasters to transmit programming on a new digital signal. In addition, DTV would require viewers to purchase new DTV televisions or adapters, in order to view digital programming.

     After several years of investigations and debate, Congress adopted the Telecommunications Act of 1996. This law requires the FCC to oversee the transition from current analog television broadcasting to DTV broadcasting. During the transition period, the FCC will issue one digital broadcast license to each existing television licensee which files a license application. The FCC has ordered network affiliates in larger broadcast markets to begin DTV broadcasts during 1999. Our stations are required to begin construction of their digital transmission facilities by May 1, 2002, but may begin sooner if we choose. The stations will then be allowed to broadcast two signals using two channels, one digital and one analog during the transition period, which will extend until 2006. At the end of the transition period, broadcasters will be required to choose whether they will continue broadcasting on the digital or the analog channel, and return the other channel to the FCC.

     DTV will impose additional costs on our television broadcasting operations, due to increased equipment and operating costs. In addition, conversion to DTV may reduce our television stations' geographical coverage area. On the other hand, our television operations may receive higher revenues due to their conversion to DTV. Thus, we cannot assess DTV's impact on our television operations.

     FCC Rule Changes. Communications laws and FCC rules are subject to change. These changes may adversely affect our broadcasting operations. For example, the FCC recently adopted rules that reduce the required distance between existing stations and allow the utilization of directional antennas, terrain shielding, and other engineering techniques. Another recent rule change resulted in the expansion of the AM radio band. Other changes may result in the addition of more AM and FM stations, or increased broadcasting power for existing AM and FM stations, thus increasing competition to our broadcasting operations.

     Congress and the FCC are currently considering many new laws, regulations, and policies that could affect our broadcasting operations. For instance, Congress and/or the FCC currently are considering proposals to:

     o    Impose spectrum use or other fees upon broadcasters.

     o Amend the FCC's equal employment opportunity rules and other rules relating to minority and female employment in the broadcasting industry.

     o Revise rules governing political broadcasting, which may require stations to provide free advertising time to political candidates.

     o Permit expanded use of FM translator stations or the creation of microradio stations.

     o    Restrict or prohibit broadcast advertising of alcoholic beverages.

     o    Change broadcast technical requirements.

     o    Auction the right to use radio and television broadcast spectrum.

     o    Expand the operating hours of daytime-only stations.

     o    Revise its television ownership and attribution rules.

     We cannot predict the likelihood of Congress or the FCC adopting any of these proposals. If any should be adopted, we cannot assess their impact on our broadcasting operations. In addition, we cannot predict the other changes that Congress or the FCC might consider in the future.

     Renewal of Broadcasting Licenses. Our broadcasting operations' success depends upon our ability to renew our broadcasting licenses, and the ability of the station owners to renew the licenses for the stations we operate under time brokerage agreements. Television and radio licenses (including renewals) currently are issued for terms of eight years.

     In considering whether to renew a license, the FCC considers several factors, including the licensee's compliance with the FCC's children's television rules, the FCC's equal employment opportunity rules, and the FCC's radio frequency rules. The FCC also considers the Communications Act's limitations on license ownership by foreign individuals and foreign companies, and rules limiting common ownership of broadcast, cable and newspaper properties. The FCC also considers the licensee's general character, including the character of persons holding interests in the licensee. In addition, the FCC considers complaints from the public concerning the license holder, and applications from third parties to acquire an existing license.

     The FCC usually renews a license holder's broadcasting license. Because the FCC may not grant renewal, however, we have no assurance that any of our broadcasting licenses will be renewed, especially if third parties challenge our renewal applications or file competing applications to acquire our licenses.

     The following chart lists our broadcasting licenses, and broadcasting licenses owned by the Partnership and by the owners of television stations we operate under time brokerage agreements, which are subject to renewal within the next two years:

             Broadcasting License                    Expiration Date
             --------------------                    ---------------
               KJR-FM                                   2/1/98 (1)
               KUBE (FM)                                2/1/98 (1)
               KKTV                                       4/1/98
               KCBA                                      12/1/98
               KION (2)                                  12/1/98
               KGET                                      12/1/98
               KFTY                                      12/1/98
               KVOS                                       3/1/99
               WIXT                                       6/1/99
               WITV (2)                                   6/1/99
               WUTR (2)                                   6/1/99

----------
(1)  Renewal applications for these stations are currently pending with the FCC.
(2) We do not own these stations, but we operate these stations pursuant to time brokerage agreements. See " Television - Acquisitons and Time Brokerage Agreements" above.

     No challenges or competing applications have been filed with respect to any of the broadcasting licenses set forth in the above table for which we have filed renewal applications, except for an informal objection to KUBE's license renewal application. An application for license renewal is normally filed four months before a license's expiration.

SPORTS & ENTERTAINMENT

     Our sports and entertainment business consists of ownership of our professional sports franchise, the Seattle SuperSonics, and our sports marketing business, Full House Sports & Entertainment.

     We also own the Seattle  SeaDogs,  a franchise  of the  Continental  Indoor
Soccer League and the 1997 League Champions. The Continental Indoor Soccer League, however, terminated its business activities at the end of the 1997 indoor soccer season for financial reasons.

Seattle SuperSonics

     The SuperSonics franchise is one of 29 members of the National Basketball Association, or "NBA." NBA teams play a regular season schedule of 82 games from November through April, in addition to several preseason exhibition games. Based on their regular season records, 16 teams qualify for post-season play, which culminates in the NBA championship. The SuperSonics have qualified for post-season play in each of the last four years, and played for the NBA championship in 1996.

     Industry Overview. We are a member of the NBA by virtue of our ownership of the SuperSonics franchise. Thus, we share in profits generated by the NBA as a whole, and share joint and several liability for the NBA's debts and other obligations. Revenues shared equally by NBA members include profits from television broadcasting agreements, merchandising, the award of new NBA franchises, and related activities.

     As a member of the NBA, we must abide by the NBA's Constitution and Bylaws, NBA rules, and by the NBA Board of Governors' implementation of those regulations. The Board of Governors consists of representatives appointed by each NBA member. The Board of Governors, in turn, elects a Commissioner. The Commissioner and the Board arbitrate disputes between franchises, assure that the conduct of franchises, players, and officials is in accordance with the NBA Constitution and Bylaws, review and authorize player transactions between franchises and impose sanctions (including fines and suspensions) on members, players, and officials who are found to have breached NBA rules. The sale of any NBA franchise is subject to the approval of a majority of the NBA's franchise owners.

     Operations. The NBA granted Seattle an NBA franchise in 1966. The SuperSonics, throughout their history, have played in the Seattle/Tacoma area. In November 1995, the team began using the Key Arena, a newly constructed 17,100-seat events facility, under a 15-year lease with the City of Seattle.

     We acquired the SuperSonics in 1983. The SuperSonics franchise, as permitted by the NBA's Constitution and Bylaws, is authorized to operate for an indefinite term of years, so long as we maintain our NBA membership in good standing.

     Currently, the SuperSonics maintain a full roster of 12 active players. The minimum roster under NBA rules is 11 players. The SuperSonics acquire new players primarily through the college draft, by signing veteran free agents uncommitted to another NBA franchise, or by trading players with another franchise. NBA rules limit the aggregate annual salaries payable by each team to its players. In addition, the SuperSonics' operations are subject to a NBA collective bargaining agreement, which is discussed under "Employees" below.

     Sales and Marketing. Our revenues from the SuperSonics come from (i) our own activities, such as ticket sales, merchandising, concessions, and multi-media advertising packages that include local television and radio broadcast advertising (called sponsorship packages), and (ii) our share of NBA revenues, such as network broadcasting rights, merchandising, and the granting of new NBA franchises to new cities.

     A major source of revenue is ticket sales for home games. We receive substantially all of the revenue from SuperSonics ticket sales. Revenue from ticket sales depends highly on the SuperSonics win/loss record. Average paid attendance per game increased from 13,846 for the 1994-95 regular season to 15,277 for the 1995-96 regular season, and to 15,632 for the 1996-97 regular season. Average paid attendance per game for the 1997-98 regular season (through March 13, 1998) decreased to 15,411. We believe that growth in average paid attendance since the 1994-95 season was mainly due to the team's improved win/loss record and the team's move to the new Key Arena.

     A majority of the SuperSonics games are broadcast on two local television stations, KSTW and KTZZ, and one cable station, FOX. All of the SuperSonics' games are broadcast exclusively in the Seattle/Tacoma area over radio station KJR(AM), which is owned by the Partnership, and KHHO(AM), which we own. We also license radio stations owned by other broadcasting companies to carry SuperSonics games.

     We share equally with the other NBA franchises in revenues generated by the NBA as a whole. A large portion of these revenues consist of broadcast licenses granted to networks. Such broadcast rights have increased significantly in recent years and are expected to become a more significant portion of total NBA revenue, primarily due to the growth of cable television. In the spring of 1993, the NBA entered into new contracts with NBC and TBS/TNT providing for the television broadcast of certain league games through the 1997-98 season. These contracts provide for minimum total payments to the NBA over the four-year contract period of $1.1 billion. Recently, the NBA renewed its contracts with NBC and TBS/TNT through the 2001-2002 season. These contracts provide for minimum total payments to the NBA over the four-year contract period of $2.6 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     Competition. We compete directly with other professional and amateur sporting franchises and events, both in the Seattle/Tacoma market area and nationally via sports broadcasting. We also compete indirectly with other types of entertainment, including television, radio, newspapers, live performances, and other events. Because we own the only NBA franchise located in the Seattle/Tacoma metropolitan area, we experience no significant local competition involving professional basketball. We compete with professional football and baseball franchises located in the Seattle/Tacoma metropolitan area.

EMPLOYEES

     As of December 31, 1997, we employed 1,322 full-time persons. The following table sets forth a breakdown of employment in each of our operating segments and our corporate offices:

      Operating Segment/Corporate Office                 Persons Employed
      ----------------------------------                 ----------------
              Out-of-Home Media                                 365

                 Broadcasting                                   809

            Sports & Entertainment                              105

               Corporate Offices                                 43

     Approximately 280 of our employees are represented by unions under 13 collective bargaining agreements. Collective bargaining agreements covering approximately 6% of our employees are terminable during 1998. We believe that, except as discussed below, these collective bargaining agreements will be renegotiated or automatically extended and that any renegotiation will not materially adversely affect our operations.

     On March 23,  1998,  the NBA Board of  Governors  voted to reopen the NBA's collective bargaining agreement with the National Basketball Players Association. As a result, the current agreement will expire on June 30, 1998. While the desire is to reach a new agreement before June 30, there is no assurance that the parties will do so. If the parties fail to reach a new agreement before the start of the 1998-1999 season, there is a risk that all or a portion of that season could be cancelled.

RESTRICTIONS ON OUR OPERATIONS

     In addition to restrictions on our operations imposed by governmental regulations, franchise relationships and other restrictions discussed above, our operations are subject to additional restrictions imposed by our current financing arrangements.

     Our  operations  are  subject  to  restrictions  imposed  by  (i) a  Credit
Agreement with various lending banks, dated January 28, 1998 ("Credit Agreement"), (ii) an Indenture ("Indenture"), dated October 7, 1993, respecting our 10 3/4% Senior Secured Notes Due 2003 ("Senior Notes"), and (iii) various Note Agreements, dated December 20, 1988 and December 1, 1989, with certain insurance company lenders relating to our 11.20% Senior Subordinated Notes, Series B, Due December 15, 1998 and 10.48% Senior Subordinated Notes Due December 15, 2000 ("Subordinated Notes"). Some of those provisions restrict our ability to:

     o    Assume new debt and make advances, and to repay outstanding debt.

     o    Guaranty obligations.

     o    Acquire securities or assets of other businesses.

     o    Create liens on our properties.

     o    Dispose of assets.

     o    Make certain investments and capital expenditures.

     o    Repurchase shares of our Common Stock and Class B Common Stock.

     o Declare and pay dividends or make distributions on our Common Stock and Class B Common Stock.

     o    Change our lines of business.

     o    Enter into transactions with our affiliates.

     o    Issue securities of our subsidiaries.

     In addition, we are required to maintain specified financial ratios, including a maximum leverage ratio, minimum interest ratio, and minimum fixed charge coverage ratio. The Credit Agreement also provides that it is an event of default thereunder if the Ackerley family (as defined) owns less than a 51% of the outstanding voting stock of our company. In addition, upon the occurrence of a change of control (as defined in the Indenture), the holders of the Senior Notes have the right to require us to repurchase the Senior Notes.

     We have pledged the stock of all our subsidiaries to secure our obligations under the Credit Agreement and Indenture. In the event of a default under the Credit Agreement or Senior Notes, the bank lenders or the holders of the Senior Notes, as the case may be, could demand immediate payment of the principal of and interest on all such indebtedness, and could force a sale of all or a portion of our subsidiaries to satisfy our obligations. Likewise, because of cross-default provisions in our debt instruments, a default under the Credit Agreement, the Indenture or the Subordinated Notes could result in acceleration of indebtedness outstanding under other debt instruments.

     In addition, the Partnership has pledged all of its assets to secure borrowings under its $35.0 million credit agreement. That agreement contains restrictions on the Partnership's operations and financial ratios maintenance requirements similar to those outlined above. In the event of a default under such agreement, the lenders could demand immediate repayment of the principal of and interest on all such borrowings and could force a sale of all or a portion of the Partnership's assets to satisfy its obligations, subject to applicable FCC restrictions.

     Additional information concerning the Credit Agreement, Senior Notes, and Subordinated Notes is set forth in Note 7 to the Notes to Consolidated Financial Statements.

Financial Information Regarding Business Segments

     Financial information concerning each of our business segments is set forth in Note 14 to the Notes to Consolidated Financial Statements.

                               ITEM 2 - PROPERTIES

     Our principal executive offices are located at 1301 Fifth Avenue, Suite 4000, Seattle, Washington 98101. We lease the offices, which consist of approximately 16,800 square feet, pursuant to a lease that expires in 2006.

     The following table sets forth certain information regarding our facilities as of December 31, 1997:

                                                                              Approximate       Approximate
                                                                                 Square       Square Footage
Location                                              Nature of Facility     Footage Owned        Leased
--------                                              ------------------     -------------        ------
Out-of-Home Media
    Seattle, Washington (Outdoor Advertising)                Plant               35,889            1,185
    Boston Massachusetts (Outdoor Advertising)               Plant               31,882            5,700
    Miami, Florida (Outdoor Advertising)                     Plant              242,980               --
    Multiple locations (Airport Advertising)                Offices                  --           18,820

Broadcasting
    Syracuse, New York (WIXT)                         Station Operations         25,000               --
    Binghamton, New York (WIVT) (1)                   Station Operations         21,638               --
    Utica, New York (WUTR) (1)                        Station Operations         12,148               --
    Colorado Springs, Colorado (KKTV)                 Station Operations         31,100              753
    Bakersfield, California (KGET)                    Station Operations         30,450               --
    Bellingham, Washington (KVOS)                     Station Operations         13,130           11,856
    Salinas/Monterey,  California  (KCBA and KION)    Station Operations         30,000           20,841
    (1)
    Santa Rosa, California (KFTY)                     Station Operations         13,000              700
    Portland, Oregon                                   Antenna Facility           3,500               --
    Seattle, Washington (KJR(AM), KJR(FM),            Station Operations             --           16,082
    KUBE(FM)) (2)
    Tacoma, Washington (KHHO (AM))                    Station Operations             --            4,252


Sports & Entertainment
    Seattle, Washington                               Office & Operating         30,000           27,246
                                                          Facilities

Other
    Seattle, Washington (Corporate Offices)                 Offices                  --           16,814
    New York, New York (National Sales Offices)             Offices                  --           11,359
    Los  Angeles,   California   (National   Sales          Offices                  --            1,841
    Offices)

----------
(1) We operate these stations under time brokerage agreements. Accordingly, this table reflects data for the properties which are owned or leased by the station owners for whom we operate the stations.

(2)  The Partnership owns these stations.

     In general, we believe that our facilities are adequate for our present business and that additional space is generally available for expansion without significant delay. In 1997, we paid aggregate annual rentals on office space and operating facilities of approximately $1.8 million.

     KJR (AM) broadcasts from transmission facilities located on property leased from the Port of Seattle, currently on a month-to-month basis. We have filed an application with the FCC to co-locate KJR (AM)'s transmission facilities with KHHO's facilities in Tacoma, Washington. We are negotiating with the Port of Seattle to continue broadcasting from the present tower location or from an alternative site until KJR can broadcast from the KHHO site. However, we do not expect that KJR will be able to broadcast from the KHHO site for at least another two to four years, and , to date, we have been unable to locate another suitable broadcast site for KJR. We are exploring our legal options in the event that the Port attempts to eject us from our current site before we are able to use the new site.

     Effective October 1, 1995, we entered into a fifteen-year lease with the City of Seattle for the new Key Arena, a 17,100-seat events facility. It was first occupied and used by the SuperSonics in November 1995, the beginning of the 1995-1996 season. The SeaDogs used the Key Arena in 1996 and 1997.

     At December 31, 1997, we owned 296 vehicles and leased 87 vehicles of various types for use in our operations. We own a variety of broadcast-related equipment, including broadcast towers, transmitters, generators, microwave systems and audio and video equipment used in our broadcasting business. We presently lease, under a private carrier agreement, a Learjet that is used for executive travel between our facilities. In February 1998, we purchased a Boeing 727 jet aircraft to replace the BAC 1-11 that we previously leased, which we use for travel involving the SuperSonics.

     We believe that all of our buildings and equipment are adequately insured in accordance with industry practice.

                           ITEM 3 - LEGAL PROCEEDINGS

     General. We become involved, from time to time, in various claims and lawsuits incidental to the ordinary course of our operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. In addition, we participate in various governmental and administrative proceedings relating to, among other things, condemnation of outdoor advertising structures without payment of just compensation, disputes regarding airport franchises and matters affecting the operation of broadcasting facilities. We believe that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon our business or financial condition, except for the matters disclosed below.

     Lambert v. Ackerley. In December 1994 six former employees of one of our subsidiaries filed a complaint in King County Superior Court against Seattle SuperSonics, Inc. and Full House Sports & Entertainment, Inc., both of which were wholly-owned subsidiaries, and two of the subsidiaries' officers, Barry A. Ackerley and William N. Ackerley. The complaint alleged various violations of applicable wage and hour laws and breaches of employment contracts. The plaintiffs sought unspecified damages and injunctive relief.

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

     On February 29, 1996, the jury rendered a verdict finding that the defendants had wrongfully terminated the plaintiffs' employment under Washington law and U.S. federal laws, and awarded compensatory damages of approximately $1.0 million for the plaintiffs and punitive damages against the defendants of $12.0 million. Following post-trial motions, the court reduced the punitive damages award to $4,182,000, comprised in part of $1,394,000 against each of Barry A. Ackerley and William N. Ackerley, and $1,394,000 against the corporate defendants collectively.

     On November 22, 1996, the defendants filed their Notice of Appeal from the U.S. District Court to the Ninth Circuit Court of Appeals in San Francisco. The appeal is currently pending.

     Doe v. KION. In December 1997, complaints were filed in the California Superior Court, County of Monterey, against AK Media Group, Inc., our principal operating subsidiary, and various employees of KION TV, Monterey, California. The complaints seek unspecified damages for intentional and negligent invasion of privacy, intentional and negligent infliction of emotional distress, and negligence arising from KION's news coverage of the prosecutions of two defendants charged with crimes involving minors. The plaintiffs in the present civil cases are the two minor victims of these crimes.

     Civil proceedings are currently pending in the California Superior Court, County of Monterey. The parties have agreed in principal to consolidate the cases for purposes of discovery and pre-trial matters. We have filed a demurrer to all causes of action and a special motion to strike under California Code of Civil Procedure Section 425.16. Hearings regarding these motions are scheduled to be held in May 1998.

                         ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are:


          Name              Age        Position
          ----              ---        --------

      Barry A. Ackerley     63      Chairman and Chief Executive Officer
      Gail A. Ackerley      60      Co-Chairman and Co-President
      William N. Ackerley   37      Co-President and Chief Operating Officer
      Denis M. Curley       50      Co-President and Chief Financial Officer,
                                    Secretary and Treasurer
      Keith W. Ritzmann     45      Senior Vice President and Chief Information
                                    Officer, Assistant Secretary and Controller

     Mr. Barry A. Ackerley, one of our founders, assumed the responsibilities of President and Chief Operating Officer following the resignation of Donald E. Carter effective March 1991 and until the appointment of William N. Ackerley as Senior Vice President and Chief Operating Officer effective April 1991. He has been the Chief Executive Officer and a director of the Company and its predecessor and subsidiary companies since 1975. He currently serves as our Chairman.

     Ms. Gail A. Ackerley was elected to our Board of Directors in May 1995. She
became   Co-Chairman  in  September   1996,  and  was  elected  as  one  of  our
Co-Presidents  in November

1997. Ms. Ackerley has served as our Chairman of Ackerley Corporate Giving since 1986, supervising our charitable activities.

     Mr. William N. Ackerley was elected President in August 1993. He has served as Chief Operating Officer since 1991 during which time he also served as General Manager of Ackerley Communications of the Northwest, Inc. (from March through July 1993) and as General Manager of KJR Radio, Inc. (from September through November 1991). He has been with our company since 1986 and has served in the following capacities: from March 1986 through October 1988, as Vice President of the Seattle SuperSonics, Inc., in front office administration; from October 1988 to September 1989, as Vice President of our company, working on special projects; and from September 1989 to April 1991, as Project Manager with our subsidiary, The New Seattle Arena, Inc., responsible for the development of a proposed sports arena.

     Mr. Denis M. Curley, who joined us in December 1984, was elected as one of our Co-Presidents in November 1997. Previously, he served as Executive Vice President from March 1995 until his election as one of our Co-Presidents. Before then, he served as Senior Vice President from January 1990 through the date of his election as Executive Vice President. He has served as our Chief Financial Officer since May 1988. Mr. Curley also presently serves as our Secretary and Treasurer.

     Mr. Keith W. Ritzmann was named Senior Vice President and Chief Information Officer in January 1998. Before then, he served as a Vice President from January 1990 through the date of his election as Senior Vice President. He also presently serves as our Assistant Secretary and Controller.

     Barry A. Ackerley and Gail A. Ackerley are husband and wife. William N. Ackerley is their son. There are no other family relationships among any of our directors and executive officers. All officers serve at the pleasure of our Board of Directors.

                                     PART II

                   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

     On October 15, 1996, we effected a two-for-one stock split. All share and per share data in this report have been restated to reflect the split.

     As of March 13, 1998, 31,625,483 shares of our common stock were issued and outstanding, of which 20,572,213 shares were Common Stock and 11,053,270 shares were Class B Common Stock. The Common Stock was held by 589 shareholders of record; the Class B Common Stock was held by 30 shareholders of record.

     Our Board of Directors declared a cash dividend of $.02 per share in each of 1996 and 1997. Recently, the Board declared a cash dividend of $.02 per share payable on April 15, 1998 to shareholders of record on March 25, 1998. Payment of any future dividends is at the discretion of the Board of Directors and depends on a number of conditions. Among other things, dividend payments depend upon our results of operations and financial condition, capital requirements and general economic conditions. The Credit Agreement, the Subordinated Notes, and the Indenture impose certain limits upon our ability to pay dividends and make other distributions. In addition, we are subject to the General Corporation Law of Delaware, which restricts our ability to pay dividends in certain circumstances.

Common Stock

     On December 15, 1997, our Common Stock became listed and began trading on the New York Stock Exchange under the symbol "AK." Our Common Stock previously traded on the American Stock Exchange.

     The table below sets forth the high and low sales prices (adjusted for the Company's October 1996 stock split) of our Common Stock for each full quarterly period in the two most recent fiscal years according to the American Stock Exchange (AMEX), except for the period December 15 through December 31 in the 1997 fourth quarter, which reflect New York Stock Exchange (NYSE) sale prices.

1997              High         Low        1996             High        Low
----              ----         ---        ----             ----        ---
First Quarter     $13 3/4      $10 5/8    First Quarter    $10 1/4     $ 7 5/8
Second Quarter    $13 7/8      $10        Second Quarter   $13 15/16   $ 9 7/8
Third Quarter     $18 1/2      $11        Third Quarter    $16 15/16   $10 1/2
Fourth Quarter    $18 1/8      $14        Fourth Quarter   $14         $10 7/8

     On March 13, 1998, the high and low sales prices of our Common Stock, according to the NYSE, were $20 15/16 and 20 5/16 , respectively.

Class B Common Stock

     Our Class B Common Stock, which we initially issued in June 1987, is not publicly traded. Persons owning shares of our Class B Common Stock may trade such shares only as permitted by our Certificate of Incorporation, which imposes restrictions on such transfer. Thus, there is no trading market for shares of our Class B Common Stock.

                        ITEM 6 - SELECTED FINANCIAL DATA

     The table below sets forth selected consolidated financial data regarding our operations. The information in the table has been derived from the audited consolidated financial statements.

     You should read the information in the table in conjunction with the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (and Notes) included elsewhere in this report.

                                                                         Year End December 31,
                                                                 (In thousands except per share data)
                                            -------------------------------------------------------------------------------
                                              1997               1996            1995               1994            1993
                                            ---------          ---------       ---------          ---------       ---------
 Consolidated Statement of
      Operations Data:
 Revenue                                    $ 306,169          $ 279,662       $ 235,820          $ 211,728       $ 192,958
      Less agency commissions and
      discounts                               (34,994)           (32,364)        (28,423)           (25,626)        (22,341)
                                            ---------          ---------       ---------          ---------       ---------
 Net revenue                                  271,175            247,298         207,397            186,102         170,617
 Expenses
      Operating expenses                      210,752            186,954         156,343            142,812         132,316
      Disposition of assets                      --                 --              --               (2,506)            759
      Depreciation and amortization            16,103             16,996          13,243             10,883          12,018
      Interest expense                         26,219             24,461          25,010             25,909          22,431
      Litigation expense (credit)              (5,000)(1)           --            14,200(1)            --              --
      Stock compensation expense                9,344 (2)           --              --                 --              --
                                            ---------          ---------       ---------          ---------       ---------
         Total expenses                       257,418            228,411         208,796            177,098         167,524
                                            ---------          ---------       ---------          ---------       ---------
 Income (loss) before income taxes
      and extraordinary item                   13,757             18,887          (1,399)             9,004           3,093
 Income tax (benefit) expense                 (19,172)(3)          2,758           1,515                 73             133
                                            ---------          ---------       ---------          ---------       ---------
 Income (loss) before extraordinary            32,929             16,129          (2,914)             8,931           2,960
      item
 Extraordinary item - loss on
      extinguishment of debt in
      1996, 1994 and 1993                        --                 (355)           --               (2,099)           (625)
                                            ---------          ---------       ---------          ---------       ---------
 Net income (loss) applicable to
      common shares                         $  32,929          $  15,774       $  (2,914)         $   6,832       $   2,335
                                            =========          =========       =========          =========       =========
 Per common share:
      Income (loss) before
      extraordinary item                    $    1.05          $     .52       $    (.09)         $     .29       $     .10
      Extraordinary item                         --                 (.01)           --                 (.07)           (.02)
                                            ---------          ---------       ---------          ---------       ---------
      Net income (loss)                     $    1.05          $     .51       $    (.09)         $     .22       $     .08
                                            =========          =========       =========          =========       =========
      Common shares used in per
      share computation                        31,345             31,166          31,052             30,929          30,855
 Per common share - assuming
      dilution:
      Income (loss) before
      extraordinary item                    $    1.04          $     .51       $    (.09)         $     .28       $     .09
      Extraordinary item                         --                 (.01)           --                 (.06)           (.02)
                                            ---------          ---------       ---------          ---------       ---------
      Net income (loss)                     $    1.04          $     .50       $    (.09)         $     .22       $     .07
                                            =========          =========       =========          =========       =========
      Common shares used in per
      share computation - assuming             31,652             31,760          31,052             31,483          31,204
      dilution
 Dividends                                  $     .02          $     .02       $    .015          $    --         $    --
                                            =========          =========       =========          =========       =========
 Consolidated Balance Sheet Data
  (at end of period):
 Working capital                            $  12,019          $  11,154       $  15,110          $  16,783       $   7,970
 Total assets                                 266,385            224,912         189,882            170,783         160,491
 Total long-term debt                         213,294            229,350         215,328            225,613         213,165
 Total debt                                   229,424            235,141         220,147            228,646         224,080
 Stockholder's deficiency                     (44,909)           (83,839)        (99,093)           (95,958)       (102,852)

------------
(1)  See Note 13 to the Consolidated Financial Statements.
(2)  See Note 11 to the Consolidated Financial Statements.
(3)  See Note 8 to the Consolidated Financial Statements.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Statements appearing in this section, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature (including the discussions of the effects of recent acquisitions, business transactions and similar information), are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution our shareholders and potential investors that any forward-looking statements or projections set forth in this section are subject to risks and uncertainties which may cause actual results to differ materially from those projected. After the date of this Annual Report, we will not make any public announcements updating any forward looking statement contained in this section.

     Important factors that could cause our actual results to differ materially from those expressed in this section include: (i) material adverse changes in general economic conditions, including changes in inflation and interest rates;
(ii) changes in laws and regulations affecting the outdoor advertising and television and radio broadcasting businesses, including changes in the FCC's treatment of time brokerage agreements and related matters, and the possible inability to obtain FCC consent to proposed or pending acquisitions of broadcasting stations; (iii) competitive factors in the outdoor advertising, television and radio broadcasting, and sports and entertainment businesses, (iv) material changes to accounting standards, (v) expiration or non-renewal of airport franchise agreements, broadcasting licenses, and time brokerage agreements, (vi) labor matters, including changes in labor costs, renegotiation of labor contracts and risk of work stoppages or strikes, (vii) matters relating to our level of indebtedness, including restriction imposed by financial covenants and the need to refinance a substantial portion of that indebtedness over the next several years, (viii) the win-loss record of the SuperSonics, which has a substantial influence on attendance, and whether the team participates in the NBA playoffs, and (ix) recessionary influences in the regional markets that we serve.

Overview

     We reported net income of $32.9 million in 1997, compared to $15.8 million in 1996. This increase in net income in part reflects increased Operating Cash Flow (as defined below) of our out-of-home advertising and broadcasting operations. In addition, a component of our strategy is to expand our businesses through acquisitions. As a result, our results of operations reflect depreciation and amortization expense and interest expense on long-term debt, which are in part attributable to past acquisitions. In addition, the increase in our net income in 1997 from 1996 reflects a $19.2 million income tax benefit primarily due to the recognition of a deferred tax asset and a $5.0 million reduction in an accrual for litigation expense, offset in part by a $9.3 million charge for stock compensation expense. Disregarding the impact of this reduction in the accrual for litigation expense and stock compensation expense, income before income taxes and extraordinary items would have been $18.1 million for 1997 compared to $18.9 million for 1996. Operating Cash Flow for 1997 was $60.4 million, compared to $60.3 million for 1996.

     Refinancing. In January 1998, we replaced our 1996 credit agreement with our new $265.0 million Credit Agreement. The Credit Agreement currently permits borrowings of up to $77.5 million due to restrictions related to the Senior Notes. The Credit Agreement further provides that if we redeem our Senior Notes prior to December 15, 1998, the maximum permissible borrowings under the Credit Agreement will be increased to $265.0 million. In addition, subsequent to the redemption of the Senior Notes and prior to December 15, 1998, the total available under the revolving credit facility can be increased by $35.0 million only to refinance the Partnership's Credit Agreement. See "- Liquidity and Capital Resources" below.

     As of December 31, 1997, $120.0 million aggregate principal amount of Senior Notes were outstanding. We currently intend to redeem the Senior Notes in the fourth quarter of 1998, which would result in non-recurring charges for the write-off of deferred financing costs and redemption fees. Accordingly, if we redeem the Senior Notes as planned, we expect to incur a non-recurring charge of approximately $6.8 million at the time of such redemption. We intend to redeem the Senior Notes with the proceeds from the borrowings under the Credit Agreement.

     Acquisitions and Time Brokerage Agreements. On June 30, 1997, we entered into a time brokerage agreement to operate television station WUTR licensed to Utica, New York.

     On July 28, 1997, we entered into a purchase agreement to acquire television station WIVT (formerly WMGC) licensed to Binghamton, New York for $9.0 million. We are operating the station pending closing of the purchase under a time brokerage agreement.

     We own a limited partnership interest in the Partnership, which owns and operates radio stations in the Seattle market. In February 1998, the Partnership redeemed the limited partnership interests of the two former limited partners and satisfied certain other obligations for $18.0 million. In February 1998, we joined in an agreement that provides for the Partnership to redeem the general partner's interest for approximately $17.7 million. The redemption requires approval of the FCC, which we have requested. We currently anticipate receiving the FCC's consent and closing this transaction in 1998, following which we will be the sole owner of the stations.

     In addition, we acquired the assets of a small billboard company in South Florida in November 1997 and the assets of KHHO (AM), a radio station in Tacoma, Washington, in March 1998.

     As with many media companies that have grown through acquisitions, our acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income (loss), our management believes that Operating Cash Flow (defined as net revenue less operating expenses before amortization, depreciation, interest, litigation and stock compensation expenses) is an appropriate measure of our financial performance. Similarly, we believe that Segment Operating Cash Flow (defined as Operating Cash Flow before corporate overhead) is an appropriate measure of our segments' financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use Operating Cash Flow to pay interest and principal on our long-term debt as well as to finance capital expenditures. Operating Cash

Flow and Segment Operating Cash Flow, however, are not to be considered as alternatives to net income (loss) as an indicator of our operating performance or to cash flows as a measure of our liquidity.

Results of Operations

     The following tables set forth certain historical financial and operating data for the three-year period ended December 31, 1997, including net revenue, operating expenses, and Operating Cash Flow information by segment:

                                                                  Year Ended December 31,
                                                                  (Dollars in Thousands)
                                       --------------------------------------------------------------------------
                                                 1997                      1996                       1995
                                       --------------------------------------------------------------------------
                                                 As % of Net                As % of Net               As % of Net
                                                 -----------                -----------               -----------
                                        Amount     Revenue     Amount         Revenue     Amount        Revenue
                                        ------     -------     ------         -------     ------        -------
Net revenue                            $ 271,175      100.0%   $ 247,298       100.0%     $ 207,397       100.0%
Segment operating expenses               200,739       74.0      178,721        72.3        148,826        71.8
Corporate overhead                        10,013        3.7        8,233         3.3          7,517         3.6
                                       ---------               ---------                  ---------
  Total operating expenses               210,752       77.7      186,954        75.6        156,343        75.4
                                       ---------               ---------                  ---------
Operating Cash Flow                       60,423       22.3       60,344        24.4         51,054        24.6
Other expenses:
  Depreciation and amortization           16,103        5.9       16,996         6.9         13,243         6.4
  Interest expense                        26,219        9.7       24,461         9.9         25,010        12.1
  Litigation expense (credit) .           (5,000)      (1.8)        --          --           14,200         6.8
  Stock compensation expense               9,344        3.4         --          --             --          --
                                       ---------               ---------                  ---------
       Total other expenses               46,666       17.2       41,457        16.8         52,453        25.3
Income (loss) before income
  taxes and extraordinary item            13,757        5.1       18,887         7.6         (1,399)       (0.7)
  Income tax (benefit) expense           (19,172)      (7.1)       2,758         1.1          1,515         0.7
                                       ---------               ---------                  ---------
Income (loss) before
  extraordinary item                      32,929       12.1       16,129         6.5         (2,914)       (1.4)
Extraordinary item                          --         --           (355)       (0.1)          --          --
                                       ---------               ---------                  ---------
Net income (loss)                      $  32,929       12.1    $  15,774         6.4      $  (2,914)       (1.4)
                                       =========               =========                  =========

                                                                 Year Ended December 31,
                                                                 (Dollars in Thousands)
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         --------------------------------------
Net revenue:
     Out-of-home media                                   $ 113,162      $  99,833     $  93,177
     Broadcasting                                           96,533         85,927        72,429
     Sports & entertainment                                 61,480         61,538        41,791
                                                         ---------      ---------     ---------
        Total net revenue                                $ 271,175      $ 247,298     $ 207,397
                                                         =========      =========     =========
Segment operating expenses:
     Out-of-home media                                   $  72,159      $  63,924     $  61,199
     Broadcasting                                           60,049         53,096        42,447
     Sports & entertainment                                 68,531         61,701        45,180
                                                         ---------      ---------     ---------
        Total segment operating expenses:                $ 200,739      $ 178,721     $ 148,826
                                                         =========      =========     =========
Operating Cash Flow:
     Out-of-home media                                   $  41,003      $  35,909     $  31,978
     Broadcasting                                           36,484         32,831        29,982
     Sports & entertainment                                 (7,051)          (163)       (3,389)
                                                         ---------      ---------     ---------
        Total Segment Operating Cash Flow                   70,436         68,577        58,571
     Corporate overhead                                    (10,013)        (8,233)       (7,517)
                                                         ---------      ---------     ---------
        Operating Cash Flow                              $  60,423      $  60,344     $  51,054
                                                         =========      =========     =========
Change in net revenue from prior periods:
     Out-of-home media                                        13.4%           7.1%          9.1%
     Broadcasting                                             12.3           18.6           7.0
     Sports & entertainment                                   (0.1)          47.3          26.7
        Change in total net revenue                            9.7           19.2          11.4
Operating data as a % of net revenue:
     Segment operating expenses as a % of net
         revenue:
        Out-of-home media                                     63.8%          64.0%         65.7%
        Broadcasting                                          62.2           61.8          58.6
        Sports & entertainment                               111.5          100.3         108.1
          Total segment operating expenses:                   74.0           72.3          71.8
Operating Cash Flow as a % of net revenue:
        Out-of-home media                                     36.2%          36.0%         34.3%
        Broadcasting                                          37.8           38.2          41.4
        Sports & entertainment                               (11.5)          (0.3)         (8.1)
        Operating Cash Flow as a % of total net
         revenue                                              22.3           24.4          24.6


1997 Compared with 1996

     Net Revenue. Our 1997 net revenue was $271.2 million. This represents an increase of $23.9 million, or 10%, from $247.3 million in 1996. Changes in net revenue were as follows:

     o Out-of-Home Media. Our 1997 net revenue from our outdoor advertising and airport advertising operations increased by $13.3 million, or 13%, from 1996. This increase was mainly due to an increase in both national and local advertising sales.

     o Broadcasting. Our 1997 net revenue from our television and radio broadcasting operations increased by $10.6 million, or 12%, from 1996. This increase was mainly due to the effects of increased rates and sales volumes, the addition of time brokerage agreements with television stations WUTR and WIVT, and the completion of a full 12 months of operations at KFTY and KION.

     o Sports & Entertainment. Our 1997 net revenue from our sports and entertainment operations remained unchanged, at $61.5 million, from 1996. The net revenues remained unchanged primarily due to the combination of increased ticket sales and the addition of a Seattle
          SuperSonics retail store, offset primarily by decreased revenues due to the SuperSonics participating in 12 games of the 1997 NBA playoffs compared to 21 games in the 1996 playoffs.

     Segment Operating Expenses (Excluding Corporate Overhead). Our 1997 segment operating expenses were $200.7 million. This represents an increase of $22.0 million, or 12%, from $178.7 million in 1996. Changes in our segment operating expenses (excluding corporate overhead) were as follows:

     o Out-of-Home Media. Our 1997 operating expenses from our outdoor advertising and airport advertising operations increased by $8.2 million, or 13% from 1996, to $72.2 million. This increase was primarily due to expenses related to increased sales activity.

     o Broadcasting. Our 1997 operating expenses from our television and radio broadcasting operations increased by $7.0 million from 1996, or 13%, to $60.0 million. This increase was primarily due to the effects of higher programming, promotion, and production expenses primarily reflecting the development and expansion of our local news programming. The addition of time brokerage agreements with the television stations WUTR and WITV, and a full 12 months of operations at KFTY and KION, also contributed to the increase in operating expenses.

     o Sports & Entertainment. Our 1997 operating expenses from our sports and entertainment operations increased by $6.8 million from 1996, or 11%, to

          $68.5 million. This increase was primarily due to the combination of expenses related to increased player compensation costs and the addition of a Seattle SuperSonics retail store, offset in part by lower costs associated with the SuperSonics participating in 12 games of the 1997 NBA playoffs instead of 21 games in the 1996 NBA playoffs.

     Corporate Overhead. Our corporate overhead expenses were $10.0 million in 1997. This represents an increase of $1.8 million, or 22%, from 1996. This increase was mainly due to increased utilization of outside services, primarily for public relations, and insurance costs.

     Operating Cash Flow. Our Operating Cash Flow increased slightly from $60.3 million in 1996 to $60.4 million. The increase in Operating Cash Flow in our out-of-home and broadcasting segments offset the decrease in the sports and entertainment segment's Operating Cash Flow and the increase in corporate overhead expenses. Operating Cash Flow as a percentage of net revenue decreased to 22% in 1997 from 24% in 1996.

     Depreciation and Amortization Expense. Our depreciation and amortization expenses were $16.1 million in 1997. This represents a decrease of $0.9 million, or 5%, from $17.0 million in 1996. This decrease is mainly due to certain intangible assets becoming fully amortized in 1997.

     Interest Expense. Our interest expenses were $26.2 million in 1997. This represents an increase of $1.7 million, or 7%, from $24.5 million in 1996. This increase is primarily due to higher average debt balances during 1997.

     Litigation Expense. In 1997, we reduced an accrual for litigation expense by $5.0 million to reflect a reduction in the amount of a judgment rendered against the Company and certain of its officers as described under "Legal Proceedings" above. No such adjustment was made in 1996.

     Stock Compensation Expense. In 1997, we recognized $9.3 million of stock compensation expense, which was primarily due to the conversion of incentive stock options into nonqualified stock options as described in Note 11 to the Consolidated Financial Statements. We did not recognize any stock compensation expense in 1996.

     Income Tax Expense. In 1997, we incurred a $19.2 million income tax benefit, compared to an income tax expense of $2.8 million in 1996. This benefit primarily resulted from the recognition of a deferred tax asset in 1997, offset in part by alternative minimum taxes and state income taxes. Recognition of this deferred tax asset in 1997 occurred as a result of a $27.2 million decrease in the Company's valuation allowance, primarily through utilization of net operating loss carryforwards and the reversal of the remaining valuation allowance. Our management expects to recognize income tax expense at approximately statutory rates in 1998. This forward looking statement is, however, subject to the qualifications set forth under "Forward Looking Statements" above.

     Extraordinary Item. In 1996, as a result of entering into a credit agreement, we wrote off deferred costs of $0.4 million related to the previous credit agreement. There were no extraordinary items in 1997.

     Net Income. Our net income was $32.9 million in 1997. This represents an increase of $17.2 million, or 109%, from 1996. The increase was mainly due to the combination of the recognition of a deferred tax asset and the adjustment to the litigation accrual, offset in part by the recognition of stock compensation expense. Our net income as a percentage of net revenue increased to 12% in 1997 from 6% in 1996.

1996 Compared with 1995

     Net Revenue. In 1996, our net revenue was $247.3 million. This represents an increase of $39.9 million, or 19%, from $207.4 million in 1995. Changes in our net revenue were as follows:

     o Out-of-Home Media. Our 1996 net revenues from our outdoor advertising and airport advertising operations increased by $6.7 million, or 7%, from 1995. This increase was primarily due to increased sales volume reflecting a strengthening market for national advertising.

     o Broadcasting. Our 1996 net revenue from our television and radio broadcasting operations increased by $13.5 million, or 19%, from 1995. This increase was due primarily to improved local broadcast revenue related to sports operations, the addition of television stations KION and KFTY, and increased rates and sale volumes.

     o Sports & Entertainment. Our 1996 net revenue from our sports and entertainment operations increased by $19.7 million, or 47%, from 1995. This was mainly due to the SuperSonics participating in 21 games of the 1996 NBA playoffs compared to 4 games in the 1995 NBA playoffs.

     Segment Operating Expenses (Excluding Corporate Overhead). Our 1996 segment operating expenses were $178.7 million. This represents an increase of $29.9 million, or 20%, from $148.8 million in 1995. Changes in our segment operating expenses (excluding corporate overhead) were as follows:

     o Out-of-Home Media. Our 1996 operating expenses from our outdoor advertising and airport advertising operations increased $2.7 million, or 4%, from 1995 to $63.9 million. This increase was primarily due to expenses related to increased sales activity.

     o Broadcasting. Our 1996 operating expenses from our television and radio broadcasting operations were $53.1 million. This represents an increase of $10.6 million, or 25%, from 1995. The increase was primarily due to the addition of television station KFTY, the commencement of the time brokerage agreement for the television station KION, and higher programming, promotion, and production expenses.

     o Sports & Entertainment. Our 1996 operating expenses from our sports and entertainment operations were $61.7 million. This represents an increase of $16.5 million, or 37%, from 1995. The increase was primarily due to increased basketball operating expenses related to the SuperSonics participating in 21 games of the 1996 NBA playoffs compared to 4 games in the 1995 NBA playoffs.

     Corporate Overhead. Our 1996 corporate overhead expenses were $8.2 million. This represents an increase of $0.7 million, or 9%, from $7.5 million in 1995. This increase was mainly due to expenses associated with our company name change in 1996 and relocation expenses related to moving our corporate offices in 1996.

     Operating Cash Flow. Our Operating Cash Flow in 1996 increased by $9.3 million, or 18%, from our Operating Cash Flow in 1995. The increase in Operating Cash Flow in our out-of-home media and broadcasting segments, in conjunction with a lower deficiency in Operating Cash Flow for our sports and entertainment segment, more than offset the increase in corporate overhead expenses. Operating Cash Flow as a percentage of net revenue slightly decreased to 24% in 1996 from 25% in 1995.

     Depreciation and Amortization Expense. Our depreciation and amortization expenses were $17.0 million in 1996. This represents an increase of $3.8 million, or 29%, from our 1995 depreciation and amortization expenses of $13.2 million. The increase is mainly the result of depreciation expenses related to the Key Arena leasehold improvements and the acquisition of KFTY in 1996.

     Interest Expense. Our interest expense was $24.5 million in 1996. This represents a decrease of $0.5 million, or 2%, from our 1995 interest expense of $25.0 million. This decrease was mainly due to a combination of lower average debt balances in 1996 and to favorable interest rate contracts in 1996.

     Litigation Expense. In 1995, we recorded an accrual for a litigation expense of $14.2 million. See "Legal Proceedings" above. We recorded no such accrual in 1996.

     Income Tax Expense. In 1996, we incurred $2.8 million of income tax expense. The majority of that expense was for state income taxes ($1.2 million), related to a pending settlement of certain prior year tax returns, and for the federal alternative minimum tax ($1.6 million). Income tax expense was below the applicable statutory rate primarily due to the utilization of net operating loss carryforwards.

     Extraordinary  Item.  As a result of the credit  agreement  that we entered into in 1996, we wrote off deferred costs of $0.4 million in 1996. This write-off was related to the previous credit agreement. There were no extraordinary items for 1995.

     Net Income (Loss). Our net income was $15.8 million in 1996. This represents an increase of $18.7 million from the net loss of $2.9 million in 1995. The increase was mainly due to the effect of recording an accrual for a litigation expense in 1995. Net income as a percentage of net revenue increased to 6% in 1996 from (1.0%) in 1995.

Liquidity and Capital Resources

     On January 28, 1998, we replaced our existing $77.5 million credit agreement with our new $265.0 million Credit Agreement. The Credit Agreement provides a revolving credit facility of up to $77.5 million, due to restrictions related to the Senior Notes, including up to $10.0 million in standby letters of credit. The Credit Agreement further provides that if we redeem our Senior Notes prior to December 15, 1998, the maximum permissible borrowings under the Credit Agreement will be increased to $265.0 million, which will consist of a $120.0 million term loan facility and a revolving credit facility of $145.0 million. In addition, subsequent to the redemption of the Senior Notes and prior to December 15, 1998, the total available under the revolving credit facility can be increased by $35.0 million only to refinance the Partnership's Credit Agreement. See " - Overview Refinancing" above.

     In addition, in February 1998 the Partnership replaced its previous credit agreement with a new credit agreement providing for borrowings up to $35.0 million ("Partnership Credit Agreement"). The borrowings are secured by a pledge of all the Partnership's assets. Subsequent to the redemption of the Senior Notes and prior to December 15, 1995, it is expected that the Partnership Credit Agreement will terminate and be refinanced with borrowings under the Credit Agreement, and that the maximum borrowings permitted under the Credit Agreement will be increased by $35.0 million.

     As of March 13, 1998, we had utilized $70.0 million of our revolving credit facility and had available $6.7 million for future borrowings under the Credit Agreement. As of the same date, the Partnership had utilized $20.5 million and had available $14.5 million for future borrowings under the Partnership Credit Agreement. We will be required to repay the outstanding revolving credit facility in quarterly installments from March 2000 through June 2005. If we redeem the Senior Notes, we will be required to repay outstanding borrowings under the term loan facility in quarterly installments from March 1999 through June 2005.

     We can choose to have interest calculated under the Credit Agreement at a Base Rate or LIBOR rate plus defined margins. As of March 13, 1998, the annual interest rate of borrowings outstanding under the Credit Agreement was approximately 7.06% and under the Partnership Credit Agreement was approximately 7.69%.

     The Company had $32.5 million aggregate principal amount of Subordinated Notes outstanding at December 31, 1997. The Subordinated Notes require principal repayments of $12.5 million, $10.0 million, and $10.0 million in 1998, 1999, and 2000, respectively.

     We have pledged all of our subsidiaries' outstanding stock as collateral for amounts due under the Credit Agreement and the Senior Notes. Thus, if we default under the Credit Agreement or the Senior Notes, the lenders may take possession of and sell some or all of our subsidiaries to satisfy our obligations. Similarly, the Partnership has pledged all its assets under the Partnership Credit Agreement. If the Partnership defaults under the Partnership Credit Agreement, the lenders may take possession of and sell some or all of the Partnership's assets to satisfy its obligations, subject to applicable FCC restrictions.

     In addition, the Credit Agreement, the Senior Notes and the Subordinated Notes restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios. See "Business - Restrictions on Our Operations."

     In connection with our time brokerage agreements with the owners of television stations WUTR and KION, we have guaranteed certain bank loan obligations of the station owners. The aggregate principal balance outstanding on such obligations was $11.6 million at December 31, 1997. See Note 12 to the Consolidated Financial Statements.

     Our working capital was $12.0 million, as of December 31, 1997; $11.2 million, as of December 31, 1996; and $15.1 million as of December 31, 1995.

     We expended $17.6 million, $13.1 million and $15.1 million for capital expenditures in 1997, 1996 and 1995, respectively. Our management anticipates that 1998 capital expenditures, consisting primarily of construction and maintenance of billboard structures, broadcasting equipment, the Seattle SuperSonics aircraft, and other capital additions, will be between $20.0 million and $25.0 million. This forward looking statement is, however, subject to the qualifications set forth under "Forward Looking Statements" above.

     For the fiscal years 1995 through 1997, we have financed our working capital needs primarily from cash provided by operating activities. Over that period, our long-term liquidity needs, including for acquisitions, have been financed through additions to our long-term debt, principally through bank borrowings and the sale of senior and subordinated debt securities. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for 1997 increased to $28.0 million from $16.3 million in 1996. This increase is mainly due to one-time advance payments made in 1996 related to Seattle SuperSonics players' contracts.

Impact of Year 2000

     Some of our older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions and engage in normal business activities.

     We have completed a preliminary assessment to identify and mitigate Year 2000-related issues. Based on our assessment, we identified that most of our core business software that will be in use by 1999 has been certified in writing to be Year 2000 compliant by the vendors. However, we are aware of some core business software that has not been certified and are in the process of obtaining certification or replacing the software. In addition, system replacement projects are being actively planned for core business software that is known today to have Year 2000 issues. These systems are scheduled to be replaced, regardless of Year 2000 issues, by mid-1999. We also identified some of the components of our custom developed software that are currently not Year 2000 compliant. As a result, we have completed a detailed assessment and have developed an action plan to address these issues by the end of 1998. Lastly, we do not have total control of systems used in electronic communications with third parties (e.g., banks, vendors, etc.). If these systems are not successfully modified to address Year 2000 issues, the operations of our company may be negatively impacted. However, as part of our Year 2000 Project, due to be completed in 1998, we intend to identify exposure areas and plan alternative solutions.

     Based on our assessment, we believe the Year 2000 issue will not pose significant risk to our operations. Modifications and upgrades directly related to Year 2000 issues are not expected to have a material financial impact upon our company.

Quarterly Variations

     Our results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the broadcasting and sports entertainment segments. In particular, our net revenue and Operating Cash Flow historically have been affected positively during the NBA basketball season (the first, second and fourth quarters) and by increased advertising activity in the second and fourth quarters.

Taxes

     At December 31, 1997, we had a net operating loss carryforward for federal income tax purposes of approximately $38.4 million that expires in the years 2005 through 2007, and an alternative minimum tax credit carryforward of approximately $2.1 million.

Inflation

     The effects of inflation on our costs generally have been offset by our ability to correspondingly increase our rate structure.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and disclosure of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under generally accepted accounting principles are excluded from net income. Adoption of this statement is required in 1998. Currently, we do not engage in any transactions that would result in the reporting of comprehensive income.

Other

     On March 23, 1998, the Board of Governors voted to reopen the NBA's collective bargaining agreement with the National Basketball Players Association. As a result, the current agreement will expire on June 30, 1998. While the desire is to reach a new agreement before June 30, there is no assurance that the parties will do so. If the parties fail to reach a new agreement before the start of the 1998-99 season, there is a risk that all or a portion of that season could be cancelled. In such event, our Operating Cash Flow could be adversely affected. However, the loss of revenue would be partially offset by a substantial reduction of operating expenses, primarily players' salaries.

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

             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning our directors and certain executive officers, see the sections entitled "Item 1 - Election of Directors" and "Management Information" in our definitive Proxy Statement dated March 30, 1998, which is incorporated into this section by reference and "Executive Officers of the Registrant" under Part I of this report.

                        ITEM 11 - EXECUTIVE COMPENSATION

         For information concerning executive compensation, see the sections entitled "Item 1 - Election of Directors" and "Management Information" in our definitive Proxy Statement dated March 30, 1998, which information is incorporated into this section by reference.

                     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     As of March 13, 1998, Barry A. Ackerley, Gabelli Funds, Inc. and The Capital Group Companies, Inc. were the only persons, to our knowledge, owning beneficially more than 5% of the outstanding shares of Common Stock and Class B Common Stock. For information concerning these shareholders' holdings as well as the security ownership of management, see the section entitled "Management Information - Share Ownership" in our definitive Proxy Statement dated March 30, 1998, which information is incorporated into this section by reference.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning certain relationships and related transactions, see the Section entitled "Management Information - Certain Relationships and Related Transactions" in our definitive Proxy Statement dated March 30, 1998, which information is incorporated into this section by reference.

                                     PART IV

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)(1) and (2)  Financial Statements and Schedules.

     The following documents are being filed as part of this Report:


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                          Number
                                                                          ------

Report of Ernst & Young, LLP, independent auditors ....................... F-1

Consolidated balance sheets as of December 31, 1997 and 1996 ............. F-2

Consolidated statements of operations for the  years ended
December 31, 1997, 1996 and 1995 ......................................... F-3

Consolidated statements of stockholders' deficiency for the years ended
December 31, 1997, 1996 and 1995 ......................................... F-4

Consolidated statements of cash flows for the years ended
December 31, 1997, 1996 and 1995 ......................................... F-5

Notes to consolidated financial statements ............................... F-7


Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3)  Exhibits:

Exhibit
  No.    Exhibit
  ---    -------

3.1      Third Restated Certificate of Incorporation(1)

3.2      Certificate  of  Amendment   dated  May  11,  1994  to  Third  Restated
         Certificate of Incorporation(1)

3.3 Certificate of Amendment dated October 1, 1996 to Third Restated Certificate of Incorporation(2)

Exhibit
  No.    Exhibit
  ---    -------

3.4 Certificate of Amendment dated September 26, 1996 to Third Restated Certificate of Incorporation(2)

3.5      Amended and Restated Bylaws

4.1 Indenture dated October 1, 1993 between the Company and First Bank National Association, relating to the 10 3/4% Series A Senior Secured Notes and the 10 3/4% Senior Secured Notes Due 2003(5)

4.2      Form of Specimen 10 3/4% Senior Secured Note Due 2003(5)

10.1 Credit Agreement dated January 28, 1998, by and among The Ackerley Group, Inc., First Union National Bank, Fleet Bank, N.A., Union Bank of California, N.A., and KeyBank National Association.

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

10.7     Implementation and Waiver Agreement dated October 18, 1991(7)

10.10 The Company's Employee Stock Option Plan, as amended and restated on March 4, 1996(9)

10.11    Nonemployee-Director's Equity Compensation Plan(10)

10.12 Amended and Restated Limited Partnership Agreement of New Century Seattle Partners, L.P. dated July 14, 1994(3)

10.13 Premises Use and Occupancy Agreement between The City of Seattle and SSI Sports, Inc. dated March 2, 1994(1)

Exhibit
  No.    Exhibit
  ---    -------

21       Subsidiaries of the Company

24 Power of Attorney for each of Gail A. Ackerley, Richard D. Cooley, M. Ian G. Gilchrist and Michel C. Thielen dated March 11, 1998.

27.1     Financial Data Schedule for fiscal year ended December 31, 1997.

27.2 Restated Financial Data Schedule for period of January 1, 1997 through September 30, 1997.

27.3 Restated Financial Data Schedule for period of January 1, 1997 through June 30, 1997.

27.4 Restated Financial Data Schedule for period of January 1, 1997 through March 31, 1997.

27.5     Restated  Financial  Data  Schedule for fiscal year ended  December 31,
         1996.

27.6 Restated Financial Data Schedule for period of January 1, 1996 through September 30, 1996.

27.7 Restated Financial Data Schedule for period of January 1, 1996 through June 30, 1996.

27.8 Restated Financial Data Schedule for period of January 1, 1996 through March 31, 1996.

27.9     Restated  Financial  Data  Schedule for fiscal year ended  December 31,
         1995.

------------
(1) Incorporated by reference to Exhibits 3.1, 3.2, 10.1, 10.8 and 10.22, respectively, to the Company's 1994 Annual Report on Form 10-K
(2) Incorporated by reference to Exhibits 3.1, 3.2, and 10, respectively, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(3) Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994
(4) Incorporated by reference to Exhibits 3.3 and 10.12, respectively, to the Company's 1988 Annual Report on Form 10-K
(5) Incorporated by reference to Exhibits 4.1, 4.2 and 10.21 of the Company's Registration Agreement on Form S-1, File No. 33-70936
(6) Incorporated by reference to Exhibits 10.13 and 10.16, respectively, to the Company's 1989 Annual Report on Form 10-K
(7) Incorporated by reference to Exhibits 10.9, 10.10 and 10.16, respectively, to the Company's 1991 Annual Report on Form 10-K
(8) Incorporated by reference to Exhibit 10.20 to the Company's 1990 Annual Report on Form 10-K
(9) Incorporated by reference to Exhibits 10.10 and 27.1, respectively, to the Company's 1995 Annual Report on Form 10-K
(10) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed on May 14, 1996.

(b)      Reports on Form 8-K.
         No reports on Form 8-K were filed during the fourth quarter ending December 31, 1997.

(c) Exhibits required by Item 601 of Regulation S-K are being filed herewith. See Item 14(a)(3) above.

(d) Financial statements required by Regulation S-X are being filed herewith. See Item 14(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                                   THE ACKERLEY GROUP, INC.

                                   By:  /s/ BARRY A. ACKERLEY
                                   -------------------------------------------
                                   Barry A. Ackerley, Chairman of the Board and
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated, on the 30th day of March, 1998.

A Majority of the Board of Directors:     Principal Executive Officer:

/s/ BARRY A. ACKERLEY                     By:  /s/ BARRY A. ACKERLEY
---------------------                     --------------------------
Barry A. Ackerley, Chairman               Barry A. Ackerley, Chairman of the Board and
                                          Chief Executive Officer

/s/ GAIL A. ACKERLEY*
---------------------
Gail A. Ackerley, Co-Chairman

                                          Principal Financial Officer:

/s/ RICHARD P. COOLEY*                    /s/ DENIS M. CURLEY
----------------------                    -------------------
Richard P. Cooley, Director               Denis M. Curley, Co-President and Chief Financial
                                          Officer, Treasurer and Secretary

/s/ M. IAN G. GILCHRIST*
------------------------
M. Ian G. Gilchrist, Director

                                          Principal Accounting Officer:

/s/ MICHEL C. THIELEN*                    /s/ KEITH W. RITZMANN
----------------------                    ---------------------
Michael C. Thielen, Director              Keith W. Ritzmann, Senior Vice President and
                                          Chief Information Officer, Assistant Secretary
                                          and Controller

*By: /s/ DENIS M. CURLEY
-------------------------
 Attorney-in-Fact


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
The Ackerley Group, Inc.


We have audited the accompanying consolidated balance sheets of The Ackerley Group, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ackerley Group, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                /s/ Ernst & Young LLP
                                        ---------------------------------------

Seattle, Washington
February 27, 1998,
except for Note 12, as to which the date is March 23, 1998

                            THE ACKERLEY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                         December 31,
                                                                                     1997            1996
                                                                                 ------------    ------------
                                                                                       (In thousands)
Current assets:
     Cash and cash equivalents                                                   $      3,656    $      2,910
     Accounts receivable, net of allowance ($1,498 in 1997, $1,426 in 1996)            52,923          43,754
     Current portion of broadcast rights                                                7,349           5,656
     Prepaid expenses                                                                  12,360          13,336
     Deferred tax asset                                                                11,499            --
     Other current assets                                                               4,734           3,509
                                                                                 ------------    ------------
         Total current assets                                                          92,521          69,165

Property and equipment, net                                                            94,968          88,136
Intangibles, net                                                                       42,318          41,856
Other assets                                                                           36,578          25,755
                                                                                 ------------    ------------
         Total assets                                                            $    266,385    $    224,912
                                                                                 ============    ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                            $      9,103    $      5,019
     Accrued interest                                                                   3,995           3,959
     Other accrued liabilities                                                         19,071          16,160
     Deferred revenue                                                                  23,857          20,050
     Current portion of broadcasting obligations                                        8,346           7,032
     Current portion of long-term debt                                                 16,130           5,791
                                                                                 ------------    ------------
         Total current liabilities                                                     80,502          58,011
Long-term debt, net of current portion                                                213,294         229,350
Litigation accrual                                                                      8,072          13,248
Other long-term liabilities                                                             9,426           8,142
                                                                                 ------------    ------------
         Total liabilities                                                            311,294         308,751
Commitments and contingencies
Stockholders' deficiency:
     Common  stock,  par value  $.01 per  share--authorized 50,000,000 shares;
     issued 21,855,398 and 21,186,724 shares at  December  31, 1997 and 1996 respectively; and outstanding 20,480,452 and 19,811,778 shares at
     December 31, 1997 and 1996 respectively                                              218             212

     Class B common  stock,  par  value  $.01 per  share--authorized 11,406,510 shares; issued and outstanding 11,053,510 and 11,353,810 shares at
     December 31, 1997 and 1996 respectively                                              111             114

Capital in excess of par value                                                          9,816           3,195
Deficit                                                                               (44,965)        (77,271)
Less common stock in treasury, at cost (1,374,946 shares)                             (10,089)        (10,089)
                                                                                 ------------    ------------
     Total stockholders' deficiency                                                   (44,909)        (83,839)
                                                                                 ------------    ------------
     Total liabilities and stockholders' deficiency                              $    266,385    $    224,912
                                                                                 ============    ============


                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year Ended December 31,
                                                          ---------------------------------------
                                                               1997         1996         1995
                                                          ---------------------------------------
                                                          (In thousands, except per share amounts)
Revenue                                                     $ 306,169    $ 279,662    $ 235,820
Less agency commissions and discounts                          34,994       32,364       28,423
                                                            ---------    ---------    ---------
Net revenue                                                   271,175      247,298      207,397

Expenses:
     Operating expenses                                       210,752      186,954      156,343
     Amortization                                               4,146        6,404        5,734
     Depreciation                                              11,957       10,592        7,509
     Interest expense                                          26,219       24,461       25,010
     Litigation expense (credit)                               (5,000)        --         14,200
     Stock compensation expense                                 9,344         --           --
                                                            ---------    ---------    ---------
Total expenses                                                257,418      228,411      208,796

Income (loss) before income taxes and extraordinary item       13,757       18,887       (1,399)
Income tax (benefit) expense                                  (19,172)       2,758        1,515
                                                            ---------    ---------    ---------
Income (loss) before extraordinary item                        32,929       16,129       (2,914)
Extraordinary item:  loss on debt extinguishment                 --           (355)        --
                                                            ---------    ---------    ---------
Net income (loss)                                           $  32,929    $  15,774    $  (2,914)
                                                            =========    =========    =========
Earnings per common share:
Income (loss) per common share, before extraordinary item   $    1.05    $     .52    $    (.09)
Extraordinary item:  loss on debt extinguishment                 --           (.01)        --
                                                            ---------    ---------    ---------
Net income (loss) per common share                          $    1.05    $     .51    $    (.09)
                                                            =========    =========    =========
Earnings per common share - assuming dilution:
Income (loss) per common share, before extraordinary item   $    1.04    $     .51    $    (.09)
Extraordinary item:  loss on debt extinguishment                 --           (.01)        --
                                                            ---------    ---------    ---------
Net income (loss) per common share                          $    1.04    $     .50    $    (.09)
                                                            =========    =========    =========
Weighted average number of shares                              31,345       31,166       31,052
Weighted average number of shares - assuming dilution          31,652       31,760       31,052


                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    (in thousands, except share information)


                                                                                                                Common
                                                                                    Capital in                 stock in
                                                                 Class B common      excess of                 treasury
                                       Common stock                  stock           par value    Deficit      (at cost)
                                       ------------                  -----           ---------    -------      ---------
                                    Shares      Amount        Shares        Amount
                                    ------      ------        ------        ------
Balance, January 1, 1995           20,499,812   $  205      11,803,722    $   118    $  2,851   $   (89,044)   $  (10,089)

Exercise of stock options and
stock conversions                     277,200        3         (72,200)        (1)        242          --            --

Cash dividend, $0.015 per share          --       --             --          --          --             (464)         --

Net loss                                 --       --             --          --          --           (2,914)         --
                                   -------------------      ----------    -------    --------   ------------   ----------
Balance, December 31, 1995         20,777,012      208      11,731,522        117       3,093       (92,422)      (10,089)

Exercise of stock options and
stock conversions                     409,712        4        (377,712)        (3)        102          --            --

Cash dividend, $0.02 per share           --       --             --          --          --            (623)          --

Net income                               --       --             --          --          --           15,774          --
                                   -------------------      ----------    -------    --------   ------------   ----------
Balance, December 31, 1996         21,186,724      212      11,353,810        114       3,195       (77,271)      (10,089)

Exercise of stock options and
stock conversions                     663,964        6        (300,300)        (3)      6,561         --             --

Stock issued to directors               4,710     --             --          --            60          --             --

Cash dividend, $0.02 per share           --       --             --          --          --            (623)          --

Net income                               --       --             --          --          --           32,929          --
                                   -------------------      ----------    -------    --------   ------------   ----------
Balance, December 31, 1997         21,855,398   $  218      11,053,510    $   111    $  9,816   $    (44,965)  $  (10,089)
                                   ===================      ==========    =======    ========   ============   ==========


                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year Ended December 31,
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            --------    --------    --------
                                                                      (In thousands)
Cash flows from operating activities:
Reconciliation of net income (loss) to net
cash provided by operating activities:
     Net income (loss)                                      $ 32,929    $ 15,774    $ (2,914)
     Adjustment to reconcile net income (loss) to net
     cash provided by operating activities:
         Litigation expense (credit)                          (5,000)       --        14,200
         Stock compensation expense                            9,344        --          --
         Deferred tax benefit                                (19,798)       --          --
         Loss on debt extinguishment                            --           355        --
         Depreciation and amortization                        16,103      16,996      13,243
         Amortization of deferred financing costs              1,790       1,379         820
         Gain on sale of property and equipment                 (155)       (423)        (50)
     Change in assets and liabilities:
         Accounts receivable                                  (9,169)       (164)     (1,037)
         Current portion of broadcast rights                  (1,693)        123      (1,513)
         Prepaid expenses                                        976      (6,236)       (300)
         Other current assets and other assets                10,804      (3,274)      7,691
         Accounts payable and accrued interest                 4,120       1,066      (2,675)
         Other accrued liabilities and other long-term
           liabilities                                       (17,362)    (11,927)      2,898
         Deferred revenues                                     3,807       1,781       4,574
         Current portion of broadcast obligations              1,314         887       1,401
                                                            --------    --------    --------
     Net cash provided by operating activities                28,010      16,337      36,338

Cash flows from investing activities:
     Proceeds from sale of property and equipment                275       1,474         478
     Payments for acquisitions                                (2,483)    (20,445)       --
     Capital expenditures                                    (17,593)    (13,124)    (15,098)
                                                            --------    --------    --------
         Net cash used in investing activities               (19,801)    (32,095)    (14,620)

Cash flows from financing activities:
     Borrowings under debt obligations                        27,000      38,000      64,000
     Repayments under debt obligations                       (34,100)    (24,539)    (81,294)
     Dividends paid                                             (623)       (623)       (464)
     Payments of deferred financing costs                       --          (694)        (70)
     Proceeds from the issuance of stock                         260         103         243
                                                            --------    --------    --------
         Net cash provided (used in) financing activities     (7,463)     12,247     (17,585)
                                                            --------    --------    --------

Net increase (decrease) in cash and cash equivalents             746      (3,511)      4,133
Cash and cash equivalents at beginning of period               2,910       6,421       2,288
                                                            --------    --------    --------
     Cash and cash equivalents at end of period             $  3,656    $  2,910    $  6,421
                                                            ========    ========    ========

                            THE ACKERLEY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            --------    --------    --------
                                                                      (In thousands)
Supplemental cash flow information:
     Interest paid                                          $23,163     $21,524     $24,032
     Income taxes paid                                          836       2,157         538
     Noncash transactions:
         Broadcast rights acquired and broadcast
         obligations assumed                                $12,201     $ 9,165     $10,337
         Assets acquired through barter                       1,053       1,342       1,065
         Assets acquired under capital leases                  --          --         7,982

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies

     (a) Organization - The Ackerley Group, Inc. and its subsidiaries (the "Company") is a diversified media and entertainment company that engages in three principal businesses: (i) out-of-home media, including outdoor and airport advertising; (ii) television and radio broadcasting; and (iii) sports marketing and promotion, primarily through ownership of the Seattle SuperSonics, a franchise of the National Basketball Association. Outdoor advertising operations are conducted principally in the Seattle, Portland, Boston, Miami, Ft. Lauderdale, and West Palm Beach markets, whereas airport advertising operations are conducted in airports throughout the United States. The markets served by the Company's television stations and their affiliations are as follows:
Syracuse, New York (ABC affiliate); Utica, New York (ABC affiliate through a time brokerage agreement); Binghamton, New York (ABC affiliate through a time brokerage agreement); Colorado Springs, Colorado (CBS affiliate); Santa Rosa, California (independent); Bakersfield, California (NBC affiliate); Salinas/Monterey, California (FOX affiliate and CBS affiliate through a time brokerage agreement); and Bellingham, Washington/Vancouver, British Columbia (independent). Radio broadcasting consists of one AM and two FM stations serving the Seattle/Tacoma area through the Company's limited partnership interest in the Partnership, and one AM station serving the Seattle/Tacoma area.

     (b) Principles of consolidation - The accompanying financial statements consolidate the accounts of The Ackerley Group, Inc. and its subsidiaries, substantially all of which are wholly-owned. Minority interest is not material. All significant intercompany transactions have been eliminated in consolidation.

     (c) Revenue recognition - Out-of-home display advertising revenue is recognized ratably on a monthly basis over the period in which advertisement displays are posted on the advertising structures or in the display units. Broadcast revenue is recognized in the period in which the advertisements are aired. Payments from clients received in excess of one month's advertising are recorded as deferred revenue. Ticket payments are recorded as deferred revenue when received and recognized as revenue ratably as home games are played.

     (d) Barter transactions - The Company engages in nonmonetary trades of advertising space or time in exchange for goods or services. These barter transactions are recorded at the estimated fair value of the asset or service received in accordance with Financial Standards Board Statement No. 29, "Accounting for Nonmonetary Transactions." Revenue is recognized when the advertising is provided and assets or expenses are recorded when assets are received or services used. Goods and services due to the Company in excess of advertising provided are recorded in other current assets. Advertising to be provided in excess of goods and services received are recorded in other accrued liabilities.

     (e) Property and equipment - Property and equipment are carried on the basis of cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. The Company depreciates groups of large number of assets with homogeneous characteristics and useful lives. Under group depreciation, no gain or loss on disposals is recognized unless the asset group is fully depreciated. For assets accounted for under group depreciation, the Company recognizes gains on disposals primarily from proceeds received from condemnations of fully-depreciated advertising structures. The Company recognizes gains and losses on disposals of individual, non-homogeneous assets. Depreciation of property and equipment, including the cost of assets recorded under capital lease agreements, is provided on the straight-line and accelerated methods over the estimated useful lives of the assets or lease terms.

     (f) Intangible assets - Intangible assets are carried on the basis of cost and are amortized principally on the straight-line method over estimated useful lives. Goodwill represents the cost of acquired businesses in excess of amounts assigned to certain tangible and intangible assets at the dates of acquisition.

     (g) Broadcast rights and obligations - Television films and syndication rights acquired under license agreements (broadcast rights) and the related obligations incurred are recorded as assets and liabilities at the time the rights are available for broadcasting based upon the gross amount of the contract. The capitalized costs are amortized on an accelerated basis over the contract period or the estimated number of showings, whichever results in the greater aggregate monthly amortization. Broadcast rights are carried at the lower of unamortized cost or net realizable value. The estimated cost of broadcast rights to be amortized during the next year has been classified as a current asset. Broadcast obligations are stated at contractual amounts and balances due within one year are reported as current obligations.

     (h) Stock based compensation - The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and recognizes compensation expense for incentive stock option grants using the intrinsic method.

     (i) Cash equivalents - The Company considers investments in highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

     (j) Concentration of credit risk and financial instruments - The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments with major banks. The carrying value of financial instruments, which include cash, receivables, payables, and long-term debt, approximates market value at December 31, 1997.

     (k) Statements of cash flows - Beginning in 1997, the Company began presenting the Consolidated Statements of Cash Flows using the indirect method instead of the direct method which was used in prior years. The 1996 and 1995 Consolidated Statements of Cash Flows have been restated to conform to the 1997 presentation.

     (l) Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (m) Reclassifications - Certain prior years' amounts have been reclassified to conform to the 1997 presentation.

2.   New accounting standards

     The Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share, during 1997. This statement simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. It requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options and rights to purchase common stock were exercised. The 1996 and 1995 earnings per share amounts have been restated to conform to Statement No. 128 requirements.

     The dilutive effects of the weighted-average number of shares representing options and rights included in the calculation of diluted earnings per share were 306,982 shares and 594,283 shares in 1997 and 1996, respectively. Due to a net loss in 1995, the dilutive effects of options and stock purchase rights were excluded from diluted earnings per share as the effects would be antidilutive. There were no differences between net income (loss) amounts used to calculate basic and dilutive earnings per share for any of the periods presented.

     The Company adopted early Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, during 1997. The statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (See Note 14).

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and disclosure of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under generally accepted accounting principles are excluded from net income. Adoption of this statement is required in 1998. Management does not expect the adoption of the statement to impact the financials statements.

3.   Investments and acquisitions

     The Company's wholly-owned subsidiary, KJR Radio, Inc., is a limited partner in New Century Seattle Partners, L.P. (the "Partnership") which owns and operates radio stations in the Seattle market. The Company accounts for this investment using the consolidation method.

     In February 1998, the Partnership redeemed the limited partnership interests and satisfied certain other obligations for $18.0 million. The
Partnership has entered into an agreement to redeem the general partner's interest for approximately $17.7 million, following which KJR Radio, Inc. will be the sole owner of the stations. The redemption requires approval of the Federal Communications Commission ("FCC"), which we have requested. We currently anticipate receiving the FCC's consent and closing this transaction in 1998.

     During 1996, the Company acquired a television station in Santa Rosa, California, and substantially all of the assets of an outdoor advertising company in Boston, Massachusetts. The Company recorded net assets with estimated fair values aggregating $4.7 million and goodwill of $15.8 million. The operations of the acquired businesses did not materially affect the consolidated financial statements of the Company.

4.   Accounts receivable and allowance for doubtful accounts

     As of December 31, 1997 and 1996, accounts receivable includes employee receivables of $2.9 million and $0.2 million, respectively.

     The activity in the allowance for doubtful accounts is summarized as follows:

                                                      1997      1996      1995
                                                    -------   -------   -------
     Balance at beginning of year                   $ 1,426   $ 1,163   $ 1,160
     Additions charged to operating expense             814     1,386       979
     Write-offs of receivables, net of recoveries      (742)   (1,123)     (976)
                                                    -------   -------   -------
     Balance at end of year                         $ 1,498   $ 1,426   $ 1,163
                                                    =======   =======   =======

5.   Property and equipment

     At December 31, 1997 and 1996, property and equipment consisted of the following:

                                                                 Estimated
                                             1997      1996     useful life
                                           --------   --------  -----------
     Land                                  $  7,468   $  6,976
     Advertising structures                  86,737     82,325   6-20 years
     Broadcast equipment                     56,065     52,712   6-20 years
     Building and improvements               38,403     33,264   3-40 years
     Office furniture and equipment          25,482     22,738   5-10 years
     Transportation and other equipment      10,335      9,238   5-6 years
     Equipment under capital leases           7,930      7,982    10 years
                                           --------   --------
                                            232,420    215,235
     Less accumulated depreciation          137,452    127,099
                                           --------   --------
                                           $ 94,968   $ 88,136
                                           ========   ========

6.   Intangibles

     At December 31, 1997 and 1996, intangibles consisted of the following:

                                                                  Estimated
                                             1997      1996      useful life
                                           --------   --------   -----------
     Goodwill                              $ 46,229   $ 48,923   15-40 years
     Favorable leases and contracts          17,462     15,294    20 years
     Broadcasting agreements                  4,000      4,000    15 years
     Other                                    6,196      7,333   5-30 years
                                           --------   --------
                                             73,887     75,550
     Less accumulated amortization           31,569     33,694
                                           --------   --------
                                           $ 42,318   $ 41,856
                                           ========   ========

7.   Debt

     On September 30, 1996, the Company entered into a credit agreement (the "1996 Credit Agreement") with various banks which increased the aggregate principal amount of borrowings available under the lending facility from $65.0 million to $77.5 million. The refinancing of the Company's debt in 1996 resulted in an extraordinary loss of $0.4 million. At December 31, 1997, the interest rate under the 1996 Credit Agreement was LIBOR (5.9375%) plus 2.25%.

     In January 1998, we replaced our 1996 credit agreement with our new $265.0 million Credit Agreement (the "1998 Credit Agreement"). The 1998 Credit Agreement currently permits borrowings of up to $77.5 million, including up to $10.0 million in standby letters of credit, due to restrictions related to the Senior Notes. The 1998 Credit Agreement further provides that if we redeem our Senior Notes prior to December 15, 1998, the maximum permissible borrowings under the 1998 Credit Agreement will be increased to $265.0 million. In addition, subsequent to the redemption of the Senior Notes and prior to December 15, 1998, the total available under the revolving credit facility can be increased by $35.0 million only to refinance the Partnership's credit agreement.

     The Company can choose to have interest calculated under the 1998 Credit Agreement at rates based on either a Base Rate or LIBOR rate plus defined margins. The margins and the fees on the letter of credit facility vary based on the Company's total leverage ratio. Principal repayments under the 1998 Credit Agreement are due quarterly from March 2000 through June 2005.

     At December 31, 1997 and 1996, outstanding balances under letter of credit agreements totaled $1.1 million and $1.5 million, respectively.

     The Company's senior secured notes bear interest at 10.75% and mature in October 2003. Interest payments are due semiannually in April and October.

     Senior subordinated notes consist of amounts borrowed from several insurance companies. Effective interest rates under these agreements range from 10.5% to 11.2%. Interest is payable quarterly. Principal repayments of $12.5 million, $10.0 million, and $10.0 million are due in 1998, 1999, and 2000, respectively.

     Partnership debt represents the debt of New Century Seattle Partners, L.P. and consists of senior term notes totaling $3.3 million and subordinated notes totaling $5.6 million. In February 1998, the Partnership replaced these notes with a new credit agreement providing for borrowings up to $35.0 million. The borrowings are secured by a pledge of all Partnership assets.

         At December 31, 1997 and 1996, long-term debt consisted of the following:

                                                          1997       1996
                                                        --------   --------
     Credit agreement                                   $ 59,000   $ 55,000
     Senior secured notes                                120,000    120,000
     Senior subordinated notes payable                    32,500     35,000
     Partnership debt                                      8,888     13,903
     Capitalized lease obligation (net of imputed
     interest of $1,434 in 1997 and $1,854 in 1996)        6,451      7,268
     Other                                                 2,585      3,970
                                                        --------   --------
                                                         229,424    235,141
     Less amounts classified as current                   16,130      5,791
                                                        --------   --------
                                                        $213,294   $229,350
                                                        ========   ========

     Aggregate annual payments of long-term debt during the next five years are as follows:


                      Credit     Partnership
                     agreement    debt and    Capital lease
                     and notes     other        obligation     Total
                     --------     --------      ----------   --------
     1998            $ 12,500     $  2,770      $    860     $ 16,130
     1999              10,000        3,006           907       13,913
     2000              15,900        2,313           957       19,170
     2001              11,800        2,518         1,011       15,329
     2002              11,800          209         1,070       13,079
     Later years      149,500          657         1,646      151,803
                     --------     --------      --------     --------
     Total           $211,500     $ 11,473      $  6,451     $229,424
                     ========     ========      ========     ========


     All of the outstanding stock of the Company's subsidiaries is pledged as collateral under the 1998 Credit Agreements and senior secured notes. In
addition,   the  1998  Credit   Agreement,   senior  secured  notes  and  senior
subordinated notes restrict, among other things, the Company's borrowings, dividend payments, stock repurchases, sales or transfers of assets and contain certain other restrictive covenants which require the Company to maintain certain debt coverage and other financial ratios.

8.   Income taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997 and 1996 significant components of the Company's deferred tax liabilities and assets are as follows:


                                                     1997       1996
                                                   --------   --------
     Deferred tax assets:
         Net operating loss carryforwards          $ 14,579   $ 22,752
         Litigation accrual                           3,067      5,067
         Tax credit carryforwards                     2,133        951
         Capital lease obligation                     2,451      2,780
         Deferred NBA expansion revenue                 772      1,958
         Deferred compensation agreements               730      1,293
         Other                                        5,494      5,559
                                                   --------   --------
     Total deferred tax assets                       29,226     40,360
     Valuation allowance for deferred tax assets       --      (27,202)
                                                   --------   --------
     Net deferred tax assets                         29,226     13,158
                                                   --------   --------
     Deferred tax liabilities:
         Tax over book depreciation                   7,131      8,701
         Other                                          297      4,457
                                                   --------   --------
     Total deferred tax liabilities                   7,428     13,158

     Net deferred tax assets                       $ 21,798   $   --
                                                   ========   ========

     In 1997, the Company's valuation allowance decreased by $27.2 million, primarily through utilization of net operating loss carryforwards and the reversal of the remaining balance due to improved recent and anticipated future operating results.

     Significant components of the income tax (benefit) are as follows:

                                               1997        1996       1995
                                             --------    --------   --------
     Current:
          Federal                            $    263    $  1,561   $    422
          State                                   363       1,197      1,093
                                             --------    --------   --------
                                                  626       2,758      1,515
     Deferred:
          Federal                             (18,235)       --         --
          State                                (1,563)       --         --
                                             --------    --------   --------
                                              (19,798)       --         --
     Income tax (benefit) expense            $(19,172)   $  2,758   $  1,515
                                             ========    ========   ========

     The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax (benefit) expense is as follows:

                                              1997        1996        1995
                                            --------    --------    --------
     Tax at U.S. statutory rate             $  4,815    $  6,422    $   (476)
     Non-deductible expenses                     929         582         476
     State taxes                                 363       1,197       1,093
     Net operating loss carryforwards         (5,744)     (7,004)       --
     Alternative minimum tax                    --         1,561         422
     Change in valuation account             (19,535)       --          --
                                            --------    --------    --------
     Provision (benefit) for income taxes   $(19,172)   $  2,758    $  1,515
                                            ========    ========    ========

     At December 31, 1997, the Company has net operating loss carryforwards of approximately $38.4 million that expire in the years 2005 through 2007 and alternative minimum tax credit carryforwards of approximately $2.1 million.

9.   Employee benefit plan

     The Company has a voluntary defined contribution 401(k) savings and retirement plan for the benefit of its nonunion employees, who may contribute from 1% to 15% of their compensation up to a limit imposed by the Internal Revenue Code. The Company matches participating employee contributions up to 4% of their compensation and may also make an additional voluntary contribution to the plan. The Company's contributions totaled $1.1 million in 1997, $1.1 million in 1996, and $0.8 million in 1995.

10.  Stockholders' deficiency

     The Class B common stock has the same rights as common stock, except that the Class B common stock has ten times the voting rights of common stock and is restricted as to its transfer.

Each outstanding share of Class B common stock may be converted into one share of common stock at any time at the option of the stockholder.

     In 1981, the Company entered into various stock purchase agreements to sell shares of its common stock and Class B common stock to key employees and officers at fair market  value at the time the  agreements  were  executed.  The agreements expire in 1999. The stock purchase agreements provide for distribution of one share of Class B common stock at no extra cost to the holder for each share of common stock at the time the common stock is purchased. At December 31, 1997 and 1996, there were an aggregate of 52,500 shares of common stock and an equal number of shares of Class B common stock available for purchase at $2.00 per share of common stock. No shares were purchased under these agreements in 1997 and 1996.

     The Company's Nonemployee-Directors' Equity Compensation Plan ("Directors Plan") was approved by the Board of Directors in 1995 and the stockholders of the Company in 1996. The Directors Plan's purpose is to allow nonemployee directors to elect to receive directors' fees in the form of common stock instead of cash. There are 100,000 shares of common stock authorized and reserved for issuance under the Directors Plan.

     At December 31, 1997, the Company had 11,053,510 shares of common stock reserved for conversion of Class B common stock, 550,850 shares reserved under the Employee Stock Option Plan, 105,000 shares reserved under stock purchase agreements, and 95,290 shares reserved under the Directors Plan.

11.  Stock Option Plan

     The Company's Employee Stock Option Plan (the "Plan") was approved by the Board of Directors and the stockholders of the Company in 1983. In 1994, the Plan was amended to extend the term of the Plan and to increase the amount of common stock reserved for issuance to 1,000,000 shares.

     Under the Plan, the exercise price of the options equals the market price of the Company's stock on the date of grant and the options' maximum life is 10 years. The options vest at the end of five years of continuous employment.

     In 1997, the Company amended certain employees' stock option agreements, converting 338,000 incentive stock options to nonqualified stock options. In conjunction with this transaction, the Company declared bonuses to the option holders to pass on the Company's projected tax savings, representing deductions attributable to the exercise of these nonqualified options, to the option holders. Accordingly, the Company recognized total compensation expense of $8.3 million, consisting of stock compensation expense of $5.4 million and bonus expense of $2.9 million. The Company also granted 70,000 nonqualified options at below-market exercise prices and recorded compensation expense of $1.0 million.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                      1997                    1996                   1995
                              ---------------------   --------------------    ---------------------
                                           Weighted               Weighted                Weighted
                                            Average                Average                 Average
                                           Exercise               Exercise                Exercise
                               Options       Price      Options     Price     Options       Price
                               -------       -----      -------     -----     -------       -----
Options outstanding at
beginning of year              658,000       $2.96       690,000    $2.97      512,000       $0.97
Granted                         70,000        0.69           --      --        300,000        5.67
Exercised                     (367,400)       0.69       (32,000)    3.23      (40,000)       2.25
Canceled                       (40,000)       5.53           --      --        (82,000)       0.69
                              --------                  --------              --------
Options outstanding at end
of year                        320,600       $4.75       658,000    $2.96      690,000       $2.97

Exercisable at end of year      60,600       $0.69           --      --         20,000       $4.75

Weighted average fair
value of options
granted during year             $14.00                       --                 $3.67


     Exercise prices for options outstanding at December 31, 1997 ranged from $0.69 to $7.63. A summary of options outstanding as of December 31, 1997 is as follows:


                                              Weighted-
                                               Average            Weighted-
   Range of Exercise         Options          Remaining            Average
         Price             Outstanding     Contractual Life     Exercise Price       Exercisable
         -----             -----------     ----------------     --------------       -----------

      $0.00 - $0.69           60,600          4.6 years              $0.69             60,600
        0.70 - 3.44          120,000          7.1                     3.44                --
        3.45 - 7.63          140,000          8.0                     7.63                --
                             -------
      $0.00 - $7.63          320,600          7.0 years              $4.75


     As required by Financial Accounting Standards Board Statement No. 123, the pro forma information regarding net income and earnings per share has been calculated as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1995 (there were no grants in 1996): Dividend yield of 0%; expected volatility of 55%; risk-free interest rate of 6%; and a weighted-average expected life of the options of 7.5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma net income and earnings per common share follows:

                                       1997        1996         1995
                                       ----        ----         ----
     Net income                     $ 32,742    $  15,554    $  (2,972)
     Net income per common share    $   1.04    $    0.50    $   (0.10)


12.  Commitments and contingencies

     The  Company  becomes  involved  from time to time in  various  claims  and lawsuits incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. In addition, the Company participates in various governmental and administrative proceedings relating to, among other things, condemnation of outdoor advertising structures without payment of just compensation, disputes regarding airport franchises, and matters affecting the operation of broadcasting facilities. The Company believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon its business or financial condition, except for the matters discussed in Note 13.

     The Company has employment contracts with certain employees, including basketball coaches and players of the Seattle SuperSonics, extending beyond December 31, 1997. Most of these contracts require that payments continue to be made if the individual should be unable to perform because of death or disability. Future minimum obligations under these contracts are as follows:


     1998                                     $   33,380
     1999                                         23,049
     2000                                         20,992
     2001                                         21,373
     2002                                         18,925
     Later years                                   6,503
                                              ----------
                                              $  124,222
                                              ==========

     The players are covered by the terms of a collective bargaining agreement which expires on June 30, 2001. However, on March 23, 1998, the NBA Board of Governors voted to reopen the NBA's collective bargaining agreement with the National Basketball Players Association. As a result, the current agreement will expire on June 30, 1998. There is no assurance that a new collective bargaining agreement will be in effect before June 30, 1998. If a new agreement is not in effect before the start of the 1998-1999 season, there is a risk that all or a portion of that season could be cancelled.

     The Seattle SuperSonics maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on the determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

     The Company is required to make the following minimum payments for equipment and facilities under non-cancelable operating lease agreements, guaranteed display advertising franchises agreements, and broadcast agreements which expire in more than one year as follows:


                        Equipment/Facilities  Franchises   Broadcast Obligations
                        --------------------  ----------   ---------------------
           1998              $  4,829          $   9,155           $  9,723
           1999                 4,196              6,487              4,913
           2000                 3,329              5,301              2,420
           2001                 3,090              3,505                292
           2002                 2,620              1,159                 12
           Later years         14,585              1,314                ---
                             --------          ---------           --------
                             $ 32,649          $  26,921           $ 17,360
                             ========           ========           ========

     Rent expense for operating leases aggregated $5.4 million in 1997, $4.5 million in 1996, and $3.2 million in 1995. Franchise fee expense aggregated $18.8 million in 1997, $16.1 million in 1996, and $17.2 million in 1995. Broadcasting film and programming expense aggregated $8.3 million in 1997, $8.2 million in 1996, and $6.7 million in 1995.

     On June 30, 1997, the Company entered into a time brokerage agreement with Utica Television Partners, L.L.C., the owner of television station WUTR licensed to Utica, New York. In conjunction with the transaction, the Company guaranteed a bank loan obligation of the licensee which had an aggregate principal amount of $7.9 million at December 31, 1997, maturing in December 2001. To date, there has been no default under the bank loan obligation and revenues from WUTR have been and are expected to continue to service the bank loan obligation.

     On April 24, 1996, the Company entered into a time brokerage agreement with Harron Television of Monterey, the owner of television station KION licensed to Monterey, California. In conjunction with the transaction, the Company guaranteed a bank loan obligation of the licensee which had an aggregate principal amount of $4.8 million maturing in April 1999. At December 31, 1997 and 1996, the outstanding principal amount of the bank loan obligation under the guarantee was $3.7 million and $4.8 million, respectively. To date, there has been no default under the bank loan obligation and revenues from KION have been and are expected to continue to service the bank loan obligation.

     The Company has incurred transportation costs of $2.0 million in 1997, $2.0 million in 1996, and $2.1 million in 1995, and made advance payments of $0.1 million at December 31, 1997, to a company controlled by the Company's major stockholder. At December 31, 1997, principal amounts outstanding on loans to the Company's major stockholder were $1.0 million.

13.  Litigation accrual

     The Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. On February 29, 1996, a jury issued a verdict awarding the plaintiffs compensatory and punitive damages of approximately $13.0 million. At December 31, 1995, the Company initially recorded an accrual of $14.2 million, including estimated additional legal costs, related to the verdict. Following post-trial motions, the punitive damages award was reduced. The Company is currently appealing the verdict. Based on the Company's progress to date with respect to the appeal, management estimated that the verdict, plus legal costs, will result in payments of approximately $8.0 million. Based on the revised estimate, the Company reduced the accrual related to this litigation by $5.0 million.

14.  Industry segment information

     In 1997, the Company adopted Financial Accounting Standards Board Statement No. 131. The Company organizes its segments based on the products and services from which revenues are generated. Segment information has been restated to present the Out-of-home Media, Broadcasting, and Sports & Entertainment segments. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow. The Company defines Operating Cash Flow as net revenue less operating expenses before amortization, depreciation, interest, litigation, and stock compensation expenses. Segment Operating Cash Flow is defined as Operating Cash Flow before corporate overhead.

     Selected financial information for these segments for the years ended December 31, 1997, 1996 and 1995 is presented as follows:

                                                      Out-of-
                                                        home                       Sports &
                                                       Media       Broadcasting    Entertainment    Consolidated
                                                     -----------   ------------    -------------    ------------
           1997:
           -----
           Net revenue                               $   113,162    $    96,533      $    61,480     $   271,175
           Segment operating expenses                    (72,159)       (60,049)         (68,531)       (200,739)
                                                     -----------    -----------      -----------     -----------
           Segment Operating Cash Flow               $    41,003    $    36,484      $    (7,051)         70,436
                                                     ===========    ===========      ===========
           Corporate overhead                                                                            (10,013)
                                                                                                     -----------
           Operating Cash Flow                                                                            60,423
           Other expenses:
              Depreciation and amortization                                                              (16,103)
              Interest expense                                                                           (26,219)
              Litigation credit                                                                            5,000
              Stock compensation expense                                                                  (9,344)
                                                                                                     -----------
           Income before income taxes                                                                $    13,757
                                                                                                     ===========
           Segment assets                            $    79,208    $   107,651      $    43,133     $   229,992
                                                     ===========    ===========      ===========
           Corporate assets                                                                               36,393
                                                                                                     -----------
           Total assets                                                                              $   266,385
                                                                                                     ===========
           Capital expenditures                      $     6,523    $     8,084      $     1,706     $    16,313
                                                     ===========    ===========      ===========
           Corporate capital expenditures                                                                  1,280
                                                                                                     -----------
           Total capital expenditures                                                                $    17,593
                                                                                                     ===========
           1996:
           -----
           Net revenue                               $    99,833    $    85,927      $    61,538     $   247,298
           Segment operating expenses                    (63,924)       (53,096)         (61,701)       (178,721)
                                                     -----------    -----------      -----------     -----------
           Segment Operating Cash Flow               $    35,909    $    32,831      $      (163)         68,577
                                                     ===========    ===========      ===========
           Corporate overhead                                                                             (8,233)
                                                                                                     -----------
           Operating Cash Flow                                                                            60,344
           Other expenses:
              Depreciation and amortization                                                              (16,996)
              Interest expense                                                                           (24,461)
                                                                                                     -----------
           Income before taxes and extraordinary
           item                                                                                      $    18,887
                                                                                                     ===========
           Segment assets                            $    67,918    $    95,836      $    48,550     $   212,304
                                                     ===========    ===========      ===========
           Corporate assets                                                                               12,608
                                                                                                     -----------
           Total assets                                                                              $   224,912
                                                                                                     ===========
           Capital expenditures                      $     4,674    $     4,163      $     1,652     $    10,489
                                                     ===========    ===========      ===========
           Corporate capital expenditures                                                                  2,635
                                                                                                     -----------
           Total capital expenditures                                                                $    13,124
                                                                                                     ===========

                                                      Out-of-
                                                        home                       Sports &
                                                       Media       Broadcasting    Entertainment    Consolidated
                                                     -----------   ------------    -------------    ------------
           1995:
           -----
           Net revenue                               $    93,177    $    72,429      $    41,791     $   207,397
           Segment operating expenses                    (61,199)       (42,447)         (45,180)       (148,826)
                                                     -----------    -----------      -----------     -----------
           Segment Operating Cash Flow               $    31,978    $    29,982      $    (3,389)         58,571
                                                     ===========    ===========      ===========
           Corporate overhead                                                                             (7,517)
                                                                                                     -----------
           Operating Cash Flow                                                                            51,054
           Other expenses:
              Depreciation and amortization                                                              (13,243)
              Interest expense                                                                           (25,010)
              Litigation expense                                                                         (14,200)
                                                                                                     -----------
           Loss before taxes                                                                         $    (1,399)
                                                                                                     ===========
           Segment assets                            $    53,281    $    83,366      $    38,353     $   175,000
                                                     ===========    ===========      ===========
           Corporate assets                                                                               14,882
                                                                                                     -----------
           Total assets                                                                              $   189,882
                                                                                                     ===========
           Capital expenditures                      $     3,099    $     3,922      $     7,262     $    14,283
                                                     ===========    ===========      ===========
           Corporate capital expenditures                                                                    815
                                                                                                     -----------
           Total capital expenditures                                                                $    15,098
                                                                                                     ===========

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

     The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Financial Accounting Standards Board Statement No.
128. The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                                   First        Second        Third       Fourth
                                                  Quarter       Quarter      Quarter      Quarter
                                                  -------       -------      -------      -------
     1997
     ----
     Net revenue                                 $  71,454     $  68,207    $  52,605     $ 78,909
     Operating Cash Flow                            12,212        18,718       10,182       19,311
     Net income                                      3,194        10,469          940*      18,326**
     Net income per share                              .10           .34          .03          .58
     Net income per share - assuming dilution          .10           .33          .03          .58

                                                   First        Second        Third       Fourth
                                                  Quarter       Quarter      Quarter      Quarter
                                                  -------       -------      -------      -------
     1996
     ----
     Net revenue                                 $  62,927     $  68,235    $  45,842     $ 70,294
     Operating Cash Flow                            12,674        19,986       11,255       16,429
     Income before extraordinary item                3,123         9,147          379        3,480
     Extraordinary loss                                --            --           --           355
     Net income                                      3,123         9,147          379        3,125
     Net income per share                              .10           .29          .01          .11
     Net income per share - assuming dilution          .10           .29          .01          .10

----------
* Includes stock compensation expense of $4.7 million and adjustment to litigation accrual of $5.0 million.
** Includes adjustment to deferred tax valuation allowance of $14.6 million and additional stock compensation expense of $4.6 million.