Form 10-Q
period 1998-03-31
ACKERLEY GROUP INC
filed 1998-05-13
CIK 319120

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q
                               QUARTERLY REPORT
                                     UNDER
                              SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                _______________
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1998
                                      OR

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

                               1301 FIFTH AVENUE
                                  SUITE 4000
                           SEATTLE, WASHINGTON 98101
                                (206) 624-2888
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

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


           Title of Class                         Outstanding at May 1, 1998
--------------------------------------------------------------------------------
Common Stock, $.01 par value                           20,572,213 shares
Class B Common Stock, $.01 par value                   11,053,270 shares
================================================================================

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I-   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED CONDENSED BALANCE SHEETS
          MARCH 31, 1998 AND DECEMBER 31, 1997..........................   1

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997.............   2

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997.............   3

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS..........   4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................   5

PART II-  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................  11

          SIGNATURES....................................................  11

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                           THE ACKERLEY GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                _______________

                                    ASSETS
                                                     (Unaudited)
                                                       March 31,   December 31,
                                                         1998          1997
                                                      -----------  ------------
                                                           (In thousands)
Current assets:
  Cash and cash equivalents.........................   $  4,079      $  3,656
  Accounts receivable, net..........................     48,661        52,923
  Current portion of broadcast rights...............      5,656         7,349
  Prepaid expenses..................................     12,258        12,360
  Deferred tax assets...............................     11,209        11,499
  Other current assets..............................      4,810         4,734
                                                       --------      --------
     Total current assets...........................     86,673        92,521

Property and equipment, net.........................    104,641        94,968
Intangibles, net....................................     52,480        42,318
Other assets                                             39,104        36,578
                                                       --------      --------
     Total assets...................................   $282,898      $266,385
                                                       ========      ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable..................................   $ 10,556      $  9,103
  Accrued interest..................................      7,465         3,995
  Other accrued liabilities.........................     19,641        19,071
  Deferred revenue..................................     11,689        23,857
  Current portion of broadcasting obligations.......      7,239         8,346
  Current portion of long-term debt.................     13,742        16,130
                                                       --------      --------
     Total current liabilities......................     70,332        80,502

Long-term debt, net of current portion..............    241,347       213,294
Litigation accrual..................................      8,063         8,072
Other long-term liabilities.........................      7,817         9,426
                                                       --------      --------
     Total liabilities..............................    327,559       311,294

Stockholders' deficiency:
  Common stock, par value $.01 per share--authorized
   50,000,000 shares; issued 21,947,159 shares at
   March 31, 1998 and 21,855,398 shares at
   December 31, 1997; and outstanding 20,572,213
   shares at March 31, 1998 and 20,480,452 shares
   at December 31, 1997.............................        219           218

  Class B common stock, par value $.01 per share--
   authorized 11,406,510 shares; and issued and
   outstanding 11,053,270 shares at March 31, 1998
   and 11,053,510 shares at December 31, 1997.......        111           111

Capital in excess of par value......................      9,887         9,816
Deficit.............................................    (44,789)      (44,965)
Less common stock in treasury, at cost..............    (10,089)      (10,089)
                                                       --------      --------
  Total stockholders' deficiency....................    (44,661)      (44,909)
                                                       --------      --------
  Total liabilities and stockholders' deficiency....   $282,898      $266,385
                                                       ========      ========

           See Notes to Consolidated Condensed Financial Statements

                           THE ACKERLEY GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  UNAUDITED
                                _______________

                                                     For the Three Month
                                                    Periods Ended March 31,
                                                    ------------------------
                                                      1998            1997
                                                    -------          -------
                                                     (In thousands, except
                                                       per share amounts)

Revenue...........................................  $89,629          $79,246
Less agency commissions and discounts.............   (8,583)          (7,792)
                                                    -------          -------
Net revenue.......................................   81,046           71,454

Expenses:
  Operating expenses..............................   69,388           59,242
  Depreciation and amortization expense...........    3,843            3,231
  Interest expense................................    6,510            6,163
                                                    -------          -------
    Total expenses................................   79,741           68,636
                                                    -------          -------
Income before income taxes........................    1,305            2,818
Income tax benefit (expense)......................     (496)             376
                                                    -------          -------
Net income........................................  $   809          $ 3,194
                                                    =======          =======
Net income per common share.......................  $  0.03          $  0.10
                                                    =======          =======
Earnings per common share, assuming dilution......  $  0.03          $  0.10
                                                    =======          =======
Dividends per common share........................  $  0.02          $  0.02
                                                    =======          =======
Dividends per common share, assuming dilution.....  $  0.02          $  0.02
                                                    =======          =======
Weighted average number of common shares..........   31,458           31,166
Weighted average number of common shares,
 assuming dilution.................................  31,692           31,769

            See Notes to Consolidated Condensed Financial Statements

                            THE ACKERLEY GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                _______________

                                                   For the Three Month
                                                  Periods Ended March 31,
                                                  -----------------------
                                                    1998          1997
                                                  ---------      -------
                                                       (In thousands)
Net cash provided by (used in) operating
 activities:....................................  $    (751)     $ 6,577

Cash flows from investing activities:
  Proceeds from sale of property................         76          123
  Capital expenditures..........................    (11,976)      (5,015)
  Payments for acquisitions.....................    (10,756)         ---
  Other, net....................................       (513)         492
                                                  ---------      -------
  Net cash used in investing activities.........    (23,169)      (4,400)

Cash flows from financing activities:
  Borrowings under credit agreements............    171,750        3,000
  Payments under credit agreements..............   (145,483)      (2,008)
  Proceeds from stock issuance..................         72          ---
  Other, net....................................     (1,996)        (670)
                                                  ---------      -------
  Net cash provided by financing activities.....     24,343          322
                                                  ---------      -------

Net increase in cash and cash equivalents.......        423        2,499
Cash and cash equivalents at beginning of
 period.........................................      3,656        2,910
                                                  ---------      -------
Cash and cash equivalents at end of period......  $   4,079      $ 5,409
                                                  =========      =======

  Supplemental disclosure of noncash
   transactions:
    Broadcast rights acquired and broadcast
     obligations assumed........................  $      29      $    17
    Property and equipment acquired
     through barter.............................        602           86

            See Notes to Consolidated Condensed Financial Statements

                            THE ACKERLEY GROUP, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for any interim period are not necessarily indicative of anticipated results for the full year. The Company's results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the broadcasting and sports & entertainment segments. In particular, the Company's net revenue and net income historically have been affected positively during the NBA basketball season (the first, second, and fourth quarters) and by increased advertising activity in the second and fourth quarters.

     Certain prior year's amounts have been reclassified to conform to the 1998 presentation.

NOTE 2.  DEBT

     In January 1998, the Company replaced its 1996 Credit Agreement with a new credit agreement (the "Credit Agreement"). The Credit Agreement currently permits borrowings of up to $77.5 million, due to restrictions related to the Company's 10 3/4% Senior Secured Notes due 2003 (the "Senior Notes"), including up to $10.0 million in standby letters of credit. The Credit Agreement further provides that if the Company redeems the Senior Notes prior to December 15, 1998, the maximum permissible borrowings under the Credit Agreement will be increased by $187.5 million, which will consist of a $120.0 million term loan facility and an increase in its revolving credit facility of $67.5 million.

     The Company can choose to have interest calculated under the Credit Agreement at rates based on either a Base Rate or LIBOR rate plus defined margins. The margins and the fees on the letter of credit facility vary based on the Company's total leverage ratio. Principal repayments under the Credit Agreement are due quarterly from March 2000 through June 2005.

     In February 1998, New Century Seattle Partners, L.P., a Delaware limited partnership that owns radio stations KJR(AM), KJR-FM and KUBE(FM) (the "Partnership"), replaced its previous credit agreement with a new credit agreement providing for borrowings up to $35.0 million. The borrowings are secured by a pledge of all Partnership assets.

NOTE 3.  INCOME TAXES

     The Company has no significant current income tax liabilities primarily as a result of operating losses incurred in prior years. However, the Company will continue to pay federal income taxes under the alternative minimum tax until the operating loss carryforwards are substantially reduced. In addition, the Company will incur state income tax expense in certain states in which it operates.

     During the first quarter of 1997, the Company reduced the valuation allowance for deferred tax assets which resulted in the recording of a deferred tax asset of $1.6 million. The recognized deferred tax asset was based on the Company's expected utilization of net operating loss carryforwards and reversal of certain temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company reported net income of $0.8 million for the first three months of 1998, a $2.4 million or 75% decrease from the first three months of 1997. Net revenues for the first three months of 1998 increased over the same period last year by $9.5 million, or 13%, while the Company's Operating Cash Flow (as defined below) decreased $0.5 million, or 5%.

     On April 15, 1998, the Company paid a $.02 per share dividend. Effective April 30, 1998, the Partnership redeemed all the interests of Century Management, Inc., its general partner ("CMI"), for approximately $17.8 million following receipt of the required approval of the Federal Communications Commission. Upon closing, KJR Radio, Inc. became the Partnership's sole general partner and licensee of the radio stations held by the Partnership and AK Media Group, Inc., the Company's principal operating subsidiary, became the Partnership's nominal and sole limited partner.

     As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, management believes that Operating Cash Flow (defined as net revenue less operating expenses before amortization, depreciation, and interest expenses) is an appropriate measure of the Company's financial performance. Similarly, management believes that Segment Operating Cash Flow (defined as Operating Cash Flow before corporate overhead) is an appropriate measure of the financial performance of the Company's segments. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow and Segment Operating Cash Flow, however, are not to be considered alternatives to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

RESULTS OF OPERATIONS

     The following tables set forth certain historical financial and operating data for the three month periods ended March 31, 1998 and 1997, including net revenue, operating expenses, and Operating Cash Flow information by segment:



                                                               THREE MONTHS PERIODS ENDED MARCH 31,
                                                 -------------------------------------------------------------
                                                            1998                                1997
                                                 ---------------------------        --------------------------
                                                                    (DOLLARS IN THOUSANDS)
                                                                   AS % OF                           AS % OF
                                                 AMOUNT          NET REVENUE        AMOUNT         NET REVENUE
                                                 -------         -----------        -------        -----------
Net revenue............................          $81,046            100.0%          $71,454            100.0%

Segment operating expenses.............           66,331             81.8            57,204             80.1
Corporate overhead.....................            3,057              3.8             2,038              2.7
                                                 -------                            -------
          Total operating expenses.....           69,388             85.6            59,242             82.8
                                                 -------                            -------
Operating Cash Flow....................           11,658             14.4            12,212             17.2

Other expenses:
    Depreciation and amortization......            3,843              4.7             3,231              4.5
    Interest expense...................            6,510              8.0             6,163              8.6
                                                 -------                            -------
          Total other expenses.........           10,353             12.7             9,394             13.1
                                                 -------                            -------
Income before income taxes.............            1,305              1.7             2,818              4.0
Income tax benefit (expense)...........             (496)            (0.6)              376              0.5
                                                 -------                            -------
Net income.............................             $809              1.1            $3,194              4.6

                                                                              THREE MONTHS PERIOD ENDED
                                                                                        MARCH 31,
                                                                           --------------------------------
                                                                            1998                     1997
                                                                           -------                  -------
                                                                                (Dollars in thousands)
Net revenue:
   Out-of-home media............................................           $26,467                  $24,904
   Broadcasting.................................................            27,591                   22,742
   Sports & entertainment.......................................            26,988                   23,808
                                                                           -------                  -------
     Total net revenue..........................................           $81,046                  $71,454
                                                                           =======                  =======
Segment operating expenses:
   Out-of-home media............................................           $18,962                  $17,308
   Broadcasting.................................................            17,308                   13,381
   Sports & entertainment.......................................            30,061                   26,515
                                                                           -------                  -------
     Total segment operating expenses...........................           $66,331                  $57,204
                                                                           =======                  =======
Operating Cash Flow:
   Out-of-home media............................................           $ 7,505                  $ 7,596
   Broadcasting.................................................            10,283                    9,361
   Sports & entertainment.......................................            (3,073)                  (2,707)
                                                                           -------                  -------
     Total segment Operating Cash Flow..........................            14,715                   14,250

   Corporate overhead...........................................            (3,057)                  (2,038)
                                                                           -------                  -------
     Total Operating Cash Flow..................................           $11,658                  $12,212
                                                                           =======                  =======
Change in net revenue from prior periods:
   Out-of-home media............................................               6.3%                    17.4%
   Broadcasting.................................................              21.3%                    12.8%
   Sports & entertainment.......................................              13.4%                    10.5%
     Change in total net revenue................................              13.4%                    13.6%

Segment operating expenses as a % of segment net revenue:
   Out-of-home media............................................              71.6%                    69.5%
   Broadcasting.................................................              62.7%                    58.8%
   Sports & entertainment.......................................             111.4%                   111.4%
     Total segment operating expenses as a % of total net
      revenue...................................................              81.8%                    82.9%


Operating Cash Flow as a % of segment net revenue:
   Out-of-home media............................................              28.4%                    30.5%
   Broadcasting.................................................              37.3%                    41.2%
   Sports & entertainment.......................................             (11.4)%                  (11.4)%
     Total Operating Cash Flow as a % of total net revenue......              14.4%                    17.1%


THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 1997

     Net Revenue. Net revenue for the quarter ended March 31, 1998 increased $9.5 million, or 13%, to $81.0 million from $71.5 million for the first quarter of 1997. Changes in net revenues were as follows:

     . Out-of-Home Media. For the first quarter of 1998, the Company's out-of-home media segment's net revenue increased $1.6 million, or 6%, compared to the first quarter of 1997. This increase was mainly due to increased national advertising sales.

     . Broadcasting. The Company's broadcasting segment showed an increase of $4.9 million in net revenue, or 21%, for the quarter ended March 31, 1998 compared to the corresponding period in the prior fiscal year. This increase resulted primarily from the addition of television stations WUTR and WIVT in June 1997 and July 1997, respectively, as well as higher local sales at the Company's television and radio stations.

     . Sports & Entertainment. The sports & entertainment segment's net revenue increased $3.2 million, or 13%, for the first quarter of 1998 compared to the first quarter of 1997, primarily due to increased ticket and Seattle SuperSonics team sponsorship sales.

      Segment Operating Expenses (Excluding Corporate Overhead). Segment operating expenses (excluding corporate overhead) for the first quarter of 1998 were $66.3 million, an increase of $9.1 million, or 16%, over segment operating expenses (excluding corporate overhead) of $57.2 million for the first quarter of 1997. Changes in segment operating expenses (excluding corporate overhead) were as follows:

     . Out-of-Home Media. Operating expenses for the Company's out-of-home media segment for the quarter ended March 31, 1998 were $19.0 million, an increase of $1.7 million, or 10%, over the first quarter of 1997. This increase was due mainly to the effects of increased sales activity.

     . Broadcasting. Operating expenses for the Company's broadcasting segment for the first quarter of 1998 were $17.3 million, an increase of $3.9 million, or 29%, over the first quarter of 1997. This increase was mainly due to the addition of television stations WUTR and WIVT in June 1997 and July 1997, respectively, and higher program, promotion and production expenses in conjunction with the expansion of local news programming.

     . Sports & Entertainment. Operating expenses from the Company's sports & entertainment segment for the first quarter of 1998 were $30.1 million, an increase of $3.5 million, or 13%, compared to the first quarter of 1997. This increase was mainly attributable to increased basketball operating expenses related to team costs.

     Corporate Overhead. Corporate overhead for the quarter ended March 31, 1998 increased by $1.0 million, or 50%, to $3.1 million, mainly due to personnel costs, travel and entertainment, insurance and the utilization of outside services, primarily for public relations.

     Operating Cash Flow. As a result of the above, Operating Cash Flow decreased $0.5 million or 5% for the three months ended March 31, 1998 from the same period in 1997. The $0.9 million increase in the broadcast segment's Operating Cash Flow was offset by a $0.3 million decrease in the sports & entertainment segment's Operating Cash Flow, the $0.1 million decrease in the out-of-home media segment's Operating Cash Flow, and the $1.0 million increase in corporate overhead for the 1998 quarter. Operating Cash Flow as a percentage of net revenue decreased to 14% for the three months ended March 31, 1998 from 17% for the comparable period in 1997.

     Depreciation and Amortization Expense. Depreciation and amortization expenses increased $0.6 million, or 19%, to $3.8 million in the first quarter of 1998 as compared to $3.2 million in the first quarter of 1997.

     Interest Expense. Interest expense for the quarter ended March 31, 1998 increased $0.3 million, or 6%, to $6.5 million from $6.2 million in the first quarter of 1997, mainly due to higher average debt balances during the first quarter 1998 compared to the same period in 1997.

     Income Tax Expense. For the first quarter of 1998, the Company incurred a $0.5 million income tax expense compared to an income tax benefit of $0.4 million for the first quarter of 1997. The benefit resulted from the recognition of a $1.6 million deferred tax asset during the first quarter of 1997.

     Net Income. Net income was $0.8 million for the three months ended March 31, 1998, a decrease of $2.4 million, or 75%, from $3.2 million for the comparable period in 1997. Net income as a percentage of net revenue was 1% for the first quarter of 1998, compared to 5% for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     On January 28, 1998, the Company replaced its existing $77.5 million credit agreement with a new $265.0 million credit agreement (the "Credit Agreement"). The Credit Agreement currently permits borrowings of up to $77.5 million, due to restrictions related to the $120.0 million aggregate principal amount of 10 3/4% Senior Notes due 2003 (the "Senior Notes"), including up to $10.0 million in standby letters of credit. The Credit Agreement further provides that if the Company redeems its Senior Notes prior to December 15, 1998, the maximum permissible borrowings under the Credit Agreement will be increased by $187.5 million, which will consist of a $120.0 million term loan facility and an increase in the revolving credit facility of $67.5 million. In addition, in February 1998 the Partnership replaced its previous credit agreement with a new credit agreement (the "Partnership Credit Agreement"), which provides for borrowings of up to $35.0 million.

     As of March 31, 1998, the Company had outstanding revolving credit borrowings of $67.0 million under the Credit Agreement and $9.7 million available for future borrowings thereunder, and the Partnership had $19.5 million of borrowings outstanding under the Partnership Credit Agreement and $15.5 million available for future borrowings thereunder. The Company will be required to repay outstanding revolving credit borrowings under the Credit Agreement in quarterly installments from March 2000 through June 2005. The term loan facility under the Credit Agreement will become available if the Company redeems the Senior Notes prior to December 15, 1998. In such event, and if the Company makes term borrowings under the Credit Agreement, it will be required to repay outstanding borrowings under the term loan facility in quarterly installments from March 1999 through June 2005.

     The Company can choose to have interest calculated under the Credit Agreement at a Base Rate or LIBOR rate plus defined margins. As of March 31, 1998, the annual interest rate of borrowings outstanding under the Credit Agreement was approximately 7.06% and under the Partnership Credit Agreement was approximately 7.69%.

     The Company had $32.5 million aggregate principal amount of 11.20% Senior Subordinated Notes, Series B, due December 15, 1998 and 10.48% Senior Subordinated Notes due December 15, 2000 (collectively, the "Subordinated Notes") outstanding at March 31, 1998. The Subordinated Notes require principal repayments of $12.5 million, $10.0 million, and $10.0 million in 1998, 1999, and 2000, respectively.

     The Company has pledged the stock of all of its corporate subsidiaries to secure its obligations under the Credit Agreement and the indenture related to the Senior Notes (the "Indenture"). Similarly, the Partnership has pledged all its assets as collateral for borrowings under the Partnership Credit Agreement.

     In addition, the Credit Agreement, the Indenture, and the note agreements related to the Subordinated Notes restrict, among other things, the Company's ability to assume or issue new debt, declare and pay dividends, repurchase shares of Common Stock and Class B Common Stock, and dispose of assets. They also contain restrictive covenants requiring the Company to maintain certain financial ratios. As of March 31, 1998, the Company was in compliance with all such ratios and covenants.

     The Company's working capital increased to $16.3 million at March 31, 1998 from $12.0 million at December 31, 1997 primarily due to a reduction of the current portion of long-term debt resulting from the refinancing described above and the collection of receivables.

     The Company expended $12.0 million for capital expenditures in the first quarter of 1998, compared to $5.0 million in the corresponding quarter in 1997. Capital expenditures for new property and equipment of $12.0 million in the first three months of 1998 were primarily for a new aircraft for the Seattle SuperSonics, broadcasting equipment, and advertising signs and displays.

     For the periods presented, the Company has financed its working capital needs primarily from cash provided by operating activities. Over that period, long-term liquidity needs, including for acquisitions, have been financed primarily through additions to long-term debt, principally through bank borrowings and the sale of senior and subordinated debt securities. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash used in operating activities for the first three months of 1998 was $0.8 million, a decrease from cash provided by operating activities of $6.6 million for the first quarter of 1997.

     On April 15, 1998, the Company paid its shareholders a cash dividend of $.02 per share.

                          PART II - OTHER INFORMATION

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     3.0   Fourth Restated Certificate of Incorporation.

     10.1 Second Amendment to the Amended and Restated Limited Partnership Agreement of New Century Seattle Partners, L.P., dated
           March 10, 1998.

     10.2 Third Amendment to the Amended and Restated Limited Partnership Agreement of New Century Seattle Partners, L.P., dated
           April 30, 1998.

     27    Financial Data Schedule

(b)  Reports on Form 8-K:

     None.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE ACKERLEY GROUP, INC.


DATED:  May 12, 1998                 BY:  /s/ Denis M. Curley
                                          ----------------------------------
                                          Denis M. Curley
                                          Executive Vice President and Chief
                                          Financial Officer, Treasurer and
                                          Secretary Principal Financial Officer)


                                 EXHIBIT INDEX
     3.0   Fourth Restated Certificate of Incorporation.

     10.1  Second Amendment to the Amended and Restated Limited Partnership
           Agreement of New Century Seattle Partners, L.P., dated
           March 10, 1998.

     10.2  Third Amendment to the Amended and Restated Limited Partnership
           Agreement of New Century Seattle Partners, L.P., dated
           April 30, 1998.

     27    Financial Data Schedule