Form 10-Q
period 1998-06-30
ACKERLEY GROUP INC
filed 1998-08-14
CIK 319120

================================================================================

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

                      For the quarter ended June 30, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes   X    No
                                 -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Class                        Outstanding at August 1, 1998
           --------------                        -----------------------------
    Common Stock, $.01 par value                       20,575,006 shares
Class B Common Stock, $.01 par value                   11,051,230 shares

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS
          JUNE 30, 1998 AND DECEMBER 31, 1997.............................    1

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997........    2

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997..................    3

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............    4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................    5

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................   13

          SIGNATURES......................................................   13

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                            THE ACKERLEY GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                ---------------

                                                ASSETS
                                                                               (Unaudited)
                                                                                June 30,      December 31,
                                                                                  1998            1997
                                                                               ----------     ------------
                                                                                     (In thousands)
Current assets:
  Cash and cash equivalents                                                     $  5,329        $  3,656
  Accounts receivable, net                                                        89,818          52,923
  Current portion of broadcast rights                                              4,678           7,349
  Prepaid expenses                                                                11,215          12,360
  Deferred tax assets                                                              6,723          11,499
  Other current assets                                                             4,253           4,734
                                                                                --------        --------
     Total current assets                                                        122,016          92,521

Property and equipment, net                                                      102,184          94,968
Intangibles, net                                                                  71,892          42,318
Other assets                                                                      28,457          36,578
                                                                                --------        --------
     Total assets                                                               $324,549        $266,385
                                                                                ========        ========
                                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                              $  6,191        $  9,103
  Accrued interest                                                                 3,813           3,995
  Other accrued liabilities                                                       18,171          19,071
  Deferred revenue                                                                13,963          23,857
  Current portion of broadcasting obligations                                      6,482           8,346
  Current portion of long-term debt                                               52,055          16,130
                                                                                --------        --------
     Total current liabilities                                                   100,675          80,502
Long-term debt, net of current portion                                           230,969         213,294
Litigation accrual                                                                 8,023           8,072
Other long-term liabilities                                                        6,723           9,426
                                                                                --------        --------
     Total liabilities                                                           346,390         311,294

Stockholders' deficiency:
  Common stock, par value $.01 per share--authorized 50,000,000 shares;
   issued 21,947,912 shares at June 30, 1998 and 21,855,398 shares at
   December 31, 1997; and outstanding 20,572,966 shares at June 30, 1998
   and 20,480,452 shares at December 31, 1997                                        219             218

  Class B common stock, par value $.01 per share--authorized 11,406,510 shares; and issued and outstanding 11,053,270 shares at June 30, 1998
   and 11,053,510 shares at December 31, 1997                                        111             111

Capital in excess of par value                                                    10,309           9,816
Deficit                                                                          (22,391)        (44,965)
Less common stock in treasury, at cost                                           (10,089)        (10,089)
                                                                                --------        --------
  Total stockholders' deficiency                                                 (21,841)        (44,909)
                                                                                --------        --------
  Total liabilities and stockholders' deficiency                                $324,549        $266,385
                                                                                ========        ========

            See Notes to Condensed Consolidated Financial Statements

                           THE ACKERLEY GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                ---------------

                                                     For the Three Month              For the Six Month
                                                    Periods Ended June 30,          Periods Ended June 30,
                                                     1998            1997            1998            1997
                                                   --------         -------        --------        --------
                                                    (In thousands, except           (In thousands, except
                                                      per share amounts)              per share amounts)
      Revenue                                      $ 85,798         $77,308        $175,427        $156,554
      Less agency commissions and discounts          (9,961)         (9,101)        (18,544)        (16,893)
                                                   --------         -------        --------        --------
      Net revenue                                    75,837          68,207         156,883         139,661

      Expenses (other income):
      Operating expenses                             61,897          49,489         131,285         108,731
      Depreciation and amortization expense           3,223           3,291           7,066           6,522
      Interest expense                                7,129           6,246          13,639          12,409
      Stock compensation expense                        422             ---             422             ---
      Gain on disposition of assets                 (32,980)            ---         (32,980)            ---
                                                   --------         -------        --------        --------
      Total expenses and other income                39,691          59,026         119,432         127,662
                                                   --------         -------        --------        --------
      Income before income taxes                     36,146           9,181          37,451          11,999
      Income tax benefit (expense)                  (13,748)          1,288         (14,244)          1,664
                                                   --------         -------        --------        --------
      Net income                                   $ 22,398         $10,469        $ 23,207        $ 13,663
                                                   ========         =======        ========        ========
      Net income per common share                     $0.71           $0.34        $   0.74        $   0.44
                                                   ========         =======        ========        ========
     Earnings per common share, assuming
      dilution                                     $   0.70         $  0.33        $   0.73        $   0.43
                                                   ========         =======        ========        ========
      Dividends per common share                   $  --            $  --          $   0.02        $   0.02
                                                   ========         =======        ========        ========
      Dividends per common share, assuming
      dilution                                     $  --            $  --          $   0.02        $   0.02
                                                   ========         =======        ========        ========
      Weighted average number of common shares       31,572          31,167          31,572          31,167

      Weighted average number of common
      shares, assuming dilution                      31,820          31,767          31,820          31,767


            See Notes to Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                ---------------

                                                              For the Six Month
                                                            Periods Ended June 30,
                                                             1998             1997
                                                          ---------         --------
                                                                (In thousands)
Net cash provided by (used in) operating activities:      $    (931)        $  8,675

Cash flows from investing activities:
  Proceeds from sale of property                                763              134
  Capital expenditures                                      (19,268)         (10,163)
  Payments for acquisitions                                 (30,459)             ---
  Other, net                                                   (513)             ---
                                                          ---------         --------
Net cash used in investing activities                       (49,477)         (10,029)

Cash flows from financing activities:
  Borrowings under credit agreements                        201,592           11,462
  Payments under credit agreements                         (148,190)          (6,458)
  Payments under capital lease obligations                     (424)            (402)
  Dividends paid                                               (633)            (623)
  Proceeds from stock issuance                                   72              ---
  Other, net                                                   (336)             ---
                                                          ---------         --------
Net cash provided by financing activities                    52,081            3,979
                                                          ---------         --------

Net increase in cash and cash equivalents                     1,673            2,625
Cash and cash equivalents at beginning of period              3,656            2,910
                                                          ---------         --------
Cash and cash equivalents at end of period                $   5,329         $  5,535
                                                          =========         ========

Supplemental disclosure of noncash transactions:
  Broadcast rights acquired and broadcast
    obligations assumed                                   $     864         $    891
  Property and equipment acquired
    through barter                                        $     922         $    409

            See Notes to Condensed Consolidated Financial Statements

                           THE ACKERLEY GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 2.  DEBT

     In January 1998, the Company replaced its 1996 Credit Agreement with a new credit agreement (the "Credit Agreement"). The Credit Agreement currently limits borrowings to $77.5 million, due to restrictions related to the Company's 10 3/4% Senior Secured Notes due 2003 (the "Senior Notes"), including up to $10.0 million in standby letters of credit. The Credit Agreement further provides that if the Company redeems the Senior Notes prior to December 15, 1998, the maximum permissible borrowings under the Credit Agreement will be increased by $187.5 million, which will consist of a $120.0 million term loan facility and an increase in its revolving credit facility of $67.5 million.

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

NOTE 4.  DISPOSITION OF ASSETS

     On June 30, 1998, the Company sold substantially all the assets of its wholly-owned subsidiary, Ackerley Advertising, Inc. for a base cash price of $40.0 million, subject to a possible post-closing increase of up to $4.0 million under certain circumstances. The company recorded a gain from this transaction of $20.4 million net of taxes, or $0.64 per share. The $40.0 million base price is recorded in accounts receivable at June 30, 1998 and was received on July 1, 1998.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     The Company reported net income of $23.2 million for the first six months of 1998, a $9.5 million or 69% increase from the first six months of 1997. Net revenues for the first six months of 1998 increased over the same period last year by $17.2 million, or 12%, while the Company's Operating Cash Flow (as defined below) decreased $5.3 million, or 17%.

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

     On June 30, 1998, the Company sold substantially all the assets of its wholly-owned subsidiary, Ackerley Airport Advertising, Inc. ("Airport"), for a base cash price of $40.0 million, subject to a possible post-closing increase of up to $4.0 million under certain circumstances. Airport's net revenue, operating expenses, and operating cash flow for the six months ended June 30, 1998, were $16.2 million, $14.6 million, and $1.6 million, respectively and for the six months ended June 30, 1997, were $13.4 million, $12.3 million, and $1.1 million, respectively.

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

RESULTS OF OPERATIONS

       The following tables set forth certain historical financial and operating data for the three and six-month periods ended June 30, 1998 and 1997, including net revenue, operating expenses, and Operating Cash Flow information by segment:


                                                      THREE MONTH PERIODS ENDED JUNE 30,
                                          ------------------------------------------------------------
                                                      1998                          1997
                                          ----------------------------  ------------------------------
                                                           (DOLLARS IN THOUSANDS)
                                                             AS % OF                        AS % OF
                                              AMOUNT       NET REVENUE       AMOUNT       NET REVENUE
                                          --------------  ------------  --------------  --------------
Net revenue............................      $ 75,837         100.0%         $68,207          100.0%

Segment operating expenses.............        57,272          75.5           46,456           68.1
Corporate overhead.....................         4,625           6.1            3,033            4.4
                                             --------                        -------
          Total operating expenses.....        61,897          81.6           49,489           72.5
                                             --------                        -------

Operating Cash Flow....................        13,940          18.4           18,718           27.5

Other expenses and income:
    Depreciation and amortization......         3,223           4.2            3,291            4.8
    Interest expense...................         7,129           9.4            6,246            9.2
    Stock compensation expense.........           422           0.6              --             --
    Gain on disposition of assets......       (32,980)        (43.5)             --             --
                                             --------                        -------
          Total other expenses and
           income......................       (22,206)        (29.3)           9,537           14.0

Income before income taxes.............        36,146          47.7            9,181           13.5
Income tax benefit (expense)...........       (13,748)        (18.1)           1,288            1.9
                                             --------                        -------
Net income.............................      $ 22,398          29.6          $10,469           15.4%
                                             ========                        =======

                                                       SIX MONTH PERIODS ENDED JUNE 30,
                                          ------------------------------------------------------------
                                                      1998                          1997
                                          ------------------------------  ----------------------------
                                                           (DOLLARS IN THOUSANDS)
                                                             AS % OF                         AS % OF
                                              AMOUNT       NET REVENUE        AMOUNT       NET REVENUE
                                          --------------  --------------  --------------  ------------
Net revenue............................      $156,883         100.0%         $139,661         100.0%

Segment operating expenses.............       123,604          78.8           103,660          74.2
Corporate overhead.....................         7,681           4.9             5,071           3.6
                                             --------                        --------
          Total operating expenses.....       131,285          83.7           108,731          77.8

Operating Cash Flow....................        25,598          16.3            30,930          22.2

Other expenses and income:
    Depreciation and amortization......         7,066           4.5             6,522           4.7
    Interest expense...................        13,639           8.7            12,409           8.9
    Stock compensation expense.........           422           0.3               --            --
    Gain on disposition of assets......       (32,980)        (21.0)              --            --
                                             --------                        --------
          Total other expenses and            (11,853)         (7.6)           18,931          13.6
           income......................
Income before income taxes.............        37,451          23.9            11,999           8.6
Income tax benefit (expense)...........       (14,244)         (9.1)            1,664           1.2
                                             --------                        --------
Net income.............................      $ 23,207          14.8           $13,663           9.8%
                                             ========                        ========

                                                    THREE MONTH PERIODS ENDED                 SIX MONTH PERIODS ENDED
                                                            JUNE 30,                                 JUNE 30,
                                                 -----------------------------------------------------------------------
                                                   1998                   1997            1998                    1997
                                                 -------                -------         --------                --------
                                                    (DOLLARS IN THOUSANDS)                  (DOLLARS IN THOUSANDS)
Net revenue:
   Out-of-home media...........................  $33,358                $29,029         $ 59,824                $ 53,933
   Broadcasting................................   25,783                 22,659           53,374                  45,401
   Sports & entertainment......................   16,696                 16,519           43,685                  40,327
                                                 -------                -------         --------                --------
    Total net revenue..........................  $75,837                $68,207         $156,883                $139,661
                                                 =======                =======         ========                ========

Segment operating expenses:
   Out-of-home media...........................  $20,486                 17,660         $ 39,448                $ 34,968
   Broadcasting................................   17,605                 15,033           34,913                  28,414
   Sports & entertainment......................   19,181                 13,763           49,243                  40,278
                                                 -------                -------         --------                --------
    Total segment operating expenses...........  $57,272                $46,456         $123,604                $103,660
                                                 =======                =======         ========                ========

Operating Cash Flow:
   Out-of-home media...........................  $12,872                $11,369         $ 20,376                $ 18,965
   Broadcasting................................    8,178                  7,626           18,461                  16,987
   Sports & entertainment......................   (2,485)                 2,756           (5,558)                     49
                                                 -------                -------         --------                --------
    Total segment Operating Cash Flow..........   18,565                 21,751           33,279                  36,001
   Corporate overhead..........................   (4,625)                (3,033)          (7,681)                 (5,071)
                                                 -------                -------         --------                --------
    Total Operating Cash Flow..................  $13,940                $18,718         $ 25,598                $ 30,930
                                                 =======                =======         ========                ========

Change in net revenue from prior periods:
   Out-of-home media...........................     14.9%                   9.7%            10.9%                   13.1%
   Broadcasting................................     13.8%                   7.1%            17.6%                    9.9%
   Sports & entertainment......................      1.1%                 (19.9)%            8.3%                   (4.3)%
    Change in total net revenue................     11.2%                   0.0%            12.3%                    6.5%

Segment operating expenses as a % of segment
 net revenue:
   Out-of-home media...........................     61.4%                  60.8%            65.9%                   64.8%
   Broadcasting................................     68.3%                  66.3%            65.4%                   62.6%
   Sports & entertainment......................    114.9%                  83.3%           112.7%                   99.9%
    Total segment operating expenses as a   %
     of total net revenue......................     75.5%                  68.1%            78.8%                   74.2%


Operating Cash Flow as a % of segment net
 revenue:
   Out-of-home media...........................     38.6%                  39.2%            34.1%                   35.2%
   Broadcasting................................     31.7%                  33.7%            34.6%                   37.4%
   Sports & entertainment......................    (14.9)%                 16.7%           (12.7%)                   0.1%
    Total Operating Cash Flow as a %   of
     total net revenue.........................     18.4%                  27.5%            16.3%                   22.2%


THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED WITH THREE MONTH PERIOD ENDED JUNE 30, 1997

     Net Revenue. Net revenue for the quarter ended June 30, 1998 increased $7.6 million, or 11%, to $75.8 million from $68.2 million for the second quarter of 1997. Changes in net revenues were as follows:

     . Out-of-Home Media. For the second quarter of 1998, the Company's out-of-home media segment's net revenue increased $4.3 million, or 15%, compared to the second quarter of 1997. This increase was mainly due to increased national advertising sales.

     . Broadcasting. The Company's broadcasting segment showed an increase of $3.1 million in net revenue, or 14%, for the quarter ended June 30, 1998 compared to the corresponding period in the prior fiscal year. This increase resulted primarily from the addition of television stations WUTR and WIVT in June 1997 and July 1997, respectively, as well as higher national and local sales at the Company's television and radio stations.

     . Sports & Entertainment. The sports & entertainment segment's net revenue increased $0.2 million, or 1%, for the second quarter of 1998 compared to the second quarter of 1997, primarily due to increased NBA league related revenue.

     Segment Operating Expenses (Excluding Corporate Overhead). Segment operating expenses (excluding corporate overhead) for the second quarter of 1998 were $57.3 million, an increase of $10.8 million, or 23%, over segment operating expenses (excluding corporate overhead) of $46.5 million for the second quarter of 1997. Changes in segment operating expenses (excluding corporate overhead) were as follows:

     . Out-of-Home Media. Operating expenses for the Company's out-of-home media segment for the quarter ended June 30, 1998 were $20.5 million, an increase of $2.8 million, or 16%, over the second quarter of 1997. This increase was due mainly to the effects of increased sales activity.

     . Broadcasting. Operating expenses for the Company's broadcasting segment for the second quarter of 1998 were $17.6 million, an increase of $2.6 million, or 17%, over the second quarter of 1997. This increase was mainly due to the addition of television stations WUTR and WIVT in June 1997 and July 1997, respectively, and higher program, promotion and production expenses in conjunction with the expansion of local news programming.

     . Sports & Entertainment. Operating expenses from the Company's sports & entertainment segment for the second quarter of 1998 were $19.2 million, an increase of $5.4 million, or 39%, compared to the second quarter of 1997. This increase was mainly attributable to increased basketball operating expenses related to team costs.

      Corporate Overhead. Corporate overhead for the quarter ended June 30, 1998 increased by $1.6 million, or 53%, to $4.6 million, mainly due to personnel costs, travel and entertainment, insurance and the utilization of outside services, primarily for public relations.

      Operating Cash Flow. As a result of the above, Operating Cash Flow decreased $4.8 million or 26% for the three months ended June 30, 1998 from the same period in 1997. The $1.5 million increase in the out-of-home media segment's Operating Cash Flow and the $0.5 million increase in the broadcast segment's Operating Cash Flow was offset by a $5.2 million decrease in the sports & entertainment segment's Operating Cash Flow and the $1.6 million increase in corporate overhead for the 1998 quarter. Operating Cash Flow as a percentage of net revenue decreased to 18% for the three months ended June 30, 1998 from 27% for the comparable period in 1997.

      Depreciation and Amortization Expense. Depreciation and amortization expenses decreased $0.1 million, or 3%, to $3.2 million in the second quarter of 1998 as compared to $3.3 million in the second quarter of 1997.

      Interest Expense. Interest expense for the quarter ended June 30, 1998 increased $0.9 million, or 15%, to $7.1 million from $6.2 million in the second quarter of 1997, mainly due to higher average debt balances during the second quarter of 1998 compared to the same period in 1997.

      Income Tax Expense. For the second quarter of 1998, the Company incurred a $13.7 million income tax expense compared to an income tax benefit of $1.3 million for the second quarter of 1997. The expense for 1998 resulted primarily from income tax expense on the gain on sale of substantially all of the assets of Airport. The benefit resulted from the recognition of a $4.6 million deferred tax asset during the second quarter of 1997.

      Net Income. Net income was $22.4 million, including the $20.4 million gain on the sale of Airport, net of taxes, for the three months ended June 30, 1998, an increase of $11.9 million, or 113%, from $10.5 million for the comparable period in 1997. Net income as a percentage of net revenue was 30% for the second quarter of 1998, compared to 15% for the second quarter of 1997. Excluding the sale of Airport, net income was $2.0 million, a decrease of $8.5 million from the second quarter of 1997. This is due primarily to the decrease in the Sports & Entertainment segment's Operating Cash Flow described above and the recognition of the deferred tax asset in 1997.

SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED WITH SIX MONTH PERIOD ENDED JUNE 30, 1997

     Net Revenue. Net revenue for the six months ended June 30, 1998 increased $17.2 million, or 12%, to $156.9 million from $139.7 million for the six months ended June 30, 1997. Changes in net revenues were as follows:

     . Out-of-Home Media. For the first six months of 1998, the Company's out-of-home media segment's net revenue increased $5.9 million, or 11%, compared to the first six months of 1997. This increase was mainly due to increased national advertising sales.

     . Broadcasting. The Company's broadcasting segment showed an increase of $7.9 million in net revenue, or 17%, for the first six months of 1998 compared to the corresponding period in the prior fiscal year. This increase resulted primarily from the addition of television stations WUTR and WIVT in June 1997 and July 1997, respectively, as well as higher national and local sales at the Company's television and radio stations.

     . Sports & Entertainment. The sports & entertainment segment's net revenue increased $3.4 million, or 8%, for the first six months of 1998 compared to the first six months of 1997, primarily due to increased ticket and Seattle Supersonics team sponsorship sales.

      Segment Operating Expenses (Excluding Corporate Overhead). Segment operating expenses (excluding corporate overhead) for the first six months of 1998 were $123.6 million, an increase of $19.9 million, or 19%, over segment operating expenses (excluding corporate overhead) of $103.7 million for the first six months of 1997. Changes in segment operating expenses (excluding corporate overhead) were as follows:

     . Out-of-Home Media. Operating expenses for the Company's out-of-home media segment for the first six months of 1998 were $39.5 million, an increase of $4.5 million, or 13%, over the first six months of 1997. This increase was due mainly to the effects of increased sales activity.

     . Broadcasting. Operating expenses for the Company's broadcasting segment for the first six months of 1998 were $34.9 million, an increase of $6.5 million, or 23%, over the first six months of 1997. This increase was mainly due to the addition of television stations WUTR and WIVT in June 1997 and July 1997, respectively, and higher program, promotion and production expenses in conjunction with the expansion of local news programming.

     . Sports & Entertainment. Operating expenses from the Company's sports & entertainment segment for the first six months of 1998 were $49.2 million, an increase of $8.9 million, or 22%, compared to the first six months of 1997. This increase was mainly attributable to increased basketball operating expenses related to team costs.

      Corporate Overhead. Corporate overhead for the quarter ended June 30, 1998 increased by $2.6 million, or 51%, to $7.7 million, mainly due to personnel costs, travel and entertainment, insurance and the utilization of outside services, primarily for public relations.

      Operating Cash Flow. As a result of the above, Operating Cash Flow decreased $5.3 million or 17% for the six months ended June 30, 1998 from the same period in 1997. The $1.4 million increase in the out-of-home media segment's Operating Cash Flow and the $1.4 million increase in the broadcast segment's Operating Cash Flow was offset by a $5.5 million decrease in the sports & entertainment segment's Operating Cash Flow and the $2.6 million increase in corporate overhead for the first six months of 1998. Operating Cash Flow as a percentage of net revenue decreased to 16% for the six months ended June 30, 1998 from 22% for the comparable period in 1997.

      Depreciation and Amortization Expense. Depreciation and amortization expenses increased $0.6 million, or 9%, to $7.1 million in the first six months of 1998 as compared to $6.5 million in the first six months of 1997.

      Interest Expense. Interest expense for the six months ended June 30, 1998 increased $1.2 million, or 10%, to $13.6 million from $12.4 million in the first six months of 1997, mainly due to higher average debt balances during the first six months of 1998 compared to the same period in 1997.

      Income Tax Expense. For the first six months of 1998, the Company incurred a $14.2 million income tax expense compared to an income tax benefit of $1.7 million for the first six months of 1997. The expense for 1998 resulted primarily from income tax expense on the gain on sale of substantially all of the assets of Airport. The benefit resulted from the recognition of a $6.2 million deferred tax asset during the first six months of 1997.

      Net Income. Net income was $23.2 million, including the $20.4 million gain on the sale of Airport, net of taxes, for the six months ended June 30, 1998, an increase of $9.5 million, or 69%, from $13.7 million for the comparable period in 1997. Net income as a percentage of net revenue was 15% for the first six months of 1998, compared to 10% for the first six months of 1997. Excluding the sale of Airport, net income was $2.8 million, a decrease of $10.9 million from the first six months of 1997. This is due primarily to the decrease in the Sports & Entertainment segment's Operating Cash Flow described above and the recognition of the deferred tax asset in 1997.

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

     As of June 30, 1998, the Company had outstanding revolving credit borrowings of $74.2 million under the Credit Agreement and $2.5 million available for future borrowings thereunder, and the Partnership had $30.7 million of borrowings outstanding under the Partnership Credit Agreement and $4.3 million available for future borrowings thereunder. In July 1998, the company repaid $32.6 million of the revolving credit borrowings with the proceeds from the sale of the assets of Airport. The Company will be required to repay outstanding revolving credit borrowings under the Credit Agreement in quarterly installments from March 2000 through June 2005. The term loan facility under the Credit Agreement will become available if the Company redeems the Senior Notes prior to December 15, 1998. In such event, and if the Company makes term borrowings under the Credit Agreement, it will be required to repay outstanding borrowings under the term loan facility in quarterly installments from March 1999 through June 2005.

     The Company can choose to have interest calculated under the Credit Agreement at a Base Rate or LIBOR rate plus defined margins. As of June 30, 1998, the annual interest rate of borrowings outstanding under the Credit Agreement was approximately 7.4% and under the Partnership Credit Agreement was approximately 8.2%.

     The Company had $32.5 million aggregate principal amount of 11.20% Senior Subordinated Notes, Series B, due December 15, 1998 and 10.48% Senior Subordinated Notes due December 15, 2000 (collectively, the "Subordinated Notes") outstanding at June 30, 1998. The Subordinated Notes require principal repayments of $12.5 million, $10.0 million, and $10.0 million in 1998, 1999, and 2000, respectively.

     The Company has pledged the stock of all of its corporate subsidiaries to secure its obligations under the Credit Agreement and the indenture related to the Senior Notes (the "Indenture"). Similarly, the Partnership has pledged all its assets as collateral for borrowings under the Partnership Credit Agreement.

     In addition, the Credit Agreement, the Indenture, and the note agreements related to the Subordinated Notes restrict, among other things, the Company's ability to assume or issue new debt, declare and pay dividends, repurchase shares of Common Stock and Class B Common Stock, and dispose of assets. They also contain restrictive covenants requiring the Company to maintain certain financial ratios. As of June 30, 1998, the Company was in compliance with all such ratios and covenants.

     The Company's working capital increased to $21.3 million at June 30, 1998 from $12.0 million at December 31, 1997 primarily due to the sale of the assets of Airport offset by an increase in the current portion of long-term debt resulting from the refinancing of the Partnership Credit Agreement described above and the redemption of the general partner's interest in the Partnership.

     The Company expended $19.3 million for capital expenditures in the first six months of 1998, compared to $10.2 million in the corresponding quarter in 1997. Capital expenditures for new property and equipment of $20.2 million in the first six months of 1998 were primarily for a new aircraft for the Seattle SuperSonics, broadcasting equipment, and advertising signs and displays.

     For the periods presented, the Company has financed its working capital needs primarily from cash provided by operating activities. Over that period, long-term liquidity needs, including for acquisitions, have been financed primarily through additions to long-term debt, principally through bank borrowings and the sale of senior and subordinated debt securities. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash used in operating activities for the first six months of 1998 was $0.9 million, a decrease from cash provided by operating activities of $8.7 million for the first six months of 1997.

     On April 15, 1998, the Company paid its shareholders a cash dividend of $.02 per share.

                          PART II - OTHER INFORMATION


                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit No.    Exhibit
     -----------    -------
         27         Financial Data Schedule for the three-month period ending
                    June 30, 1998, and the six-month period ending June 30, 1998.

(b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K on July 15, 1998. The Current Report disclosed under Item 2 the sale of substantially all of the assets of the Company's airport advertising operations, and set forth under
     Item 7(a) certain pro forma consolidated financial information.



                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE ACKERLEY GROUP, INC.


DATED:  August 14, 1998           By:  /s/ DENIS M. CURLEY
                                       Denis M. Curley
                                       Co-President and Chief Financial Officer,
                                       Treasurer and Secretary
                                       (Principal Financial Officer)