Form 10-Q
period 1998-09-30
ACKERLEY GROUP INC
filed 1998-11-16
CIK 319120

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q
                               QUARTERLY REPORT
                                     UNDER
                              SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                _______________
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

                             Yes   X    No
                                 -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title of Class                    Outstanding at November 1, 1998
              --------------                    -------------------------------
    Common Stock, $.01 par value                       20,575,690 shares
    Class B Common Stock, $.01 par value               11,051,230 shares
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 1998 AND DECEMBER 31, 1997...........................   1

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         THREE AND NINE MONTH PERIODS ENDED
         SEPTEMBER 30, 1998 AND 1997........................................   2

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997...............   3

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................   6

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  17

         SIGNATURES.........................................................  17

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                           THE ACKERLEY GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                _______________
                                    ASSETS

                                                                                                (Unaudited)
                                                                                     September 30,          December 31,
                                                                                          1998                  1997
                                                                                  -------------------   --------------------
                                                                                              (In thousands)
Current assets:
  Cash and cash equivalents                                                            $  3,460              $  3,656
  Accounts receivable, net                                                               44,199                52,923
  Current portion of broadcast rights                                                     8,772                 7,349
  Prepaid expenses                                                                       12,056                12,360
  Deferred tax assets                                                                     6,608                11,499
  Other current assets                                                                    4,135                 4,734
                                                                                       --------              --------
     Total current assets                                                                79,230                92,521

Property and equipment, net                                                             108,124                94,968
Intangibles, net                                                                         80,278                42,318
Other assets                                                                             40,608                36,578
                                                                                       --------              --------
     Total assets                                                                      $308,240              $266,385
                                                                                       ========              ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                                     $  4,295              $  9,103
  Accrued interest                                                                        6,764                 3,995
  Other accrued liabilities                                                              14,235                19,071
  Deferred revenue                                                                       28,332                23,857
  Current portion of broadcasting obligations                                             9,616                 8,346
  Current portion of long-term debt                                                      23,367                16,130
                                                                                       --------              --------
     Total current liabilities                                                           86,609                80,502
Long-term debt, net of current portion                                                  227,318               213,294
Litigation accrual                                                                        8,023                 8,072
Other long-term liabilities                                                               8,016                 9,426
                                                                                       --------              --------
     Total liabilities                                                                  329,966               311,294

Stockholders' deficiency:
  Common stock, par value $.01 per share--authorized 50,000,000 shares;
   issued 21,950,636 shares at September 30, 1998 and 21,855,398 shares at December 31, 1997; and outstanding 20,575,690 shares at September
   30, 1998 and 20,480,452 shares at December 31, 1997                                      219                   218

  Class B common stock, par value $.01 per share--authorized 11,406,510 shares; and issued and outstanding 11,051,230 shares at September 30,
   1998 and 11,053,510 shares at December 31, 1997                                          111                   111

Capital in excess of par value                                                           10,325                 9,816
Deficit                                                                                 (22,292)              (44,965)
Less common stock in treasury, at cost                                                  (10,089)              (10,089)
                                                                                       --------              --------
  Total stockholders' deficiency                                                        (21,726)              (44,909)
                                                                                       --------              --------
  Total liabilities and stockholders' deficiency                                       $308,240              $266,385
                                                                                       ========              ========

           See Notes to Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                _______________

                                                      For the Three Month              For the Nine Month
                                                   Periods Ended September 30,     Periods Ended September 30,
                                                      1998            1997            1998            1997
                                                 --------------  --------------  --------------  --------------
                                                     (In thousands, except           (In thousands, except
                                                       per share amounts)              per share amounts)

      Revenue                                         $56,315         $60,818        $231,742        $217,372
      Less agency commissions and discounts            (8,228)         (8,213)        (26,772)        (25,106)
                                                      -------         -------        --------        --------
      Net revenue                                      48,087          52,605         204,970         192,266

      Expenses (other income):
        Operating expenses                             37,184          42,423         168,470         151,154
        Depreciation and amortization expense           3,704           3,336          10,771           9,858
        Interest expense                                6,600           6,722          20,238          19,131
        Stock compensation expense                         15           4,743             437           4,743
        (Gain) loss on disposition of assets              210             ---         (32,770)            ---
        Litigation expense adjustment                     ---          (5,000)            ---          (5,000)
                                                      -------         -------        --------        --------
           Total expenses and other income             47,713          52,224         167,146         179,886

      Income before income taxes                          374             381          37,824          12,380
      Income tax benefit (expense)                       (145)            559         (14,389)          2,223
                                                      -------         -------        --------        --------

      Net income                                      $   229         $   940        $ 23,435        $ 14,603
                                                      =======         =======        ========        ========

      Net income per common share                     $  0.01         $  0.03        $   0.74        $   0.47
                                                      =======         =======        ========        ========

      Net income per common share, assuming
       dilution                                       $  0.01         $  0.03        $   0.74        $   0.46
                                                      =======         =======        ========        ========

       Dividends per common share                     $    --         $    --        $   0.02        $   0.02
                                                      =======         =======        ========        ========

      Dividends per common share, assuming
       dilution                                       $    --         $    --        $   0.02        $   0.02
                                                      =======         =======        ========        ========

      Weighted average number of common shares         31,603          31,252          31,603          31,252

      Weighted average number of common
       shares, assuming dilution                       31,857          31,536          31,857          31,536

            See Notes to Condensed Consolidated Financial Statements

                           THE ACKERLEY GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                _______________

                                                                        For the Nine Month
                                                                    Periods Ended September 30,
                                                                        1998            1997
                                                                  --------------  ---------------
                                                                           (In thousands)
   Net cash provided by operating activities:                       $   6,326         $ 21,590

   Cash flows from investing activities:
     Proceeds from sale of property                                    40,762              275
     Capital expenditures                                             (24,207)         (13,219)
     Payments for acquisitions                                        (42,115)             ---
     Other, net                                                          (513)             ---
                                                                    ---------         --------
   Net cash used in investing activities                              (26,073)         (12,944)

   Cash flows from financing activities:
     Borrowings under credit agreements                               220,744           13,192
     Payments under credit agreements                                (199,749)         (19,440)
     Payments under capital lease obligations                            (547)            (609)
     Dividends paid                                                      (633)            (623)
     Proceeds from stock issuance                                          72              177
     Other, net                                                          (336)            (256)
                                                                    ---------         --------
   Net cash provided by (used in) financing activities                 19,551           (7,559)
                                                                    ---------         --------

   Net increase (decrease) in cash and cash equivalents                  (196)           1,087
   Cash and cash equivalents at beginning of period                     3,656            2,910
                                                                    ---------         --------
   Cash and cash equivalents at end of period                       $   3,460         $  3,997
                                                                    =========         ========

     Supplemental disclosure of noncash transactions:
       Broadcast rights acquired and broadcast
        obligations assumed                                         $   7,892         $ 11,031
       Property and equipment acquired through barter               $     963         $    785

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

NOTE 2.  DEBT

     In January 1998, the Company replaced its 1996 Credit Agreement with a new credit agreement (the "Credit Agreement"). Total borrowings under the Credit Agreement consisted of a revolving credit facility (the "Revolver") and were limited to $77.5 million due to restrictions related to the Company's 10 3/4% Senior Secured Notes (the "Senior Notes').

     In October 1998, the Company redeemed the Senior Notes with the proceeds of a $120.0 million term loan facility under the Credit Agreement (the "Term Loan"). This resulted in a charge of $4.2 million, net of applicable income taxes, consisting of prepayment fees and the write-off of deferred financing costs. In addition, the Company replaced the $35.0 million credit agreement of New Century Seattle Partners, LP (the "Partnership") with proceeds from the Revolver. Through its subsidiaries, the Company holds a 100% ownership interest in the Partnership, which owns radio stations KJR(AM), KHHO(AM), KJR-FM, and KUBE(FM). As a result of these transactions, the Credit Agreement permits borrowings of $120.0 million under the Term Loan and up to $180.0 million under the Revolver, which includes up to $10.0 million in standby letters of credit. The current and noncurrent portions of long-term debt reflect these transactions as if they occurred on September 30, 1998.

     The Company can choose to have interest calculated under the Credit Agreement at rates based on either a Base Rate or LIBOR plus defined margins. The margins and the fees on the letter of credit facility vary based on the Company's total leverage ratio. Principal repayments under the Revolver are due quarterly beginning from March 2000 through June 2005. Principal repayments under the Term Loan are due quarterly beginning from March 1999 through June 2005.

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

     During the first nine months of 1997, the Company reduced the valuation allowance for deferred tax assets which resulted in the recording of a deferred tax asset of $9.5 million. The recognized deferred tax asset was based on the Company's expected utilization of net operating loss carryforwards and reversal of certain temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

NOTE 5.  ACQUISITIONS

     On February 17, 1998, the Partnership redeemed the limited partnership interests and satisfied certain other obligations of the former limited partners for $18.0 million. Effective April 30, 1998, the Partnership redeemed all the interests of Century Management, Inc., its general partner, for approximately $17.8 million following receipt of the required approval of the FCC. Upon closing, KJR Radio, Inc., a wholly-owned subsidiary of the Company, became the Partnership's sole general partner and licensee of the radio stations held by the Partnership and AK Media Group, Inc., the Company's principal operating subsidiary, became the Partnership's nominal and sole limited partner.

     On July 15, 1998, the Company entered into an agreement to purchase the assets of KVIQ(TV), a CBS affiliate licensed to Eureka, California, for $5.5 million. In conjunction with the transaction, the Company entered into a time brokerage agreement to operate the station pending FCC approval of the purchase.

     On August 4, 1998, the Company entered into an agreement to purchase the assets of KTVF-TV, a NBC affiliate, for $7.2 million, and two radio stations, KXLR-FM and KCBF-AM, for $0.8 million. All three stations are licensed to Fairbanks, Alaska. The transaction is currently pending FCC approval, which must be obtained separately for the television and radio stations. The purchase of the radio stations is contingent on the purchase of the television station. In conjunction with this agreement, on August 5, 1998, the Company granted an option to a third party (the "Optionee") for $0.5 million to purchase from the Company the assets of KTVF-TV for $6.7 million and the two radio stations for $0.8 million, plus a 15% annual return based on the actual purchase price for the Company's acquisition of the stations. The option may be exercised at any time starting on the third anniversary of the Company's acquisition of the stations through the seventh anniversary of such acquisition. The option may terminate earlier if the FCC makes certain changes to certain of its ownership rules. In addition, the Optionee may require the Company to repurchase the option for $0.5 million under certain circumstances.

     On August 31, 1998, the Company exercised its option to purchase the assets of WIVT-TV, an ABC affiliate licensed to Binghamton, New York, for $9.0 million. The Company previously operated the station under a time brokerage agreement.

     On September 4, 1998, the Company purchased substantially all of the assets of an out-of-home advertising company in Miami, Florida, for approximately $2.4 million.

     On September 25, 1998, the Company entered into an agreement to purchase the assets of WOKR-TV, an ABC affiliate licensed to Rochester, New York, for $125.0 million. The transaction is currently pending FCC approval.

     On November 2, 1998, the Company entered into an agreement to sell substantially all of the assets of television station KCBA, a Fox affiliate licensed to Salinas, California, for $11.0 million. The Company also entered into an agreement with the purchaser to operate the station under a time brokerage agreement. The transaction is currently pending FCC approval.

     Also on November 2, 1998, the Company exercised its option to purchase substantially all of the assets of television station KION, a CBS affiliate licensed to Monterey, California, which it currently operates under a time brokerage agreement. The purchase price is approximately $7.7 million, subject to certain reductions at closing, and is contingent on the closing of the Company's sale of KCBA described above. The transaction is currently pending FCC approval.

NOTE 6.  NBA LOCKOUT

     On March 23, 1998 the Board of Governors of the NBA voted to reopen the NBA's collective bargaining agreement with the National Basketball Players Association. As a result, the collective bargaining agreement expired on June 30, 1998 and the players were locked out. Preseason and regular season games scheduled through approximately the middle of December 1998 have been cancelled. While the Company believes that it is the desire of the NBA Board of Governors to reach a new agreement as soon as possible, there can be no assurance that the parties will do so.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company reported net income of $23.4 million for the first nine months of 1998, an $8.8 million, or 60%, increase from the first nine months of 1997. Net revenues for the first nine months of 1998 increased over the same period last year by $12.7 million, or 7%, while the Company's Operating Cash Flow (as defined below) decreased $4.6 million, or 11%.

     On April 15, 1998, the Company paid a $.02 per share dividend.

     Refinancing. In October 1998, the Company redeemed the Senior Notes with the proceeds of a $120.0 million term loan facility under the Credit Agreement (the "Term Loan"). This resulted in a charge of $4.2 million, net of applicable income taxes, consisting of prepayment fees and the write-off of deferred financing costs. In addition, the Company replaced the $35.0 million Partnership Credit Agreement with proceeds from the revolving credit facility under the Credit Agreement (the "Revolver").

     Acquisitions and Time Brokerage Agreements. The Company has acquired or entered into agreements to acquire several television and radio stations or operate the stations under time brokerage agreements. These transactions are more fully described in note 5 to the condensed consolidated financial statements. The following is a summary of these transactions:

     . On July 15, 1998, the Company entered into an agreement to purchase substantially all the assets of KVIQ(TV), a CBS affiliate licensed to Eureka, California, for $5.5 million.

        The Company is currently operating the station under a time brokerage agreement pending FCC approval of the purchase.

     . On August 4, 1998, the Company entered into an agreement to purchase the assets of KTVF-TV, a NBC affiliate, for $7.2 million, and two radio stations, KXLR-FM and KCBF-AM, for $0.8 million. All three stations are licensed to Fairbanks, Alaska.

     . On August 31, 1998, the Company exercised its option to purchase the assets of WIVT-TV, an ABC affiliate licensed to Binghamton, New York, for $9.0 million. The Company previously operated the station under a time brokerage agreement.

     . On September 25, 1998, the Company entered into an agreement to purchase the assets of WOKR-TV, an ABC affiliate licensed to Rochester, New York, for $125.0 million.

     . On November 2, 1998, the Company entered into an agreement to sell substantially all of the assets of television station KCBA, a Fox affiliate licensed to Salinas, California, for $11.0 million. The Company also entered into an agreement to operate the station under a time brokerage agreement.

     . Also on November 2, 1998, the Company exercised its option to purchase substantially all of the assets of television station KION, a CBS affiliate licensed to Monterey, California, which it currently operates under a time brokerage agreement. The purchase price is approximately $7.7 million, subject to certain reductions at closing, and is contingent on the closing of the Company's sale of KCBA described above.

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

RESULTS OF OPERATIONS

     The following tables set forth certain historical financial and operating data for the three and nine-month periods ended September 30, 1998 and 1997, including net revenue, operating expenses, and Operating Cash Flow information by segment:

                                                         THREE MONTH PERIODS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------
                                                           1998                          1997
                                               ----------------------------  -----------------------------
                                                                   (DOLLARS IN THOUSANDS)

                                                                   AS % OF                         AS % OF
                                                 AMOUNT          NET REVENUE        AMOUNT       NET REVENUE
                                              ------------     --------------   -------------  --------------
Net revenue............................          $48,087            100.0%          $52,605         100.0%
Segment operating expenses.............           33,923             70.5            39,809          75.7
Corporate overhead...............                  3,261              6.8             2,614           5.0
                                                 -------                            -------
          Total operating expenses.....           37,184             77.3            42,423          80.6
                                                --------                            -------

Operating Cash Flow....................           10,903             22.7            10,182          19.4

Other expenses and (income):
    Depreciation and amortization......            3,704              7.7             3,336           6.3
    Interest expense...................            6,600             13.7             6,722          12.8
    Stock compensation expense.........               15              ---             4,743           9.0
    Loss on disposition of assets....                210              0.4               ---           ---
    Litigation expense adjustment......              ---              ---            (5,000)         (9.5)
                                                --------                            -------
          Total other expenses and
           (income)....................           10,529             21.9             9,801          18.6

Income before income taxes.............              374              0.8               381           0.7
Income tax benefit (expense)...........             (145)            (0.3)              559           1.1
                                                --------                             ------
Net income.............................             $229              0.5%             $940           1.8%
                                                ========                             ======


                                                          NINE MONTH PERIODS ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------
                                                           1998                          1997
                                                ----------------------------  -----------------------------
                                                                  (DOLLARS IN THOUSANDS)
                                                                   AS % OF                         AS % OF
                                                  AMOUNT         NET REVENUE        AMOUNT       NET REVENUE
                                               -------------   --------------  --------------  --------------

Net revenue............................         $204,970            100.0%         $192,266         100.0%
Segment operating expenses.............          157,526             76.9           143,469          74.6
Corporate overhead.....................           10,944              5.3             7,685           4.0
                                                --------                           --------
       Total operating expenses........          168,470             82.2           151,154          78.6

Operating Cash Flow....................           36,500             17.8            41,112          21.4

Other expenses and (income):
    Depreciation and amortization......           10,771              5.3             9,858           5.1
    Interest expense...................           20,238              9.9            19,131          10.0
    Stock compensation expense.........              437              0.2             4,743           2.5
    Gain on disposition of assets......          (32,770)           (16.0)              ---           ---
    Litigation expense adjustment......              ---              ---            (5,000)         (2.6)
                                               ---------                           --------
       Total other expenses and
        (income).......................           (1,324)            (0.6)           28,732          14.9

Income before income taxes............            37,824             18.5            12,380           6.4
Income tax benefit (expense)...........          (14,389)            (7.0)            2,223           1.2
                                               ---------                          ---------
Net income.............................        $  23,435             11.4%        $  14,603           7.6%
                                               =========                          =========


                                                       THREE MONTH PERIODS ENDED                NINE MONTH PERIODS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                               -------------------------------------------------------------------------------
                                                      1998                   1997             1998                   1997
                                                 ---------------        ---------------  ---------------        ---------------
                                                         (DOLLARS IN THOUSANDS)                  (DOLLARS IN THOUSANDS)
Net revenue:
   Out-of-home media...........................     $ 24,603               $ 29,138         $ 84,426               $ 83,071
   Broadcasting................................       22,383                 21,358           75,758                 66,759
   Sports & entertainment......................        1,101                  2,109           44,786                 42,436
                                                    --------               --------         --------               --------
    Total net revenue..........................     $ 48,087               $ 52,605         $204,970               $192,266
                                                    ========               ========         ========               ========

Segment operating expenses:
   Out-of-home media...........................     $ 13,220               $ 18,303         $ 52,667               $ 53,271
   Broadcasting................................       17,007                 15,759           51,920                 44,173
   Sports & entertainment......................        3,696                  5,747           52,939                 46,025
                                                    --------               --------         --------               --------
    Total segment operating expenses...........     $ 33,923               $ 39,809         $157,526               $143,469
                                                    ========               ========         ========               ========

Operating Cash Flow:
   Out-of-home media...........................     $ 11,383               $ 10,835         $ 31,759               $ 29,800
   Broadcasting................................        5,376                  5,599           23,838                 22,586
   Sports & entertainment......................       (2,595)                (3,638)          (8,153)                (3,589)
                                                    --------               --------         --------               --------
    Total Segment Operating Cash Flow..........       14,164                 12,796           47,444                 48,797
   Corporate overhead..........................       (3,261)                (2,614)         (10,944)                (7,685)
                                                    --------               --------         --------               --------
    Total Operating Cash Flow..................     $ 10,903               $ 10,182         $ 36,500               $ 41,112
                                                    ========               ========         ========               ========

Change in net revenue from prior periods:
   Out-of-home media...........................       (15.6)%                  10.3%             1.6%                  12.1%
   Broadcasting................................          4.8%                  16.8%            13.5%                  12.0%
   Sports & entertainment......................       (47.8)%                  85.7%             5.5%                 (2.0)%
    Change in total net revenue................        (8.6)%                  14.8%             6.6%                   8.6%

Segment operating expenses as a % of segment
 net revenue:
   Out-of-home media...........................         53.7%                  62.8%            62.4%                  64.1%
   Broadcasting................................         76.0%                  73.8%            68.5%                  66.2%
   Sports & entertainment......................        335.7%                 272.5%           118.2%                 108.5%
    Total segment operating expenses as a %
     of total net revenue......................         70.5%                  75.7%            76.9%                  74.6%


Operating Cash Flow as a % of segment net
 revenue:
   Out-of-home media...........................         46.3%                  37.2%            37.6%                  35.9%
   Broadcasting................................         24.0%                  26.2%            31.5%                  33.8%
   Sports & entertainment......................      (235.7)%               (172.5)%          (18.2)%                 (8.5)%
    Total Operating Cash Flow as a % of
     total net revenue.........................         22.7%                  19.4%            17.8%                  21.4%


THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     Net Revenue. Net revenue for the quarter ended September 30, 1998 decreased $4.5 million, or 9%, to $48.1 million from $52.6 million for the third quarter of 1997. Changes in net revenues were as follows:

     . Out-of-Home Media. For the third quarter of 1998, the Company's out-of-home media segment's net revenue decreased $4.5 million, or 15%, compared to the third quarter of 1997. This decrease was mainly due to the sale on June 30, 1998 of the Company's airport advertising operations, partially offset by increased national advertising sales.

     . Broadcasting. The Company's broadcasting segment showed an increase of $1.0 million in net revenue, or 5%, for the quarter ended September 30, 1998 compared to the corresponding period in the prior fiscal year. This increase resulted primarily from the addition of television station KVIQ in July 1998, as well as higher national and local sales at the Company's television and radio stations.

     . Sports & Entertainment. The sports & entertainment segment's net revenue decreased $1.0 million, or 48%, for the third quarter of 1998 compared to the third quarter of 1997, primarily due to decreased NBA league related revenue and the lack of indoor soccer operations in 1998.

    Segment Operating Expenses (Excluding Corporate Overhead). Segment operating expenses (excluding corporate overhead) for the third quarter of 1998 were $33.9 million, a decrease of $5.9 million, or 15%, over segment operating expenses (excluding corporate overhead) of $39.8 million for the third quarter of 1997. Changes in segment operating expenses (excluding corporate overhead) were as follows:

     . Out-of-Home Media. Operating expenses for the Company's out-of-home media segment for the quarter ended September 30, 1998 were $13.2 million, a decrease of $5.1 million, or 28%, over the third quarter of 1997. This decrease was due mainly to the sale on June 30, 1998 of the Company's airport advertising operations.

     . Broadcasting. Operating expenses for the Company's broadcasting segment for the third quarter of 1998 were $17.0 million, an increase of $1.2 million, or 8%, over the third quarter of 1997. This increase was mainly due to the addition of television station KVIQ in July 1998, and higher program, promotion and production expenses in conjunction with the expansion of local news programming.

     . Sports & Entertainment. Operating expenses from the Company's sports & entertainment segment for the third quarter of 1998 were $3.7 million, a decrease of $2.0 million, or 35%, compared to the third quarter of 1997. This decrease was mainly attributable to decreased basketball operating expenses and the lack of indoor soccer operations in 1998.

     Corporate Overhead. Corporate overhead for the quarter ended September 30, 1998 increased by $0.7 million, or 27%, to $3.3 million, mainly due to personnel costs, travel and entertainment, insurance and the utilization of outside services, primarily for public relations.

     Operating Cash Flow. As a result of the above, Operating Cash Flow increased $0.7 million, or 7%, for the three months ended September 30, 1998 from the same period in 1997. The $0.6 million increase in the out-of-home media segment's Operating Cash Flow and the $1.0 million increase in the sports & entertainment segment's Operating Cash Flow was offset by a $0.2 million decrease in the broadcasting segment's Operating Cash Flow and the $0.7 million increase in corporate overhead for the 1998 quarter. Operating Cash Flow as a percentage of net revenue increased to 23% for the three months ended September 30, 1998 from 19% for the comparable period in 1997.

     Depreciation and Amortization Expense. Depreciation and amortization expenses increased $0.4 million, or 12%, to $3.7 million in the third quarter of 1998 as compared to $3.3 million in the third quarter of 1997.

     Interest Expense. Interest expense for the quarter ended September 30, 1998 decreased $0.1 million, or 1%, to $6.6 million from $6.7 million in the third quarter of 1997.

     Stock Compensation Expense. In 1997, the Company recorded stock compensation expense of $4.7 million due to the conversion of incentive stock options into nonqualified stock options. There was no such transaction in 1998.

     Litigation Expense Adjustment. In 1997, the Company reduced an accrual for litigation expense by $5.0 million. No such adjustment was made in 1998.

     Income Tax Expense. For the third quarter of 1998, the Company incurred a $0.1 million income tax expense compared to an income tax benefit of $0.6 million for the third quarter of 1997. The benefit resulted from the recognition of a $0.9 million deferred tax asset during the third quarter of 1997.

     Net Income. Net income was $0.2 million, for the three months ended September 30, 1998, a decrease of $0.7 million, or 78%, from $0.9 million for the comparable period in 1997. Net income as a percentage of net revenue was 1% for the third quarter of 1998, compared to 2% for the third quarter of 1997. This is due primarily to the changes in Operating Cash Flow described above and the recognition of the stock compensation expense, litigation expense adjustment, and deferred tax asset in 1997.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     Net Revenue. Net revenue for the nine months ended September 30, 1998 increased $12.7 million, or 7%, to $205.0 million from $192.3 million for the nine months ended September 30, 1997. Changes in net revenues were as follows:

     . Out-of-Home Media. For the first nine months of 1998, the Company's out-of-home media segment's net revenue increased $1.3 million, or 2%, compared to the first nine months of 1997. This increase was mainly due to increased national advertising sales, partially offset by the lack of airport advertising revenue in the third quarter of 1998.

     . Broadcasting. The Company's broadcasting segment showed an increase of $9.0 million in net revenue, or 13%, for the first nine months of 1998 compared to the corresponding period in the prior fiscal year. This increase resulted primarily from the addition of television station KVIQ in July 1998, as well as higher national and local sales at the Company's television and radio stations.

     . Sports & Entertainment. The sports & entertainment segment's net revenue increased $2.4 million, or 6%, for the first nine months of 1998 compared to the first nine months of 1997, primarily due to increased ticket and Seattle Supersonics team sponsorship sales, partially offset by the lack of indoor soccer operations in 1998.

    Segment Operating Expenses (Excluding Corporate Overhead). Segment operating expenses (excluding corporate overhead) for the first nine months of 1998 were $157.5 million, an increase of $14.0 million, or 10%, over segment operating expenses (excluding corporate overhead) of $143.5 million for the first nine months of 1997. Changes in segment operating expenses (excluding corporate overhead) were as follows:

     . Out-of-Home Media. Operating expenses for the Company's out-of-home media segment for the first nine months of 1998 were $52.7 million, a decrease of $0.6 million, or 1%, over the first nine months of 1997. This decrease was due mainly to the lack of airport advertising operations in the third quarter of 1998.

     . Broadcasting. Operating expenses for the Company's broadcasting segment for the first nine months of 1998 were $51.9 million, an increase of $7.7 million, or 17%, over the first nine months of 1997. This increase was mainly due to the addition of television station KVIQ in July 1998, and higher program, promotion and production expenses in conjunction with the expansion of local news programming.

     . Sports & Entertainment. Operating expenses from the Company's sports & entertainment segment for the first nine months of 1998 were $52.9 million, an increase of $6.9 million, or 15%, compared to the first nine months of 1997. This increase was mainly attributable to increased basketball operating expenses related to team costs, partially offset by the lack of indoor soccer operations in 1998.

     Corporate Overhead. Corporate overhead for the quarter ended September 30, 1998 increased by $3.2 million, or 42%, to $10.9 million, mainly due to personnel costs, travel and entertainment, insurance and the utilization of outside services, primarily for public relations.

     Operating Cash Flow. As a result of the above, Operating Cash Flow decreased $4.6 million, or 11%, for the nine months ended September 30, 1998 from the same period in 1997. The $2.0 million increase in the out-of-home media segment's Operating Cash Flow and the $1.2 million increase in the broadcasting segment's Operating Cash Flow was offset by a $4.6 million decrease in the sports & entertainment segment's Operating Cash Flow and the $3.2 million increase in corporate overhead for the first nine months of 1998. Operating Cash Flow as a percentage of net revenue decreased to 18% for the nine months ended September 30, 1998 from 21% for the comparable period in 1997.

     Depreciation and Amortization Expense. Depreciation and amortization expenses increased $0.9 million, or 9%, to $10.8 million in the first nine months of 1998 as compared to $9.9 million in the first nine months of 1997.

     Interest Expense. Interest expense for the nine months ended September 30, 1998 increased $1.1 million, or 6%, to $20.2 million from $19.1 million in the first nine months of 1997, mainly due to higher average debt balances during the first nine months of 1998 compared to the same period in 1997.

     Stock Compensation Expense. In 1998, the Company recorded stock compensation of $0.4 million, primarily due to the amendments of certain stock option agreements. In 1997, the Company recorded stock compensation expense of $4.7 million due to the conversion of incentive stock options into nonqualified stock options.

     Litigation Expense Adjustment. In 1997, the Company reduced an accrual for litigation expense by $5.0 million. No such adjustment was made in 1998.

     Income Tax Expense. For the first nine months of 1998, the Company incurred a $14.4 million income tax expense compared to an income tax benefit of $2.2 million for the first nine months of 1997.

The expense for 1998 resulted primarily from income tax expense on the gain on sale of substantially all of the assets of Airport. The benefit resulted from the recognition of a $7.2 million deferred tax asset during the first nine months of 1997.

    Net Income. Net income was $23.4 million, including the $20.4 million gain on the sale of Airport, net of taxes, for the nine months ended September 30, 1998, an increase of $8.8 million, or 60%, from $14.6 million for the comparable period in 1997. Net income as a percentage of net revenue was 11% for the first nine months of 1998, compared to 8% for the first nine months of 1997. Excluding the sale of the Company's airport advertising operations, net income was $3.0 million, a decrease of $11.6 million from the first nine months of 1997. This is due primarily to the 1998 decrease in the Sports & Entertainment segment's Operating Cash Flow described above and the recognition of the stock compensation expense, litigation expense adjustment, and deferred tax asset in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1998, the Company replaced its 1996 Credit Agreement with a new credit agreement (the "Credit Agreement"). Total borrowings under the Credit Agreement consisted of a revolving credit facility (the "Revolver") and were limited to $77.5 million due to restrictions related to the Company's 10 3/4% Senior Secured Notes (the "Senior Notes').

     In October 1998, the Company redeemed the Senior Notes with the proceeds of a $120.0 million term loan facility under the Credit Agreement (the "Term Loan"). This resulted in a charge of $4.2 million, net of applicable income taxes, consisting of prepayment fees and the write-off of deferred financing costs. In addition, the Company replaced the $35.0 million credit agreement (the "Partnership Credit Agreement") of New Century Seattle Partners, LP (the "Partnership") with proceeds from the Revolver. Through its subsidiaries, the Company holds a 100% ownership interest in the Partnership, which owns radio station KJR(AM), KHHO(AM), KJR-FM, and KUBE(FM). As a result of these transactions, the Credit Agreement permits borrowings of $120.0 million under the Term Loan and up to $180.0 million under the Revolver which includes up to $10.0 million in standby letters of credit.

     As of September 30, 1998, the Company had outstanding borrowings of $42.5 million under the Revolver and $35.0 million under the Partnership Credit Agreement and $31.4 million available for future borrowings thereunder. The Company will be required to repay outstanding borrowings under the Revolver in quarterly installments from March 2000 through June 2005. Under the Term Loan the Company will be required to repay outstanding borrowings in quarterly installments from March 1999 through June 2005.

     The Company can choose to have interest calculated under the Credit Agreement at a Base Rate or LIBOR plus defined margins. As of September 30, 1998, the annual interest rate of borrowings outstanding under the Credit Agreement was approximately 7.5% and under the Partnership Credit Agreement was approximately 9.5%.

     The Company had $32.5 million aggregate principal amount of 11.20% Senior Subordinated Notes, Series B, due December 15, 1998 and 10.48% Senior Subordinated Notes due December 15, 2000 (collectively, the "Subordinated Notes") outstanding at September 30, 1998. The Subordinated Notes require principal repayments of $12.5 million, $10.0 million, and $10.0 million in 1998, 1999, and 2000, respectively.

     The Company has pledged the stock and partnership interests of all of its subsidiaries to secure its obligations under the Credit Agreement and the indenture related to the Senior Notes (the "Indenture").

     In addition, the Credit Agreement, the Indenture, and the note agreements related to the Subordinated Notes restrict, among other things, the Company's ability to assume or issue new debt, declare and pay dividends, repurchase shares of Common Stock and Class B Common Stock, and dispose of assets. They also contain restrictive covenants requiring the Company to maintain certain financial ratios. As of September 30, 1998, the Company was in compliance with all such ratios and covenants.

     The Company's working capital decreased to a deficiency of $7.4 million at September 30, 1998 from $12.0 million at December 31, 1997 primarily due to the redemption of the Senior Notes with the proceeds from the Term Loan and the reduction of current deferred tax assets from the gain on the sale of substantially all of the assets of the Company's airport advertising operations.

     The Company expended $24.2 million for capital expenditures in the first nine months of 1998, compared to $13.2 million in the corresponding period in 1997. Capital expenditures in the first nine months of 1998 were primarily for a new aircraft for the Seattle SuperSonics, broadcasting equipment, and advertising signs and displays.

     For the periods presented, the Company has financed its working capital needs primarily from cash provided by operating activities. Over that period, long-term liquidity needs, including for acquisitions, have been financed primarily through additions to long-term debt, principally through bank borrowings. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for the first nine months of 1998 was $6.3 million, a decrease from cash provided by operating activities of $21.6 million for the first nine months of 1997.

     On April 15, 1998, the Company paid its shareholders a cash dividend of $.02 per share.

YEAR 2000

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. The issue is not limited to computer systems. Year 2000 issues may affect any system or equipment that has an embedded microchip that processes date sensitive information.

State of Readiness

     The Company is committed to addressing the Year 2000 issue in a prompt and responsible manner, and has dedicated the resources to do so. Management has completed an assessment of its automated systems and has implemented a program to complete all steps necessary to resolve identified issues. The Company's compliance program has several phases, including (1) project management; (2) assessment; (3) testing; and (4) remediation and implementation.

     Project Management: The Company formed a Year 2000 compliance team in December 1997. The team meets generally on a monthly basis to discuss project status, assign tasks, determine priorities, and monitor progress. The team also reports to senior management on a regular basis.

     Assessment: All of the Company's mission-critical software programs have been identified. This phase is essentially complete. The Company's primary software vendors and business partners were also assessed during this phase, and vendors/business partners who provide mission-critical software have been contacted. In most cases, the vendors/business partners that are not already compliant have planned new Year 2000 compliant releases to be available early in 1999. The Company will continue to monitor and work with vendors and business partners to ensure that appropriate upgrades and/or testing is completed.

     Testing: Updating and testing of the Company's automated systems is currently underway and the Company anticipates that testing will be complete by April 30, 1999. Upon completion, the Company will be able to identify any in-house developed computer systems that remain non-compliant.

     Remediation and Implementation: This phase involves obtaining and implementing renovated Year 2000 compliant software applications provided by our vendors and performing the necessary programming to render in-house developed systems Year 2000 compliant. This process also involves replacing non-compliant hardware. The remediation and implementation process will continue through 1999.

Costs

     The total financial impact that Year 2000 issues will have on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these issues, the success of the Company's efforts will not be known for sure until the year 2000 actually arrives. However, based on its assessment to date, the Company does not believe that expenses related to meeting Year 2000 challenges will exceed $750,000.

Risks Related to Year 2000 Issues

     The year 2000 poses certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology and information systems applications from other parties who face Year 2000 challenges. Other risks are present simply because the Company transacts business with organizations who also face Year 2000 challenges. Although it is impossible to identify all possible risks that the Company may face moving into the next millennium, management has identified the following significant potential risks:

     The functions performed by the Company's mission-critical software that are primarily at risk from Year 2000 challenges generally involve the scheduling of advertising and programming in its broadcasting and sports & entertainment segments, the scheduling of advertising in its out-of-home segment, and the scheduling of events in its sports & entertainment segment. In all of these cases, Year 2000 challenges could impact the ability of the Company to deliver its product with the same efficiency as it does now. However, the Company believes these functions can be performed manually or by other alternative means, as necessary, for an indefinite period of time. In fact, the Company has had to perform these functions using alternative means in the past due to natural disasters, such as a tornadoes and hurricanes. In these instances, the Company was able to recover such that there were no material adverse effects on its operations.

      The Company's operations, like those of many other organizations, can be adversely affected by Year 2000 triggered failures of other companies upon whom the Company depends for the functioning of its mission-critical automated systems. As described above, the Company has identified its mission-critical vendors and is monitoring their Year 2000 compliance programs.

Contingency Plans

     The Company has not yet developed specific contingency plans related to Year 2000 issues, other than those described above. As the Company continues the testing phase, and based on future ongoing assessment of the readiness of vendors and service providers, the Company will develop appropriate contingency plans. It is possible that certain circumstances may occur for which there are no completely satisfactory contingency plans.

NBA LOCKOUT

     On March 23, 1998 the Board of Governors of the NBA voted to reopen the NBA's collective bargaining agreement with the National Basketball Players Association. As a result, the collective bargaining agreement expired on June 30, 1998 and the players were locked out. Preseason and regular season games scheduled through approximately the middle of December have been cancelled. Management estimates that if all games scheduled through the end of December 1998 are cancelled, the impact on the Company would be a reduction of Operating Cash Flow of approximately $6.0 million. While the Company believes that it is the desire of the NBA Board of Governors to reach a new agreement as soon as possible, there can be no assurance that the parties will do so.

                          FORWARD LOOKING STATEMENTS

     The discussions above regarding the Company's Year 2000 issues and the NBA Lockout include certain "forward looking statements" regarding its future operations. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as they apply to forward looking statements. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements." Management's ability to predict results of the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors related to Year 2000 issues that could affect the actual results include the Company's success in identifying systems and programs that are not Year 2000 compliant; the possibility that systems modifications will not operate as intended; unexpected costs associated with remediation, including labor and consulting costs; the nature and amount of programming required to upgrade or replace the affected systems; the uncertainty associated with the impact of the year 2000 on the Company's customers, vendors and third-party service providers; and the economy in general. Factors related to the NBA Lockout that could affect the actual results include the ability of the NBA Board of Governors and the NBA Players Association to reach a new agreement; the length of time before such an agreement is reached; and the specific terms and conditions of any such agreement.

                          PART II - OTHER INFORMATION



                  ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      Exhibit No.         Exhibit
      -----------         -------
           10             Asset Purchase Agreement between Sinclair Communications, Inc. and The Ackerley Group, Inc., dated as of September 25, 1998.

           27             Financial Data Schedule for the three-month period ending September 30, 1998, and the nine-month period ending September 30, 1998.

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

                                 THE ACKERLEY GROUP, INC.



DATED:  November 13, 1998        BY:  DENIS M. CURLEY
                                      ---------------
                                      Denis M. Curley
                                      Co-President and Chief Financial Officer,
                                      Treasurer and Secretary
                                      (Principal Financial Officer)