Form 10-K
period 1998-12-31
ACKERLEY GROUP INC
filed 1999-03-31
CIK 319120

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from         to

                        Commission File Number: 1-10321

                               ----------------

                            THE ACKERLEY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                       91-1043807
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

        1301 Fifth Avenue, Suite 4000
             Seattle, Washington                                   98101
  (Address of principal executive offices)                       (Zip code)

                                 (206) 624-2888
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

     Common Stock                           New York Stock Exchange, Inc.
  Title of each class                    Name of exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                                      N/A
                                (Title of class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 15, 1999 was $184,432,163.

   The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1999 was:

               Title of Class                           Number of Shares Outstanding
        Common Stock, $.01 Par Value                         20,577,268 shares
    Class B Common Stock, $.01 Par Value                     11,051,230 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement relating to the annual Meeting of Shareholders to be held on May 11, 1999, are incorporated by reference under
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

General Information

   The Ackerley Group, Inc. was founded in 1975 as a Washington corporation. In 1978, we were reincorporated under Delaware law. We are a diversified media and entertainment company which engages in four principal businesses: out-of-home media, television broadcasting, radio broadcasting, and sports & entertainment.

  . Out-of-Home Media. We engage in outdoor advertising in Florida, Massachusetts, and the Pacific Northwest. At December 31, 1998, we had 8,522 outdoor displays in the markets of Miami/Fort Lauderdale and West Palm Beach/Fort Pierce, Florida; Boston/Worcester, Massachusetts; Seattle/Tacoma, Washington; and Portland, Oregon. We believe that we have leading positions in outdoor advertising in each of these markets, based upon the number of outdoor advertising displays.

  . Television Broadcasting. We engage in television broadcasting. Assuming completion of all pending transactions, we would own twelve television stations and operate two additional television stations under time brokerage agreements.

  . Radio Broadcasting. We also engage in radio broadcasting. Assuming completion of all pending transactions, we would own and operate six radio stations.

  . Sports & Entertainment. Our sports & entertainment business includes ownership of the Seattle SuperSonics, the National Basketball
    Association's Pacific Division Champions for the past three NBA seasons. In addition, we engage in sports marketing and promotion of the SuperSonics through our Full House Sports & Entertainment division.

 Business Strategy

   Our primary strategy is to develop and acquire media assets which enable us to offer advertisers a choice of media outlets for distributing their marketing messages. To this end, we assembled a diverse portfolio of media assets. We believe our businesses are linked by a common goal of increasing the number of advertising impressions made, regardless of whether the impression is made via radio, television, or out-of-home media display. Further, we seek to exploit the operating synergies which we believe exist from our ownership of both distribution (the television broadcasting, radio broadcasting, and out-of-home businesses) and content (the sports & entertainment business) assets.

   We seek to grow by investing in the expansion of our existing operations through additions and upgrades to our facilities and programming. We also look to grow through opportunistic acquisitions in our existing business lines and by exploring new synergistic business ventures. We target markets where we see an opportunity to improve market share, take advantage of regional efficiencies, and develop our television stations into local news franchises.

   We believe the following elements of our strategy provide us with certain competitive advantages:

   Leading Market Position in Outdoor Markets Served. We believe that we own the most outdoor advertising display faces in each of the five geographic markets in which we operate, based on the Traffic Audit Bureau's most recent Summary of Audited Markets, issued in October 1998. Our five outdoor advertising markets are Seattle/Tacoma, Washington; Portland, Oregon; Boston/Worcester, Massachusetts; Miami/Fort Lauderdale, Florida; and West Palm Beach/Fort Pierce, Florida.

   Focus on Local News Leadership as Driver of Broadcast Revenue. We believe local news leadership is an important contributor to audience and revenue growth for our television stations, and we seek to be the market leader in terms of local news ratings points delivered in the geographic markets served by our television stations. We favor investing in the production of our own local news programming over the purchase of syndicated programming because we believe we have greater ability to improve the ratings of local news programming. For example, after we acquired KGET(TV) in Bakersfield, California and WIXT(TV) in Syracuse, New York, they both improved to be the first-ranked stations in their respective markets, in terms of local news ratings points delivered (the ratio of the number of viewers of a station's local news program to total viewers) according to the November 1998 Nielsen Station Index. Of the six network-affiliated television stations we currently own, three ranked number one in local news ratings points delivered, according to the November 1998 Nielsen Station Index. Over the last three years, we have increased local news programming at eight of the television stations we own or operate by one to three and a half hours per weekday. We believe that this has contributed to the improved financial performance of those stations, and we continue to invest in local news programming.

   Diversified Portfolio of Television Stations. Our television station portfolio is diversified across networks, including stations affiliated with major networks, and across geographic regions. We believe such diversification is beneficial, as it reduces our reliance upon any one network's programming, and mitigates our exposure to the economic cycles of any one geographic market.

   Strength in Seattle/Tacoma Radio Market. We have developed a strong presence in the Seattle/Tacoma radio market through our ownership and operation of four radio stations in the area. One of those stations, KUBE(FM), is the leading station in the market in terms of audience share, according to the Fall 1998 Arbitron Radio Market Report. We also seek to use our ownership of the Seattle SuperSonics to increase the audience share of these radio stations, as discussed in the paragraph below.

   Ownership of the Seattle SuperSonics. The Seattle SuperSonics have the second best aggregate regular season win/loss record of any NBA team over the past five completed seasons. We believe that our ownership of the Seattle SuperSonics enhances the effectiveness of our media operations by (i) providing regionally significant programming, (ii) generating listener loyalty for our radio stations, and (iii) increasing the number of individuals exposed to the advertising we provide. We seek to extract additional value from our ownership of the Seattle SuperSonics through the sale of team sponsorships, which includes sales of advertising on signs in Seattle's Key Arena and on radio and television broadcasts of SuperSonics games. We also receive revenue from our interest in activities coordinated by the NBA, such as advertising on nationally televised games and other licensing arrangements. As a result of our ownership of different media outlets, our sports & entertainment business can offer advertisers greater choice than a single outlet entity. We believe this helps our advertisers to more effectively reach their target audiences.

   Low Reliance Upon Tobacco Advertisers. Over the past several years, the U.S. Food and Drug Administration ("FDA") and other governmental entities have become more active in their regulation and scrutiny of tobacco, including its advertising. We expect that such increased scrutiny will continue, and will lead to additional restrictions or prohibition of outdoor advertising of tobacco products. We are proactively seeking to reduce our reliance upon tobacco advertising. Outdoor tobacco advertising represented approximately 3% of our consolidated revenue in 1998, down from 5% of our consolidated revenue in 1997.

   Leadership of Company Founder. Barry A. Ackerley, one of our founders and our current Chairman and Chief Executive Officer, has been actively involved with the Company since our inception in 1975. Early in our history, Mr. Ackerley recognized the synergies that could be achieved through ownership of outdoor advertising, television and radio broadcasting, and sports & entertainment assets. With this vision, Mr. Ackerley led our expansion from outdoor advertising into television and radio broadcasting and sports & entertainment well before the current trend toward consolidation among these industries.

   Experienced Corporate Management. While Mr. Ackerley remains significantly involved in our operations, and is the single largest stockholder in the Company, he has developed an experienced corporate management team to help us achieve the desired synergies among our business units. Four of our five executive officers have worked together for eight years, and collectively have an aggregate of 98 years of experience in the various industries in which we are involved.

   Decentralized Management Structure; Experienced Management. We have granted the management of our operating units the authority and autonomy necessary to run each unit as a business and to respond effectively to changes in each market environment. Experienced local managers enhance our ability to respond to local market changes rapidly and effectively. The average experience of our 13 division managers in their respective industries is approximately 17 years. We aim to continue improving our operating performance through our team of experienced local managers and corporate staff.

Out-of-Home Media

   Our out-of-home media business sells advertising space on outdoor displays. Until our airport advertising operations were sold on June 30, 1998, we sold advertising space on displays located in airport terminals. National advertisers generally categorize outdoor and airport advertising as "out-of-home media" because, unlike radio and television broadcasting, newspapers, and magazines, such advertising is disseminated outside the home.

 Outdoor Advertising

   Industry Overview. During the nineteenth century, companies began to lease out space on wooden boards for advertising messages, or "bills." Today, outdoor advertising extends nationwide, providing advertisers with a relatively low-cost means of reaching large audiences. Outdoor advertising is used by large national advertisers as part of multi-media and other advertising campaigns, as well as by local and regional advertisers seeking to reach local and regional markets.

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

   Operations. We operate primarily in the greater metropolitan areas of Seattle and Tacoma, Washington; Portland, Oregon; Boston and Worcester, Massachusetts; and Miami, Fort Lauderdale, West Palm Beach and Fort Pierce, Florida. For purposes of defining our out-of-home markets, we consider Seattle/Tacoma, Boston/Worcester, Miami/Fort Lauderdale, and West Palm Beach/Fort Pierce to be single markets. Based on the Traffic Audit Bureau's Summary of Audited Markets issued in October 1998, we had more outdoor advertising displays in each of these markets than any other outdoor advertising company.

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

   Our outdoor advertising operations involve the sale of space on advertising display faces. They also include, in many cases, the design of advertisements and the construction of outdoor structures that carry those displays. Our principal outdoor advertising display is the billboard, of which there are three standard sizes:

  . Bulletins: Bulletins are generally 14 feet high and 48 feet wide.
    Generally, bulletins are covered with a single sheet of vinyl, called "Superflex," on which an image has been printed by computer. The Superflex is then transported to the site of the billboard and mounted to the face of the display. To attract more attention, panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Bulletins are usually located near major highways for maximum impact. Space is usually sold to advertisers for periods of four to twelve months.

  . Posters: The most common type of billboard, posters are generally 12 feet high by 25 feet wide. Lithographed or silk-screened paper sheets are typically supplied by the advertiser and arrive prepasted and packaged in airtight bags. They are applied like wallpaper to the face of the display. Posters are usually located on major traffic arteries. Space is usually sold to advertisers for periods of one to twelve months.

  . Junior posters: Junior posters are generally 6 feet high by 12 feet wide.
    These displays are prepared and mounted in the same manner as posters. Most junior posters, because of their smaller size, are concentrated on city streets and are targeted to pedestrian traffic. Space on junior posters usually is sold to advertisers for periods of one to twelve months.

   At December 31, 1998, we had 1,418 bulletins, 5,784 posters, and 1,320 junior posters. The following chart itemizes markets we serve and their designated market area (DMA) rank:

                                                DMA                     Junior
            Market                            Rank(1) Bulletins Posters Posters
            ------                            ------  --------- ------- -------
   Northwest:
     Seattle/Tacoma..........................   12       224     1,613    316
     Portland................................   24       153     1,023      0
   Boston:
     Boston/Worcester........................    6       334     1,707     75
   Florida:
     Miami/Fort Lauderdale...................   16       515     1,111    929
     West Palm Beach/Fort Pierce.............   43       192       330      0

--------
(1) Source: Television & Cable Factbook, 1998 Edition. DMA rank is a measure of market size in the United States based on population as reported by the Nielsen Rating Service.

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

   A broad cross-section of advertisers utilize our outdoor advertising displays, including tobacco, food and beverage, financial service, automotive and retail companies. We have actively sought to reduce the percentage of our revenue attributable to tobacco products and to any individual company. As a result of these efforts, no single outdoor advertiser accounted for more than 1% of our consolidated revenue in 1998. In addition, outdoor tobacco advertising accounted for approximately 3% of our consolidated revenue for that year. See "Regulation" below.

   Competition. We compete directly with other out-of-home advertising companies, and with other types of advertising media companies, including television, radio, newspapers, magazines, transit advertising, yellow page directories, direct mail, local cable systems, and satellite broadcasting systems. Substantial competition exists among all advertising media on a cost-per-rating-point basis and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

   Regulation. Outdoor advertising displays are subject to governmental regulation at the federal, state, and local levels. These regulations, in some cases, limit the height, size, location, and operation of outdoor displays and, in some circumstances, regulate the content of the advertising copy displayed on outdoor displays. Certain jurisdictions have recently proposed or enacted regulations restricting or banning outdoor advertising of tobacco or liquor. Likewise, regulations in certain jurisdictions prohibit the construction of new outdoor displays or the replacement, relocation, enlargement, or upgrading of existing structures.

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

   Advertising for tobacco products has increasingly been the subject of regulation. Manufacturers of tobacco products, principally cigarettes, historically have been major users of outdoor advertising displays. Tobacco advertising is currently subject to regulation and legislation has been introduced from time to time in the U.S. Congress that would further regulate and in certain instances prohibit advertising of tobacco products. On November 23, 1998, the major tobacco companies and the Attorneys General of 46 states entered into a broad-based consent judgment in which, among other things, these companies agreed to terminate all cigarette advertising on outdoor advertising within 150 days. The consent judgment affects our operations in Massachusetts, Oregon and Washington (other than King County). In 1997, we voluntarily agreed to eliminate tobacco advertising on displays located in King County (Washington) effective January 1, 1998. In addition, the State of Florida previously entered into a settlement agreement with the tobacco industry that eliminated tobacco advertising on billboards throughout the state. As a result of these and other factors, it is likely that our advertising revenue from tobacco companies will continue to decrease.

   Federal and corresponding state outdoor advertising statutes require payment of compensation for removal of existing structures by governmental order in some circumstances. Some jurisdictions have adopted ordinances which have sought the removal of existing structures without compensation. Ordinances requiring the removal of a billboard without compensation have been challenged in various state and federal courts on both statutory and constitutional grounds, with differing results.

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

   Acquisition. On February 19, 1999, we purchased substantially all of the assets of an out-of-home advertising company in the Boston/Worcester, Massachusetts market for approximately $11.0 million.

 Airport Advertising

   On June 30, 1998, we sold substantially all of the assets of our airport advertising operations to Sky Sites, Inc., a subsidiary of Havas, S.A., pursuant to an agreement dated May 19, 1998. The sale price consisted of a base cash price of $40.0 million, paid on the closing date of the transaction, and an additional cash payment of approximately $2.9 million, of which $1.2 million was paid in December 1998 and the remainder was paid in January 1999. Prior to the sale, we engaged in airport advertising for 18 years.

Television Broadcasting

   Our television broadcasting operations involve the sale of air time to a broad range of national, regional, and local advertisers. We operate eleven television stations in markets that offer a large and affluent population base that is attractive to many advertisers.

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

   Advertising rates are based upon (1) a program's popularity among the viewers whom an advertiser wishes to attract, (2) the number of advertisers competing for the available time, (3) the size and demographic makeup of the market, and (4) the availability of alternative advertising media in the market area. The size of a television station's audience is measured and reported by independent rating service surveys.

   Affiliation with a major network (e.g., ABC, NBC, CBS, or FOX) can have a significant impact on a station's revenue, expenses and operations. A typical affiliate receives the majority of its daily programming from a network. Networks provide programming, together with cash payments, to the affiliate in exchange for a substantial majority of the advertising time during network programs. The network sells this advertising time and retains the revenues.

   Operations. Assuming completion of all pending transactions, we would own 11 television stations and would operate two additional television stations under time brokerage agreements. We currently own nine television stations and operate three stations under time brokerage agreements. The following tables sets forth information about our portfolio of television stations (including television stations we plan to acquire and television stations operated under time brokerage agreements) and the markets in which they operate.

                                                                              No. of
                                                                            Commercial
                                                                                TV
                                                                      DMA    Stations
                               Call     Date Acquired     Network   Market  Ranked in
           Market             Letters   or Affiliated   Affiliation Rank(1) Market(2)   Frequency
           ------             ------- ----------------- ----------- ------- ----------  ---------
Central New York
 Syracuse, New York            WIXT       May 1982          ABC       VHF       72        3 VHF
  (owned)....................                                                             2 UHF(3)
 Rochester, New York           WOKR         -- (4)          ABC       VHF       75        3 VHF
  (pending acquisition)......                                                             1 UHF
 Binghamton, New York          WIVT     July 1997(5)        ABC       UHF      154        1 VHF
  (owned)....................                                                             2 UHF
 Utica, New York (time                                                                    1 VHF
  brokerage agreement).......  WUTR     June 1997(6)        ABC       UHF      169        2 UHF
California
 Santa Barbara/Santa
  Maria/San Luis Obispo,
  California (pending
  acquisition; interim time
  brokerage agreement).......  KCOY    January 1999(7)      CBS       VHF      115        3 VHF
 Salinas/Monterey,
  California (owned; pending
  sale; future time
  brokerage agreement).......  KCBA     June 1986(8)        FOX       UHF      121        1 VHF
                                                                                          3 UHF(9)
 Salinas/Monterey,
  California (pending
  acquisition; interim time
  brokerage agreement).......  KION    April 1996(10)       CBS       UHF      121        1 VHF
                                                                                          3 UHF(9)
 Bakersfield, California
  (owned)....................  KGET     October 1983        NBC       UHF      131        4 UHF(11)
 Eureka, California
  (owned)....................  KVIQ     July 1998(12)       CBS       VHF      189        2 VHF
                                                                                          2 UHF
 Santa Rosa, California
  (owned)....................  KFTY      April 1996        None       UHF      -- (13)    6 VHF
                                                                                         11 UHF
Other
 Colorado Springs/Pueblo,
  Colorado (owned; pending
  sale; purchaser operates
  under time brokerage
  agreement).................  KKTV   January 1983(14)      CBS       VHF       94        3 VHF
                                                                                          1 UHF(15)
 Eugene, Oregon (owned)......  KMTR   December 1998(16)     NBC       VHF      120        3 VHF
                                                                                          6 UHF
 Fairbanks, Alaska (pending
  acquisition)...............  KTVF        -- (17)        NBC/UPN     VHF      205        4 VHF
 Vancouver, British Columbia
  and portions of Seattle,
  Washington (owned).........  KVOS       June 1985        None       VHF      -- (18)      -- (18)

--------
 (1)  Source: Television & Cable Fact Book, 1998 Edition.
 (2) Source: Television & Cable Fact Book, 1998 Edition. The number of stations listed does not include digital television stations, public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations, and also may not include smaller television stations whose rankings fall below reporting thresholds.
 (3) Two additional UHF channels have been allocated in the Syracuse market; however, there has been no construction activity to date with respect to these channels.
 (4)  In September 1998, we entered into an agreement to purchase WOKR.
 (5) We acquired WIVT in August 1998. Pending approval of the acquisition by the FCC, we operated the station under a time brokerage agreement with the previous owner. The date in this column reflects the date the time brokerage agreement was entered into.
 (6) We do not own WUTR but operate the station under a time brokerage agreement with the current owner. The date in this column reflects the date the time brokerage agreement was entered into.
 (7) In December 1998, we entered into an asset exchange agreement, pursuant to which we would exchange KKTV for KCOY and a cash payment. Pending approval of this transaction by the FCC, we are operating KCOY under a time brokerage agreement with the current owner. The date in this column reflects the date that the time brokerage agreement was entered into.
                                              (footnotes continued on next page)

 (8) In November 1998, we entered into an agreement to sell substantially all the assets of KCBA. Subject to FCC approval, we would continue to operate the station after the sale pursuant to a time brokerage agreement with the purchaser.
 (9) One additional UHF channel has been allocated in the Salinas/Monterey market; however, there has been no construction activity to date with respect to this channel.
(10) In November 1998, we entered into a purchase agreement to acquire KION. The purchase of this station is contingent upon our sale of KCBA, as described in footnote (8). Pending approval of this acquisition by the FCC, we are operating the station under a time brokerage agreement with the current owner. The date in this column reflects the date the time brokerage agreement was entered into.
(11) Two additional UHF channels have been allocated in the Bakersfield market; however, there has been no construction activity to date with respect to these channels.
(12) We acquired KVIQ in January 1999. Pending approval of this acquisition by the FCC, we operated the station under a time brokerage agreement with the former owner. The date in this column reflects the date this time brokerage agreement was entered into.
(13) While KFTY is included in the San Francisco-Oakland-San Jose DMA market, which has a DMA rank of 5, the station principally serves the community of Santa Rosa, which is not separately ranked.
(14) In December 1998, we entered into an asset exchange agreement, pursuant to which we would exchange KKTV for KCOY and a cash payment. Pending approval of this transaction by the FCC, the purchaser is operating KKTV under a time brokerage agreement.
(15) Two additional UHF channels have been allocated in the Colorado Springs/Pueblo market; however, there has been no construction activity to date with respect to these channels.
(16) We acquired KMTR in March 1999. Pending approval of this acquisition by the FCC, we operated the station under a time brokerage agreement with the former owner. The date in this column reflects the date the time brokerage agreement was entered into. The acquisition includes the assets of two satellite stations, KMTX (Roseburg, Oregon) and KMTZ (Coos Bay, Oregon), and one low power station, KMOR-LP (Eugene, Oregon).
(17)  In August 1998, we entered into an agreement to purchase KTVF.
(18) KVOS, located in Bellingham, Washington, serves primarily the Vancouver, British Columbia market (located in size, according to the Nielsen Rating Service as of February 1999, between the markets of Denver, Colorado and Pittsburgh, Pennsylvania, which have DMA rankings of 18 and 19, respectively, and a portion of the Seattle, Washington market (DMA rank
      12) and the Whatcom County, Washington market. The station's primary competition consists of five Canadian stations. DMA rankings are from the Television & Cable Factbook, 1998 Edition.

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

   KVOS(TV), which does not have a network affiliation, is located in Bellingham, Washington and serves primarily the market of Vancouver, British Columbia, Canada. Canadian regulations require Canadian cable television operators to delete the signals of U.S.-based stations broadcasting network programs in regularly scheduled time slots and to replace them with the signals of the Canadian-based network affiliates broadcasting at the same time. By broadcasting non-network programming, however, KVOS(TV) is able to increase the amount of time it is on the air in the Vancouver market.

   Acquisitions and Time Brokerage Agreements. We seek to acquire television broadcast stations generally in DMA markets ranking from 50 to 200. We also enter into time brokerage agreements with owners of television stations. Under those agreements, we provide programming and sales services and make monthly payments to station owners in exchange for the right to receive revenues from network compensation and advertising sold by the stations. Over the past year, we have acquired, or entered into time brokerage agreements to operate, the following stations:

  . On August 4, 1998, we entered into an agreement to purchase the assets of KTVF(TV), a NBC affiliate, for $7.2 million, and two radio stations, KXLR(FM) and KCBF(AM), for $0.8 million. All three stations are licensed to Fairbanks, Alaska. The transactions are subject to, among other things, FCC approval. In conjunction with this agreement, on August 5, 1998, we granted an option to a third party for $0.5 million to purchase the assets of KTVF(TV) for $6.7 million and the two radio stations for $0.8 million, plus certain additional payments. The option may be exercised at any time beginning on the third anniversary of our acquisition of the stations through the seventh anniversary of the acquisition, subject to earlier termination under certain circumstances. In addition, the optionee may require us to repurchase the option for $0.5 million under certain circumstances.

  . On September 25, 1998, we entered into a purchase agreement with Sinclair
    Communications, Inc. to acquire substantially all of the assets of WOKR(TV), an ABC affiliate licensed to Rochester, New York. The purchase price is approximately $125.0 million, subject to possible adjustments under the terms of the purchase agreement, plus the assumption of certain liabilities. We have paid $12.5 million of the purchase price into an escrow account, with the balance due at closing. Closing of the transaction is subject to a number of conditions, including the acquisition of the station by Sinclair Communications, Inc. from Guy Gannett Communications and the receipt of approval from the FCC, which we have requested. We anticipate that the closing will occur in the second quarter of 1999. Either party may terminate the purchase agreement, subject to certain conditions, if closing has not occurred by September 4, 1999.

  . On November 2, 1998, we entered into an agreement to purchase substantially all of the assets of KION(TV), a CBS affiliate licensed to Monterey, California, for $7.7 million, subject to certain reductions. The purchase of this station is subject to FCC approval and is contingent upon our sale of KCBA(TV) as described below. Pending FCC approval of this transaction, we are operating the station pursuant to a time brokerage agreement with the current owner.

  . On November 3, 1998, we entered into an agreement to sell substantially all of the assets of KCBA(TV), our FOX affiliate licensed to Salinas, California, for $11.0 million. This transaction is subject to FCC approval and is contingent upon the Company's purchase of KION(TV), as described above. Subject to FCC approval, we would continue to operate the station after the sale pursuant to a time brokerage agreement with the purchaser.

  . On December 30, 1998, we entered into an asset exchange agreement with Benedek Broadcasting Corporation. Under the agreement, Benedek Broadcasting Corporation would acquire substantially all of the assets, and assume certain liabilities, of KKTV(TV), our CBS affiliate licensed to Colorado Springs, Colorado. In exchange, we would (i) acquire substantially all of the assets, and assume certain liabilities, of KCOY(TV), a CBS affiliate licensed to Santa Maria, California, and (ii) receive a cash payment of approximately $9.0 million (subject to certain adjustments). Closing is subject to, among other things, approval of the FCC. We anticipate closing will take place in the second quarter of 1999. Also on December 30, 1998, we entered into a time brokerage agreement to operate KCOY(TV) until closing, and a time brokerage agreement for Benedek to operate KKTV(TV) until closing.

  . Effective January 1, 1999, we purchased substantially all of the assets of KVIQ(TV), a CBS affiliate licensed to Eureka, California, for $5.5 million, pursuant to an agreement dated July 15, 1998. Pending closing of the transaction, we operated the station pursuant to a time brokerage agreement with the former owner.

  . Effective March 16, 1999, we purchased substantially all of the assets of KMTR(TV), a NBC affiliate licensed to Eugene, Oregon, together with two satellite stations licensed to Roseburg and Coos Bay, Oregon and a low power station licensed to Eugene. The purchase price was approximately $26.0 million. Pending closing of the transaction, we operated the stations pursuant to a time brokerage agreement with the former owner since December 1, 1998.

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

   During 1998, local spot or schedule advertising, which is sold by our personnel at each broadcast station, accounted for approximately 42% of our television stations' total revenue. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 53% of our television stations' total revenue.

   We also receive revenue from our network affiliations. The networks pay us an hourly rate that is tied to the number of network programs that our television stations broadcast. Hourly rates are established in our agreements with the networks and are subject to change by the networks. We have the right, however, to terminate a network agreement if the network effects a decrease in hourly rates. Overall, network compensation revenue was not a significant portion of our television stations' total revenue for 1998.

   Competition. We compete directly with other television stations, and indirectly with other types of advertising media companies, including radio, magazines, newspapers, outdoor advertising, transit advertising, yellow page directories, direct mail marketing, local cable systems, and satellite broadcasting systems. Substantial competition exists among all advertising media on a cost-per-rating-point basis and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

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

   We believe that the advertising revenues generated by our television stations are significantly influenced by rankings of their local news programs in their respective markets. Three of the seven network-affiliated television stations we currently own rank number one in their respective geographic markets in local news ratings points delivered, according to the November 1998 Nielsen Station Index.

Radio Broadcasting

   Our radio broadcasting operations involve the sale of air time to a broad range of national, regional, and local advertisers. In addition, we earn revenue from the sale of sponsorships to a variety of events, such as concerts. We own and operate four radio stations in the Seattle/Tacoma area.

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

   Our radio stations derive most of their revenue from local, regional, and national advertising and, to a lesser extent, from network compensation. In 1998, approximately 71% of our radio broadcasting revenue was derived from local advertising generated by the stations' local sales staffs. National sales, on the other hand, are usually generated by national independent sales representatives acting as agents for the stations. The representatives obtain advertising from national advertising agencies and receive commissions based on a percentage of gross advertising revenue generated. The principal costs incurred in the operation of radio stations are salaries, programming, promotion and advertising, sports broadcasting rights fees, rental of premises for studios, costs of transmitting equipment, and music license royalty fees.

   Operations. We own four radio stations, which consist of KHHO(AM) in Tacoma, Washington and KJR(AM), KJR-FM and KUBE(FM) in Seattle, Washington. In addition, we have entered into an agreement to acquire radio stations KXLR(FM) and KCBF(AM) in Fairbanks, Alaska.

   The following table sets forth information about our portfolio of radio stations (including radio stations we plan to acquire).

                                                          No. of
                                                MSA     Commercial   Radio Station Format
                         Call                 Market  Radio Stations      and Primary
      Market           Letters  Date Acquired Rank(1)  in Market(1)   Demographic Target
      ------           -------- ------------- ------- -------------- ---------------------
Seattle/Tacoma,
 Washington (owned)    KJR(AM)    May 1984      14         9 AM          Sports Talk;
                                     (2)                                   Men 25-54
                                                                              (3)
                        KJR-FM  October 1987              19 FM          Classic Hits;
                         (4)         (2)                                 Adults 25-54
                       KUBE(FM)   July 1994                           Top 40 Contemporary
                                     (5)                                  Hit Radio;
                                                                         Persons 18-34
                       KHHO(AM)  March 1998                              Sports Talk;
                                                                           Men 24-54
Fairbanks, Alaska      KXLR(FM)     --(6)      --(7)       7 FM      Oldies; Classic Rock;
 (pending acquisition)                                     (8)         Persons 25-49 (8)
                       KCBF(AM)     --(6)                  3 AM             Oldies;
                                                           (8)         Persons 35-54 (8)

--------
(1) Source: Fall 1998 Arbitron Radio Market Report. Metro Service Area ("MSA") market rank is based on population as reported upon by The Arbitron Company.
(2) Reflects the dates on which we originally acquired the stations. We contributed the stations' assets to New Century Seattle Partners L.P., a Delaware limited partnership ("the Partnership") in 1994. We first acquired a limited partnership interest in the Partnership in 1994 and, in 1998, the Partnership became a wholly-owned subsidiary. Since then, the broadcast licenses have been transferred to one of our other subsidiaries, and the Partnership has been dissolved.
(3)  KJR (AM) serves as the Seattle SuperSonics' flagship radio station.
(4)  Formerly KLTX (FM).
(5) The date shown in the column reflects the date on which the Partnership acquired the station from Cook Inlet, Inc.
(6)  On August 4, 1998, we entered into an agreement to acquire these stations.
(7)  Not ranked.
(8)  Source: Broadcasting & Cable Yearbook, 1997 Edition.

   Sales and Marketing. Most of our radio broadcasting revenue comes from the sale of air time to local advertisers. Each station's advertising rates depend upon, among other things, (1) the station's ability to attract audiences in its target demographic group, and (2) the number of stations competing in the market area. The size of a radio station's audience is measured by independent rating service surveys.

   Much like our television broadcasting stations, the radio stations sell local spot or schedule advertising. During 1998, such advertising accounted for approximately 71% of the radio stations' revenue. In contrast, approximately 26% of the radio stations' 1998 revenue was received from national spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis. The remaining revenue consisted of tower rentals and production fees.

   Competition. We compete directly with other radio stations, and indirectly with other types of advertising media companies, including television, newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, and satellite broadcasting systems. Substantial competition exists among all advertising media on a cost-per-rating-point basis and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

   A radio station's ability to maintain its competitive position in a market is dependent upon a number of factors, including (1) the station's rank within the market, (2) transmitter power, (3) assigned frequency, (4) audience characteristics, (5) audience acceptance of the station's local programming, and (6) the number and types of other stations in the market area.

   Radio stations frequently change their broadcasting formats and radio personalities in order to seize a larger percentage of the market. Thus, our radio stations' ratings are regularly affected by changing formats.

   Acquisitions. On August 4, 1998, we entered into an agreement to purchase the assets of KTVF(TV), a NBC affiliate, for $7.2 million, and two radio stations, KXLR(FM) and KCBF(AM), for $0.8 million. All three stations are licensed to Fairbanks, Alaska. The transactions are subject to, among other things, FCC approval.

 Television and Radio Broadcasting Regulation

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

   KVOS(TV), which derives much of its revenue from the Vancouver, British Columbia market, is additionally regulated and affected by Canadian law. Unlike U.S. law, for instance, a Canadian firm cannot deduct expenses for advertising on a U.S.-based television station which broadcasts into a Canadian market. In order to compensate for this disparity, KVOS(TV) sells advertising time in Canada at a discounted rate. In addition, Canadian law limits KVOS(TV)'s ability to broadcast certain programming.

   Ownership. FCC rules limit the number and type of broadcasting properties that we may own in the same geographic market. Thus, in a particular geographic market, we cannot own the following combinations: more than one television station; a cable system and a television station; or a radio station and a daily newspaper. In addition, there are limitations, which vary according to the size of the market, on the number of radio stations that we may own in a market.

   Time Brokerage Agreements. Currently, the FCC's Duopoly Rule prevents the common ownership of more than one television station in a single market, or in two different markets if the stations have significantly overlapping service areas. Without regard to the Duopoly Rule, however, the FCC does permit a television station owner to program significant amounts of the broadcast time of another station under a time brokerage agreement, as long as the licensee of that other station maintains ultimate control and responsibility for the programming and operations of the station and compliance with applicable FCC rules and policies. In addition, the FCC currently has a policy of granting waivers of the Duopoly Rule to permit common ownership of two stations with overlapping service areas in certain circumstances, provided the stations are located in different markets. These waivers are conditioned upon the outcome of the FCC's review of its television ownership rules.

   The FCC is considering whether to eliminate or amend the Duopoly Rule and whether to treat the programming of more than 15% of another station's weekly broadcast time under a time brokerage agreement as outright ownership of that station in counting the number of stations the programmer owns. The FCC has indicated that if it ultimately decides to treat time brokerage agreements as equivalent to ownership, it will either grandfather time brokerage agreements entered into before a specific date or provide a period of time for station owners to comply with the new rules by disposing of their interests in television stations and/or brokerage agreements for television stations operating in the same markets or with overlapping service areas.

   Currently, the only areas in which we both own a television station and operate another television station under a time brokerage agreement are (1) the Syracuse/Utica, New York area, where we own and operate WIXT(TV) in Syracuse and operate WUTR(TV) in Utica under a time brokerage agreement, and (2) the Monterey/Salinas, California area, where we own and operate KCBA(TV) in Salinas and operate KION(TV) in Monterey under a time brokerage agreement. We have applications pending with the FCC to acquire KION(TV) and to sell KCBA(TV). We also have a time brokerage agreement with the purchaser of KCBA(TV) which provides for us to operate KCBA(TV) following its sale. Thus, if the FCC were to treat time brokerage agreements as equivalent to outright station ownership without eliminating the Duopoly Rule or grandfathering our time brokerage agreements, we would be required to dispose of our interests in one of the stations in the Syracuse/Utica area and one of the stations in the Monterey/Salinas area, which could have a material adverse effect on our business, financial condition, or results of operations. If, prior to the time it acts on the KCBA(TV) application, the FCC changes its rules to prohibit time brokerage agreements with stations in the same markets, it is not certain that we would be permitted to operate KCBA(TV) under a time brokerage agreement following the sale.

   In addition, in August 1998 we acquired a television station (WIVT) in Binghamton, New York. Since the service areas of the Binghamton station and our television station (WIXT) in Syracuse, New York overlap, we obtained a waiver of the Duopoly Rule conditioned on the outcome of the FCC's review of its television ownership rules. Similarly, the service areas of WOKR(TV) and WIXT(TV) overlap and we have requested a waiver of the Duopoly Rule in connection with the acquisition of WOKR(TV). If the FCC decides to retain its current Duopoly Rule, we would be required to dispose of our interest in one of these stations.

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

   If a broadcaster chooses retransmission consent rights, the broadcaster is entitled to (1) prohibit a cable operator from carrying its signal, or (2) consent to a cable operator's rebroadcast of the broadcaster's signal, either without compensation or pursuant to a negotiated compensation arrangement.

   The seven network-affiliated television stations (KKTV, KCBA, KGET, KVIQ, KMTR, WIVT, and WIXT) that we own have chosen retransmission consent rights, rather than must-carry rights, within their respective markets. These stations have granted consents to their local cable operators for the rebroadcast of their signals. The three network-affiliated stations that we operate under time brokerage agreements (KION, WUTR, and KCOY) have chosen retransmission consent rights within their respective markets.

   Digital Television. The Telecommunications Act requires the FCC to oversee the transition from current analog television broadcasting to digital television ("DTV") broadcasting. During the transition period, the FCC will issue one digital broadcast license to each existing television licensee which files a license application. The FCC has ordered network affiliates in larger broadcast markets to begin DTV broadcasts during 1999. Our stations are required to begin construction of their digital transmission facilities by May 1, 2002. The stations will then be allowed to broadcast two signals using two channels, one digital and one analog, during the transition period which will extend until 2006. At the end of the transition period, broadcasters will be required to choose whether they will continue broadcasting on the digital or the analog channel, and to return the other channel to the FCC.

   Microradio. On January 28, 1999, the FCC proposed to license new 1000 watt and 100 watt low power FM ("LPFM") radio stations throughout the U.S., and sought comment on also establishing a third "microradio" class at power levels from 1-10 watts. We cannot predict what effect such LPFM or microradio stations, if authorized by the FCC, would have on our broadcasting operations.

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

   Congress and the FCC are currently considering many new laws, regulations, and policies that could affect our broadcasting operations. For instance, Congress and/or the FCC currently are considering proposals to:

  . impose spectrum use or other fees upon broadcasters;

  . amend the FCC's equal employment opportunity rules and other rules relating to minority and female employment in the broadcasting industry;

  . revise rules governing political broadcasting, which may require stations to provide free advertising time to political candidates;

  . permit expanded use of FM translator stations or the creation of microradio stations;

  . restrict or prohibit broadcast advertising of alcoholic beverages;

  . change broadcast technical requirements;

  . auction the right to use radio and television broadcast spectrum;

  . expand the operating hours of daytime-only stations; and

  . revise the FCC's television ownership and attribution rules.

   We cannot predict the likelihood of Congress or the FCC adopting any of these proposals. If any should be adopted, we cannot assess their impact on our broadcasting operations. In addition, we cannot predict the other changes that Congress or the FCC might consider in the future.

   Purchase and Sale Transactions. We are seeking FCC approval to acquire the broadcasting licenses for four television stations and two radio stations and will be required to obtain FCC approval to acquire additional broadcasting licenses in the future. In connection with the application to acquire a broadcasting license, the FCC considers factors generally similar to those discussed under "Renewal of Broadcasting Licenses" below. In addition, the filing by third parties of petitions to deny, informal objections or comments to a proposed transaction can result in significant delays to, as well as denial of, FCC action on a particular application.

   On May 21, 1996, certain local persons filed a Petition for Emergency Relief with the FCC, seeking an order terminating our existing time brokerage agreement for KION(TV) and the purchase option pursuant to which we are seeking to acquire KION(TV). This Petition for Emergency Relief is still pending before the FCC. The petitioners have filed comments in connection with the KCBA(TV) and KION(TV) assignment and license renewal applications noting the pendency of their petition.

   Also, a Petition to Deny the Company's application to acquire KTVF(TV), KXLR(FM), and KCBF(AM) has been filed by a competing radio station owner. Likewise, we are seeking to sell two television stations (KCBA and KKTV), which require that the purchasers obtain FCC approval as discussed above. Failure to obtain FCC approval to transfer broadcasting licenses in connection with such transactions could adversely affect our business, financial condition, or results of operations.

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

   The following chart lists our broadcasting licenses, and broadcasting licenses owned by the owners of television stations we operate under time brokerage agreements, which are subject to renewal within the next two years:

                                            Expiration
             Broadcasting License              Date
             --------------------           ----------
             KVOS(1).......................   3/1/99
             KMTR(1).......................   3/1/99
             WIXT(1).......................   6/1/99
             WITV(1).......................   6/1/99
             WUTR(1)(2)....................   6/1/99

--------
(1) Renewal applications for these stations are currently pending with the FCC.
(2) We do not own this station, but we operate it pursuant to a time brokerage agreement.

   No challenges or competing applications have been filed with respect to any of the broadcasting licenses set forth in the above table.

Sports & Entertainment

   Our sports and entertainment business consists of ownership of our professional sports franchise, the Seattle SuperSonics, and our sports marketing business, Full House Sports & Entertainment ("Full House").

   The SuperSonics franchise is one of 29 members of the National Basketball Association, or "NBA." NBA teams play a regular season schedule of 82 games from November through April, in addition to several preseason exhibition games. Due to the NBA lockout, however, the 1998-99 NBA preseason and regular season games scheduled through February 4, 1999, were cancelled. The season resumed on February 5, 1999 and consists of a shortened regular season in which each team will play 50 games (25 at home and 25 on the road) and playoffs in the usual NBA format. Based on their regular season records, 16 teams qualify for post-season play, which culminates in the NBA championship. The SuperSonics have qualified for post-season play in each of the last five years and played for the NBA championship in 1996.

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

   As a member of the NBA, we must abide by the NBA's Constitution and Bylaws, NBA rules, and by the NBA Board of Governors' implementation of those regulations. The Board of Governors consists of representatives appointed by each NBA member. The Board of Governors, in turn, elects a Commissioner. The Commissioner and the Board (1) arbitrate disputes between franchises, (2) assure that the conduct of franchises, players, and officials is in accordance with the NBA Constitution and Bylaws, (3) review and authorize player transactions between franchises and (4) impose sanctions (including fines and suspensions) on members, players, and officials who are found to have breached NBA rules. The sale of any NBA franchise is subject to the approval of a majority of the NBA's franchise owners.

   Operations. The NBA granted Seattle an NBA franchise in 1966. The SuperSonics, throughout their history, have played in the Seattle/Tacoma area. In November 1995, the team began using the Key Arena, a 17,100-seat events facility, under a 15-year lease with the City of Seattle.

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

   Sales and Marketing. All sales and marketing activities for the SuperSonics are managed by Full House. Our revenues from the SuperSonics come from (1) our own activities, such as ticket sales, merchandising, concessions, and multi-media advertising packages (called sponsorship packages) that include local television and radio broadcast advertising and display and sign advertising in Key Arena, and (2) our share of NBA revenues, such as network broadcasting rights, merchandising, and the granting of new NBA franchises to new cities. In addition, Full House manages sales and operations of the luxury suites and concessions for all events at Key Arena.

   A major source of revenue is ticket sales for home games. We receive substantially all of the revenue from SuperSonics ticket sales. Revenue from ticket sales depends highly on the SuperSonics win/loss record. Average paid attendance per game increased from 15,277 for the 1995-96 regular season to 15,632 for the 1996-97 regular season, and decreased to 15,424 for the 1997-98 regular season. We believe that overall growth in average paid attendance since the 1995-96 season was mainly due to the team's improved win/loss record and the team's move to the new Key Arena.

   A majority of the SuperSonics games are broadcast on three Seattle/Tacoma area television stations, KSTW, KONG and KTZZ, and one cable station, FOX. All of the SuperSonics' games are broadcast exclusively in the Seattle/Tacoma area over radio stations KJR(AM) and KHHO(AM), which we own. We also license radio stations owned by other broadcasting companies to carry SuperSonics games.

   We share equally with the other NBA franchises in revenues generated by the NBA as a whole. A large portion of these revenues consist of broadcast licenses granted to networks. Such broadcast rights have increased significantly in recent years and are expected to become a more significant portion of total NBA revenue, primarily due to the growth of cable television. In the spring of 1993, the NBA entered into new contracts with NBC and TBS/TNT providing for the television broadcast of certain league games through the 1997-98 season. These contracts provide for minimum total payments to the NBA over the four-year contract period of $1.1 billion. Recently, the NBA renewed its contracts with NBC and TBS/TNT through the 2001-2002 season. These contracts provided for minimum total payments to the NBA over the four-year contract period of $2.6 billion. However, as a result of the NBA lockout, the NBA may not receive the full $2.6 billion over the life of these contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

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

Employees

   As of December 31, 1998, we employed 1,308 full-time persons. The following table sets forth a breakdown of employment in each of our operating segments and our corporate offices:

       Operating Segment/Corporate Office                       Persons Employed
       ----------------------------------                       ----------------
       Out-of-Home Media.......................................       305
       Television Broadcasting.................................       774
       Radio Broadcasting......................................        72
       Sports & Entertainment..................................       101
       Corporate Offices.......................................        56

   Approximately 346 of our employees are represented by unions under 13 collective bargaining agreements. Collective bargaining agreements covering approximately 8% of our employees are terminable during 1999. We believe that these collective bargaining agreements will be renegotiated or automatically extended and that any renegotiation will not materially adversely affect our operations.

   Players in the NBA are covered by the terms of a collective bargaining agreement, which was originally scheduled to expire on June 30, 2001. On March 23, 1998, the Board of Governors of the NBA voted to exercise their option to reopen the NBA's collective bargaining agreement with the National Basketball Players Association. As a result, the collective bargaining agreement expired on June 30, 1998 and the players were locked out. Preseason and regular season games scheduled through February 4, 1999 were cancelled. On

January 7, 1999, the NBA Board of Governors ratified a new six-year collective bargaining agreement between the NBA and the National Basketball Players Association.

Restrictions on Our Operations

   In addition to restrictions on our operations imposed by governmental regulations, franchise relationships and other restrictions discussed above, our operations are subject to additional restrictions imposed by our current financing arrangements.

   Our operations are subject to restrictions imposed by (i) a credit agreement with various lending banks, dated January 22, 1999 (the "1999 Credit Agreement"), and (ii) an indenture (the "Indenture"), dated December 14, 1998, respecting our 9% Senior Subordinated Notes due 2009 (the "9% Senior Subordinated Notes"). Some of those provisions restrict our ability to:

  . apply cash flow in excess of certain levels, or use proceeds from our sale of capital stock, debt securities or certain asset dispositions;

  . incur additional indebtedness;

  . pay dividends on, redeem or repurchase our capital stock, or make investments;

  . issue or allow any person to own any preferred stock of restricted subsidiaries;

  . enter into sale and leaseback transactions;

  . incur or permit to exist certain liens;

  . sell assets;

  . in the case of our subsidiaries (other than unrestricted subsidiaries), guarantee indebtedness;

  . in the case of our subsidiaries (other than unrestricted subsidiaries), create or permit to exist dividend or payment restrictions with respect to The Ackerley Group, Inc.;

  . engage in transactions with affiliates;

  . enter into new lines of business; and

  . consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

   In addition, we are required to maintain specified financial ratios, including maximum leverage ratios, a minimum interest ratio, and a minimum fixed charge coverage ratio. The 1999 Credit Agreement also provides that it is an event of default thereunder if the Ackerley family (as defined) owns less than a 51% of the outstanding voting stock of our company. Similarly, upon a Change of Control (as defined in the Indenture), the 9% Senior Subordinated Note holders may require us to repurchase their notes.

   We have pledged substantially all of the stock and material assets of our subsidiaries to secure our obligations under the 1999 Credit Agreement. In addition, nearly all of our subsidiaries are in the process of providing guarantees of our obligations under the 1999 Credit Agreement and the Indenture. In the event of a default under the 1999 Credit Agreement, the bank lenders could demand immediate payment of the principal of and interest on all such indebtedness, and could force a sale of all or a portion of our subsidiaries to satisfy our obligations. Likewise, because of cross-default provisions in our debt instruments, a default under the 1999 Credit Agreement or the Indenture could result in acceleration of indebtedness outstanding under other debt instruments.

   Additional information concerning the 1999 Credit Agreement and the Indenture is set forth in Note 7 to the Consolidated Financial Statements.

 Financial Information Regarding Business Segments

   Financial information concerning each of our business segments is set forth in Note 14 to the Consolidated Financial Statements.

ITEM 2--PROPERTIES

   Our principal executive offices are located at 1301 Fifth Avenue, Suite 4000, Seattle, Washington 98101. We lease the offices, which consist of approximately 16,800 square feet, pursuant to a lease that expires in 2006.

   The following table sets forth certain information regarding our facilities as of December 31, 1998:

                                               Approximate
                                              Square Footage Approximate Square
        Location           Nature of Facility     Owned        Footage Leased
        --------           ------------------ -------------- ------------------
Out-of-Home Media
 Seattle, Washington
  (Outdoor Advertising)..        Plant            35,889            1,185
 Boston Massachusetts
  (Outdoor Advertising)..        Plant            31,882            4,900
 Miami, Florida (Outdoor
  Advertising)...........        Plant           242,980              --
Television Broadcasting
 Syracuse, New York
  (WIXT).................  Station Operations     40,000              --
 Binghamton, New York
  (WIVT).................  Station Operations     10,819              --
 Utica, New York (WUTR)
  (1)....................  Station Operations     12,148              --
 Colorado Springs,
  Colorado (KKTV)........  Station Operations     31,100              753
 Bakersfield, California
  (KGET).................  Station Operations     30,450              --
 Eureka, California
  (KVIQ)(1)..............  Station Operations        --            10,162
 Bellingham, Washington
  (KVOS).................  Station Operations     13,130           11,856
 Salinas/Monterey,
  California (KION(1),
  KCBA)..................  Station Operations     30,000           20,841
 Santa Rosa, California
  (KFTY).................  Station Operations     13,000              700
Radio Broadcasting
 Seattle, Washington
  (KJR(AM), KJR-FM,
  KUBE(FM))..............  Station Operations        --            16,082
 Tacoma, Washington
  (KHHO(AM)).............  Station Operations        --             4,252
Sports & Entertainment
 Seattle, Washington.....  Office & Operating     30,000           27,246
                               Facilities
Other
 Seattle, Washington
  (Corporate Offices)....       Offices              --            16,814
 New York, New York
  (National Sales
  Offices)...............       Offices              --            11,359
 Los Angeles, California
  (National Sales
  Offices)...............       Offices              --             1,841

--------
(1) As of December 31, 1998, we operated these stations under time brokerage agreements. Accordingly, this table reflects data for the properties which are owned or leased by the station owners for whom we operate the stations.

   In general, we believe that our facilities are adequate for our present business and that additional space is generally available for expansion without significant delay. In 1998, we paid aggregate annual rentals on office space and operating facilities of approximately $3.5 million.

   KJR(AM) broadcasts from transmission facilities located on property leased from the Port of Seattle, currently on a month-to-month basis. We have filed an application with the FCC to co-locate KJR(AM)'s transmission facilities with KHHO's facilities in Tacoma, Washington. On May 5, 1998 the FCC issued a construction permit granting us authority to begin construction of the transmission facilities at the KHHO site. We are negotiating with the Port of Seattle to continue broadcasting from the present tower location or from an alternative site KJR(AM) can broadcast from the KHHO site. However, we do not expect that KJR(AM) will be able to broadcast from the KHHO site for at least one to two years. We are exploring our legal options in the event that the Port of Seattle attempts to eject us from the current site before we are able to use the new site.

   Effective October 1, 1995, we entered into a fifteen-year lease with the City of Seattle for the Key Arena, a 17,100-seat events facility. It was first occupied and used by the SuperSonics in November 1995, the beginning of the 1995-1996 season.

   At December 31, 1998, we owned 291 vehicles and leased 117 vehicles of various types for use in our operations. We own a variety of broadcast-related equipment, including broadcast towers, transmitters, generators, microwave systems and audio and video equipment used in our broadcasting business. We presently lease, under a private carrier agreement, a Learjet that is used for executive travel between our facilities. In February 1998, we purchased a Boeing 727 jet aircraft to replace the BAC 1-11 that we previously leased, which we use for travel involving the SuperSonics.

   We believe that all of our buildings and equipment are adequately insured in accordance with industry practice.

Item 3--Legal Proceedings

   We become involved, from time to time, in various claims and lawsuits incidental to the ordinary course of our operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. In addition, we participate in various governmental and administrative proceedings relating to, among other things, condemnation of outdoor advertising structures without payment of just compensation and matters affecting the operation of broadcasting facilities.

   Lambert v. Ackerley. In December 1994, six former employees of one of our subsidiaries filed a complaint in King County (Washington) Superior Court against Seattle SuperSonics, Inc. and Full House Sports & Entertainment, Inc., both of which were, at that time, our wholly-owned subsidiaries, and two of our officers, Barry A. Ackerley, Chairman and Chief Executive Officer, and William
N. Ackerley, former Co-President and Chief Operating Officer. The complaint alleged various violations of applicable wage and hour laws and breaches of employment contracts. The plaintiffs sought unspecified damages and injunctive relief.

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

   On February 29, 1996, the jury rendered a verdict finding that the defendants had wrongfully terminated the plaintiffs' employment under Washington law and U.S. federal laws, and awarded compensatory damages of approximately $1.0 million for the plaintiffs and punitive damages against the defendants of $12.0 million. Following post-trial motions, the court reduced the punitive damages award to $4.2 million, comprised of $1.4 million against each of Barry A. Ackerley and William N. Ackerley, and $1.4 million against the corporate defendants collectively.

   On November 22, 1996, the defendants filed their Notice of Appeal from the U.S. District Court to the Ninth Circuit Court of Appeals in San Francisco.

   On October 1, 1998, the U.S. Court of Appeals for the Ninth Circuit issued an opinion ruling in our favor, holding that plaintiffs did not have a valid claim under the federal Fair Labor Standards Act and striking the award of damages, including all punitive damages that had been entered by the District Court. The Court of Appeals further reversed the lower court's award of $75,000 in emotional distress damages. Finally, the Court of Appeals remanded the cases for further consideration of whether or not the plaintiffs had a valid claim under the Washington State Fair Labor Standards Act and whether, if such was the case, the corporate officers named in the suit could have individual liability separate from the Company under State law. Subsequently, the plaintiffs filed a Motion for Rehearing or Reconsideration en banc.

   On March 9, 1999, the Court of Appeals issued an order referring the case to an 11-judge panel for a new hearing. A hearing has been set for April 22, 1999.

   Van Alstyne v. The Ackerley Group, Inc. On June 7, 1996, a former sales manager for television station WIXT, Syracuse, New York filed a complaint in the U.S. District Court for the Northern District of New York against The Ackerley Group, Inc., WIXT and the current and former general managers of WIXT. The complaint seeks unspecified damages and injunctive relief for discrimination on the basis of gender and disability, as well as unlawful retaliation, under both state and federal law. A trial date has not been set, but is not likely to take place before December 1999.

   RSA Media Inc. v. AK Media Group, Inc. On June 4, 1997, RSA Media Inc., a supplier of out-of-home advertising in Massachusetts, filed a complaint in the U.S. District Court for the District of Massachusetts (the "Court") alleging that we have unlawfully monopolized the Boston-area billboard market in violation of the Sherman Antitrust Act, engaged in unlawful restraint of trade in violation of the Sherman Antitrust Act, and committed unfair trade practices in violation of Massachusetts state law. The plaintiff is seeking in excess of $20.0 million in damages. On May 22, 1998, the Court, in a ruling from the bench, dismissed count 2 of plaintiff's complaint, which alleged that the existence of leases between us and landowners restricted the landowners' ability to lease that same space to the plaintiff in violation of the Sherman Antitrust Act. We have filed a motion for summary judgment which is currently pending.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers are:

       Name                     Age                  Position
       ----                     ---                  --------
Barry A. Ackerley..............  64 Chairman and Chief Executive Officer
Gail A. Ackerley...............  61 Co-Chairman and Co-President
Denis M. Curley................  51 Co-President and Chief Financial Officer,
                                     Secretary and Treasurer
Christopher H. Ackerley........  29 Executive Vice President, Operations and
                                     Development
Keith W. Ritzmann..............  46 Senior Vice President and Chief Information
                                     Officer, Assistant Secretary and
                                     Controller

   Mr. Barry A. Ackerley, one of our founders, has been the Chief Executive Officer and a director of the Company and its predecessor and subsidiary companies since 1975. He currently serves as our Chairman.

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

   Mr. Christopher H. Ackerley joined the Company in 1995. He was elected Vice President for Marketing and Development in May 1998, and was elected Executive Vice President, Operations and Development in December 1998.

   Mr. Keith W. Ritzmann was named Senior Vice President and Chief Information Officer in January 1998. Before then, he served as a Vice President from January 1990 through the date of his election as Senior Vice President. He also presently serves as our Assistant Secretary and Controller.

   Barry A. Ackerley and Gail A. Ackerley are husband and wife. Christopher H. Ackerley is their son. There are no other family relationships among any of our directors and executive officers. All officers serve at the pleasure of our Board of Directors.

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

   On October 15, 1996, we effected a two-for-one stock split. All share and per share data in this report have been restated to reflect the split.

   As of March 15, 1999, 31,628,498 shares of our common stock were issued and outstanding, of which 20,577,268 shares were Common Stock and 11,051,230 shares were Class B Common Stock. The Common Stock was held by 566 shareholders of record; the Class B Common Stock was held by 31 shareholders of record.

   Our Board of Directors declared a cash dividend of $.02 per share in each of 1997 and 1998. Recently, the Board declared a cash dividend of $.02 per share payable on April 15, 1999 to shareholders of record on March 25, 1999. Payment of any future dividends is at the discretion of the Board of Directors and depends on a number of conditions. Among other things, dividend payments depend upon our results of operations and financial condition, capital requirements and general economic conditions. The 1999 Credit Agreement and the Indenture impose certain limits upon our ability to pay dividends and make other distributions. In addition, we are subject to the General Corporation Law of Delaware, which restricts our ability to pay dividends in certain circumstances.

 Common Stock

   On December 15, 1997, our Common Stock became listed and began trading on the New York Stock Exchange under the symbol "AK." Our Common Stock previously traded on the American Stock Exchange.

   The table below sets forth the high and low sales prices of our Common Stock for each full quarterly period in the two most recent fiscal years according to the American Stock Exchange, for the period ending December 14, 1997, and according to the New York Stock Exchange, for the period beginning December 15, 1997.

        1998          High       Low           1997         High       Low
        ----          ----       ---           ----         ----       ---
   First Quarter    $24 3/8    $14 5/8    First Quarter    $13 3/4   $10 5/8
   Second Quarter   $22 1/2    $19 7/16   Second Quarter   $13 7/8   $10
   Third Quarter    $24 7/8    $19 1/2    Third Quarter    $18 1/2   $11
   Fourth Quarter   $21 1/16   $16 1/2    Fourth Quarter   $18 1/8   $14

   On March 15, 1999, the high and low sales prices of our Common Stock, according to the New York Stock Exchange, were $18 1/4 and $18 1/16, respectively.

 Class B Common Stock

   Our Class B Common Stock, which we initially issued in June 1987, is not publicly traded. Persons owning shares of our Class B Common Stock may trade such shares only as permitted by our Certificate of Incorporation, which imposes restrictions on such transfer. Thus, there is no trading market for shares of our Class B Common Stock.

ITEM 6--SELECTED FINANCIAL DATA

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

                                    Year Ended December 31,
                          --------------------------------------------------------
                            1998         1997         1996      1995        1994
                          --------     --------     --------  --------    --------
                              (In thousands except per share data)
Consolidated Statement
 of Operations Data:
Revenue.................  $292,907     $306,169     $279,662  $235,820    $211,728
 Less agency
  commissions and
  discounts.............    36,256      (34,994)    (32,364)  (28,423)    (25,626)
                          --------     --------     --------  --------    --------
Net revenue.............   256,651      271,175      247,298   207,397     186,102
Expenses (other income):
 Operating expenses.....   209,030      210,752      186,954   156,343     142,812
 Depreciation and
  amortization..........    16,574       16,103       16,996    13,243      10,883
 Interest expense.......    25,109       26,219       24,461    25,010      25,909
 Stock compensation
  expense...............       452        9,344(1)       --        --          --
 Gain on disposition of
  assets................   (33,524)(2)      --           --        --       (2,506)
 Litigation expense
  (adjustment)..........       --        (5,000)(3)      --     14,200(3)      --
                          --------     --------     --------  --------    --------
   Total expenses and
    income..............   217,641      257,418      228,411   208,796     177,098
                          --------     --------     --------  --------    --------
Income (loss) before
 income taxes and
 extraordinary item.....    39,010       13,757       18,887    (1,399)      9,004
Income tax benefit
 (expense)..............   (15,487)      19,172(4)    (2,758)   (1,515)        (73)
                          --------     --------     --------  --------    --------
Income (loss) before
 extraordinary item.....    23,523       32,929       16,129    (2,914)      8,931
Extraordinary item--loss
 on extinguishment of
 debt in 1998, 1996 and
 1994...................    (4,346)         --          (355)      --       (2,099)
                          --------     --------     --------  --------    --------
Net income (loss)
 applicable to common
 shares.................  $ 19,177     $ 32,929     $ 15,774  $ (2,914)   $  6,832
                          ========     ========     ========  ========    ========
Per common share:
 Income (loss) before
  extraordinary item....  $    .75     $   1.05     $    .52  $   (.09)   $    .29
 Extraordinary item.....      (.14)         --          (.01)      --         (.07)
                          --------     --------     --------  --------    --------
 Net income (loss)......  $    .61     $   1.05     $    .51  $   (.09)   $    .22
                          ========     ========     ========  ========    ========
 Common shares used in
  per share
  computation...........    31,627       31,345       31,166    31,052      30,929
Per common share--
 assuming dilution:
 Income (loss) before
  extraordinary item....  $    .74     $   1.04     $    .51  $  (.09)    $    .28
 Extraordinary item.....      (.14)         --          (.01)      --         (.06)
                          --------     --------     --------  --------    --------
 Net income (loss)......  $    .60     $   1.04     $    .50  $   (.09)   $    .22
                          ========     ========     ========  ========    ========
 Common shares used in
  per share
  computation--assuming
  dilution..............    31,883       31,652       31,760    31,052      31,483
Dividends...............  $    .02     $    .02     $    .02  $   .015    $    --
                          ========     ========     ========  ========    ========
Consolidated Balance
 Sheet Data (at end of
 period):
Working capital.........  $ 15,706     $ 12,019     $ 11,154  $ 15,110    $ 16,783
Total assets............   316,126      266,385      224,912   189,882     170,783
Total long-term debt....   266,999      213,294      229,350   215,328     225,613
Total debt..............   270,100      229,424      235,141   220,147     228,646
Stockholder's
 deficiency.............   (25,841)     (44,909)     (83,839)  (99,093)    (95,958)

--------
(1)  See Note 11 to the Consolidated Financial Statements.
(2)  See Note 3 to the Consolidated Financial Statements.
(3)  See Note 13 to the Consolidated Financial Statements.
(4)  See Note 8 to the Consolidated Financial Statements.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Forward Looking Statements

   Statements appearing in this section, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature (including the discussions of the effects of recent acquisitions, business transactions, and similar information), are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution our shareholders and potential investors that any forward-looking statements or projections set forth in this section are subject to risks and uncertainties which may cause actual results to differ materially from those projected. After the date of this Annual Report, we will not make any public announcements updating any forward looking statement contained in this section.

   Important factors that could cause the results to differ materially from those expressed in this section include:

  . material adverse changes in general economic conditions, including changes in inflation and interest rates;

  . changes in laws and regulations affecting the outdoor advertising and television and radio broadcasting businesses, including changes in the FCC's treatment of time brokerage agreements and related matters, and the possible inability to obtain FCC consent to proposed or pending acquisitions or dispositions of broadcasting stations;

  . competitive factors in the outdoor advertising, television broadcasting, radio broadcasting, and sports & entertainment businesses;

  . material changes to accounting standards;

  . expiration or non-renewal of broadcasting licenses and time brokerage agreements;

  . labor matters, including the aftereffects of the NBA lockout, changes in labor costs, renegotiation of labor contracts, and risk of work stoppages or strikes;

  . matters relating to our level of indebtedness, including restrictions imposed by financial covenants;

  . the win-loss record of the SuperSonics, which has a substantial influence on attendance, and whether the team participates in the NBA playoffs; and

  . recessionary influences in the regional markets that we serve.

 Overview

   We reported net income of $19.2 million in 1998, compared to $32.9 million in 1997. This decrease in net income primarily reflects the $11.9 million decrease in Operating Cash Flow (as defined below) in our television broadcasting and sports & entertainment segments and an increase in income tax expense, offset by a $3.6 million increase in Operating Cash Flow in our out-of-home and radio broadcasting segments and a $33.5 million gain on the sale of our airport advertising operations in 1998. The 1998 decrease also reflects higher net income in 1997 that included a $19.2 million income tax benefit, resulting from recognition of our deferred tax asset, and $5.0 million reduction for litigation expenses, partially offset by a $9.3 million charge for stock compensation expense. Operating Cash Flow was $47.6 million in 1998, compared to $60.4 million in 1997.

   Refinancing. In January 1998, we replaced our $77.5 million credit agreement (the "1996 Credit Agreement") with a $265.0 million credit agreement (the "1998 Credit Agreement"). We replaced the 1998 Credit Agreement with the new $325.0 million 1999 Credit Agreement in January 1999.

   In October 1998, we used borrowings under the term loan facility of the 1998 Credit Agreement to redeem our $120.0 million 10.75% Senior Secured Notes due 2003 (the "10.75% Senior Secured Notes"). This resulted in a charge of approximately $4.3 million, net of applicable taxes of $2.5 million, consisting of prepayment fees and the write-off of deferred financing costs.

   We issued 9% Senior Subordinated Notes in the aggregate principal amounts of $175.0 million in December 1998 and $25.0 million in February 1999.

   In March 1999, we redeemed the $20.0 million outstanding principal of our 10.48% Senior Subordinated Notes due December 15, 2000 (the "10.48% Senior Subordinated Notes"). This resulted in a charge of approximately $0.8 million net of applicable taxes of $0.4 million, consisting primarily of prepayment fees.

   For more information regarding these refinancing transactions, please see "- Liquidity and Capital Resources" and "- Subsequent Events" below.

   Disposition of Assets. In June 1998, we sold substantially all of the assets of our airport advertising operations for a base cash price of $40.0 million, paid on the closing date of the transaction, and an additional cash payment of approximately $2.9 million. We recorded a gain from this transaction of $33.5 million in 1998.

   Acquisitions and Time Brokerage Agreements. We have acquired or entered into agreements to acquire several television and radio stations, or to operate the stations under time brokerage agreements. The transactions are more fully described in "Item 1--Business" and Note 3 to the Consolidated Financial Statements.

   As with many media companies that have grown through acquisitions, our acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, our management believes that Operating Cash Flow (defined as net revenue less operating expenses before amortization, depreciation, interest, litigation, and stock compensation expenses) is an appropriate measure of our financial performance. Similarly, we believe that Segment Operating Cash Flow (defined as Operating Cash Flow before corporate overhead) is an appropriate measure of our segments' financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use Operating Cash Flow to pay interest and principal on our long-term debt as well as to finance capital expenditures. Operating Cash Flow and Segment Operating Cash Flow, however, are not to be considered as alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

Results of Operations

   The following tables set forth certain historical financial and operating data for the three-year period ended December 31, 1998, including net revenue, operating expenses, and Operating Cash Flow information by segment:

                                       Year Ended December 31,
                          -----------------------------------------------------
                                1998              1997              1996
                          ----------------- ----------------- -----------------
                                    As % of           As % of           As % of
                                      Net               Net               Net
                           Amount   Revenue  Amount   Revenue  Amount   Revenue
                          --------  ------- --------  ------- --------  -------
                                        (Dollars in thousands)
Net revenue.............  $256,651   100.0% $271,175   100.0% $247,298   100.0%
Segment operating
 expenses...............   194,539    75.8   200,739    74.0   178,721    72.3
Corporate overhead......    14,491     5.6    10,013     3.7     8,233     3.3
                          --------          --------          --------
  Total operating
   expenses.............   209,030    81.4   210,752    77.7   186,954    75.6
                          --------          --------          --------
Operating Cash Flow.....    47,621    18.6    60,423    22.3    60,344    24.4
Other expenses and
 (income):
  Depreciation and
   amortization.........    16,574     6.5    16,103     5.9    16,996     6.9
  Interest expense......    25,109     9.8    26,219     9.7    24,461     9.9
  Stock compensation
   expense..............       452     0.2     9,344     3.4       --      --
  Gain on disposition of
   assets...............   (33,524)  (13.1)      --      --        --      --
  Litigation exp.
   (adjustment).........       --      --     (5,000)   (1.8)      --      --
                          --------          --------          --------
    Total other expenses
     and (income).......     8,611     3.4    46,666    17.2    41,457    16.8
Income before income
 taxes and extraordinary
 item...................    39,010    15.2    13,757     5.1    18,887     7.6
Income tax benefit
 (expense)..............   (15,487)   (6.0)   19,172     7.1    (2,758)   (1.1)
Income before
 extraordinary item         23,523     9.2    32,929    12.1    16,129     6.5
Extraordinary item......    (4,346)   (1.7)      --      --       (355)   (0.1)
                          --------          --------          --------
Net income..............  $ 19,177     7.5  $ 32,929    12.1  $ 15,774     6.4
                          ========          ========          ========

                                                  Year Ended December 31,
                                                 -----------------------------
                                                   1998       1997      1996
                                                 --------   --------  --------
                                                   (Dollars in thousands)
Net revenue:
  Out-of-home media............................. $108,560   $113,162  $ 99,833
  Television broadcasting.......................   68,467     63,611    57,863
  Radio broadcasting............................   24,474     20,970    17,955
  Sports & entertainment........................   55,150     73,432    71,647
                                                 --------   --------  --------
    Total net revenue........................... $256,651   $271,175  $247,298
                                                 ========   ========  ========
Segment operating expenses:
  Out-of-home media............................. $ 65,605   $ 72,159  $ 63,924
  Television broadcasting.......................   55,996     46,935    42,137
  Radio broadcasting............................   14,819     12,983    10,844
  Sports & entertainment........................   58,119     68,662    61,816
                                                 --------   --------  --------
    Total segment operating expenses:........... $194,539   $200,739  $178,721
                                                 ========   ========  ========
Operating Cash Flow:
  Out-of-home media............................. $ 42,955   $ 41,003  $ 35,909
  Television broadcasting.......................   12,471     16,676    15,726
  Radio broadcasting............................    9,655      7,987     7,111
  Sports & entertainment........................   (2,969)     4,770     9,831
                                                 --------   --------  --------
    Total Segment Operating Cash Flow...........   62,112     70,436    68,577
  Corporate overhead............................  (14,491)   (10,013)   (8,233)
                                                 --------   --------  --------
    Operating Cash Flow......................... $ 47,621   $ 60,423  $ 60,344
                                                 ========   ========  ========
Change in net revenue from prior period:
  Out-of-home media.............................     (4.1)%     13.4%      7.1%
  Television broadcasting.......................      7.6        9.9      20.6
  Radio broadcasting............................     16.7       16.8      21.9
  Sports & entertainment........................    (24.9)       2.5      39.1
    Change in total net revenue.................     (5.4)       9.7      19.2
Operating data as a % of net revenue:
  Segment operating expenses as a % of net
   revenue:
    Out-of-home media...........................     60.4%      63.8%     64.0%
    Television broadcasting.....................     81.8       73.8      72.8
    Radio broadcasting..........................     60.5       61.9      60.4
    Sports & entertainment......................    105.4       93.5      86.3
      Total segment operating expenses as a % of
       total net revenue:                            75.8       74.0      72.3
Operating Cash Flow as a % of net revenue:
    Out-of-home media...........................     39.6%      36.2%     36.0%
    Television broadcasting.....................     18.2       26.2      27.2
    Radio broadcasting..........................     39.5       38.1      39.6
    Sports & entertainment......................     (5.4)       6.5      13.7
    Operating Cash Flow as a % of total net
     revenue....................................     18.6       22.3      24.4

 1998 Compared with 1997

   Net Revenue. Our 1998 net revenue was $256.7 million. This represents a decrease of $14.5 million, or 5%, from $271.2 million in 1997. Changes in net revenue were as follows:

  . Out-of-Home Media. Our 1998 net revenue from our out-of-home media segment decreased by $4.6 million, or 4%, from 1997. This decrease was mainly due to the absence of airport advertising operations in the third and fourth quarters of 1998, partially offset by increased national advertising sales.

  . Television Broadcasting. Our 1998 net revenue from our television broadcasting segment increased by $4.9 million, or 8%, from 1997. This increase resulted primarily from the addition of television station KVIQ in July 1998, the completion of a full 12 months of operations at WUTR(TV) and WIVT(TV), higher political advertising, and higher national and local sales.

  . Radio Broadcasting. Our 1998 net revenue from our radio broadcasting segment increased by $3.5 million, or 17%, from 1997. This increase was primarily due to an increase in both national and local sales.

  . Sports & Entertainment. Our 1998 net revenue from our sports & entertainment segment decreased by $18.2 million, or 25%, from 1997. This decrease was primarily due to decreased revenue in the fourth quarter as a result of the NBA lockout, partially offset by increased ticket and sponsorship sales during the 1997-98 basketball season.

   Segment Operating Expenses (Excluding Corporate Overhead). Our 1998 operating expenses were $194.5 million. This represents a decrease of $6.2 million, or 3%, from $200.7 in 1997. Changes in segment operating expenses (excluding corporate overhead) were as follows:

  . Out-of-Home Media. Our 1998 operating expenses from our out-of-home segment decreased by $6.6 million, or 9%, from 1997. This decrease was due mainly to the absence of airport advertising operations in the third and fourth quarters of 1998, partially offset by higher expenses related to increased sales activity.

  . Television Broadcasting. Our 1998 operating expenses from our television broadcasting segment increased by $9.1 million, or 19%, from 1997. This increase was primarily a result of the addition of television station KVIQ in July 1998, the completion of a full 12 months of operations at WUTR(TV) and WIVT(TV), and higher program, promotion and production expenses in conjunction with the expansion of local news programming.

  . Radio Broadcasting. Our 1998 operating expenses from our radio broadcasting segment increased by $1.8 million, or 14%, from 1997. This increase primarily resulted from higher expenses related to increased sales activity.

  . Sports & Entertainment. Our 1998 operating expenses from our sports & entertainment segment decreased by $10.6 million, or 15%, from 1997. This decrease is mainly attributable to decreased expenses in the fourth quarter due to the NBA lockout, partially offset by increased basketball operating expenses related to team costs during the 1997-98 basketball season.

   Corporate Overhead. Our corporate overhead expenses were $14.5 million in 1998. This represents an increase of $4.5 million, or 45%, from 1997. This increase was mainly due to personnel costs, travel and entertainment, insurance, and the utilization of outside services, primarily for public relations.

   Operating Cash Flow. As a result of the above, our Operating Cash Flow decreased from $60.4 million to $47.6 million. The decrease in Operating Cash Flow from our television broadcasting and sports & entertainment segments and the increase in our corporate overhead expenses were partially offset by the increase in our Operating Cash Flow from our out-of-home and radio broadcasting segments. Operating Cash Flow as a percentage of net revenue decreased to 19% in 1998 from 22% in 1997.

   Depreciation and Amortization Expense. Our depreciation and amortization expenses were $16.6 million in 1998. This represents an increase of $0.5 million, or 3%, from 1997.

   Interest Expense. Our interest expense was $25.1 million in 1998. This represents a decrease of $1.1 million, or 4%, from 1997. This decrease is primarily due to lower average interest rates and interest income from our interest rate swap agreements in 1998.

   Stock Compensation Expense. In 1998, we recognized stock compensation expense of $0.5 million, primarily relating to the amendments of certain stock option agreements. In 1997, we recognized stock compensation expense of $9.3 million, which was primarily due to the conversion of certain incentive stock options into nonqualified stock options.

   Gain on Disposition of Assets. In 1998, we recognized a gain of $33.5 million relating to the sale of our airport advertising operations. There was no gain on disposition of assets in 1997.

   Litigation Expense Adjustment. In 1997, we reduced an accrual for litigation expense by $5.0 million. There was no such adjustment in 1998.

   Income Tax Expense. Our income tax expense was $15.5 million in 1998. In 1997, we incurred an income tax benefit of $19.2 million, which primarily resulted from the recognition of our deferred tax asset.

   Extraordinary Item. In October 1998, we redeemed our 10.75% Senior Secured Notes with proceeds under the 1998 Credit Agreement. This resulted in a charge of $4.3 million, net of applicable income taxes, consisting of prepayment fees and the write-off of deferred financing costs. There were no extraordinary items in 1997.

   Net Income. Our net income was $19.2 million in 1998. This represents a decrease of $13.7 million, or 42%, from 1997. This decrease was primarily due to decreased Operating Cash Flow and increased income tax expense in 1998, the litigation expense adjustment in 1997, and the recognition of our deferred tax asset in 1997, offset by the gain on the sale of our airport advertising operations in 1998 and stock compensation expense in 1997. Net income as a percentage of net revenue decreased to 8% in 1998 from 12% in 1997.

 1997 Compared with 1996

   Net Revenue. Our 1997 net revenue was $271.2 million. This represents an increase of $23.9 million, or 10%, from $247.3 million in 1996. Changes in net revenue were as follows:

  . Out-of-Home Media. Our 1997 net revenue from our out-of-home segment increased by $13.3 million, or 13%, from 1996. This increase was mainly due to an increase in both national and local advertising sales.

  . Television Broadcasting. Our 1997 net revenue from our television broadcasting segment increased by $5.7 million, or 10%, from 1996. This increase was mainly due to the effects of increased rates and sales volumes, the addition of time brokerage agreements with television stations WUTR and WIVT, and the completion of a full 12 months of operations at television stations KFTY and KION.

  . Radio Broadcasting. Our 1997 net revenue from our radio broadcasting segment increased by $3.0 million, or 17%, from 1996. This increase was primarily due to an increase in both national and local sales.

  . Sports & Entertainment. Our 1997 net revenue from our sports & entertainment segment increased by $1.8 million, or 3%, from 1996. This increase was primarily due to the combination of increased sponsorship and ticket sales, offset primarily by decreased revenues due to the SuperSonics participating in 12 games of the 1997 NBA playoffs compared to 21 games in the 1996 playoffs.

   Segment Operating Expenses (Excluding Corporate Overhead). Our 1997 segment operating expenses were $200.7 million. This represents an increase of $22.0 million, or 12%, from $178.7 million in 1996. Changes in our segment operating expenses (excluding corporate overhead) were as follows:

  . Out-of-Home Media. Our 1997 operating expenses from our out-of-home segment increased by $8.2 million, or 13% from 1996, to $72.2 million. This increase was primarily due to expenses related to increased sales activity.

  . Television Broadcasting. Our 1997 operating expenses from our television broadcasting segment increased by $4.8 million from 1996, or 11%, to $46.9 million. This increase was primarily due to the effects of higher programming, promotion, and production expenses primarily reflecting the development and expansion of our local news programming. The addition of time brokerage agreements with the television stations WUTR and WITV, and a full 12 months of operations at television stations KFTY and KION, also contributed to the increase in operating expenses.

  . Radio Broadcasting. Our 1997 operating expenses from our radio broadcasting segment increased by $2.2 million from 1996, or 20%, to $13.0 million. This increase primarily resulted from higher expenses related to increased sales activity.

  . Sports & Entertainment. Our 1997 operating expenses from our sports & entertainment segment increased by $6.9 million from 1996, or 11%, to $68.7 million. This increase was primarily due to the combination of expenses related to increased team costs, offset in part by lower costs associated with the SuperSonics participating in 12 games of the 1997 NBA playoffs instead of 21 games in the 1996 NBA playoffs.

   Corporate Overhead. Our corporate overhead expenses were $10.0 million in 1997. This represents an increase of $1.8 million, or 22%, from 1996. This increase was mainly due to increased utilization of outside services, primarily for public relations, and insurance costs.

   Operating Cash Flow. Our Operating Cash Flow increased slightly from 1996 to $60.4 million. The increase in Operating Cash Flow in our out-of-home, television broadcasting, and radio broadcasting segments offset the decrease in the sports & entertainment segment's Operating Cash Flow and the increase in corporate overhead expenses. Operating Cash Flow as a percentage of net revenue decreased to 22% in 1997 from 24% in 1996.

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

   Income Tax Expense. In 1997, we incurred a $19.2 million income tax benefit, compared to an income tax expense of $2.8 million in 1996. This benefit primarily resulted from the recognition of a deferred tax asset in 1997, offset in part by alternative minimum taxes and state income taxes. Recognition of this deferred tax asset in 1997 occurred as a result of a $27.2 million decrease in the Company's valuation allowance, primarily through utilization of net operating loss carryforwards and the reversal of the remaining valuation allowance. Our management expects to recognize income tax expense at approximately statutory rates in 1999. This forward looking statement is, however, subject to the qualifications set forth under "Forward Looking Statements" above.

   Extraordinary Item. In 1996, as a result of entering into the 1996 Credit Agreement, we wrote off deferred costs of $0.4 million related to the previous credit agreement. There were no extraordinary items in 1997.

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

 Liquidity and Capital Resources

   On January 28, 1998, we replaced our existing $77.5 million 1996 Credit Agreement with the $265.0 million 1998 Credit Agreement. In addition, in February 1998 the Partnership replaced its previous credit agreement with a new credit agreement providing for borrowings up to $35.0 million (the "Partnership Credit Agreement").

   On October 1, 1998, we used borrowings under the term loan facility of the 1998 Credit Agreement to redeem our $120.0 million 10.75% Senior Secured Notes. This resulted in a charge of approximately $4.3 million, net of applicable taxes, consisting of prepayment fees and the write-off of deferred financing costs. Also on October 1, 1998, we repaid all amounts outstanding under the Partnership Credit Agreement with proceeds from the revolving credit facility of the 1998 Credit Agreement.

   On December 14, 1998, we issued 9% Senior Subordinated Notes in the aggregate principal amount of $175.0 million. These notes were issued under the Indenture, which allows for an aggregate principal amount of up to $250.0 million of 9% Senior Subordinated Notes. The 9% Senior Subordinated Notes bear interest at 9%, which is payable semi-annually in January and July. Principal is payable in full in January 2009.

   In connection with our time brokerage agreements with the owners of television stations WUTR and KION, we have guaranteed certain bank loan obligations of the station owners. The aggregate principal balance outstanding on such obligations was $10.5 million at December 31, 1998. See Note 12 to the Consolidated Financial Statements.

   Our working capital was $15.7 million as of December 31, 1998, $12.0 million as of December 31, 1997, and $11.2 million as of December 31, 1996.

   We expended $32.7 million, $17.6 million, and $13.1 million for capital expenditures in 1998, 1997 and 1996, respectively. Our capital expenditures in 1998 included the acquisition and refurbishment of a new aircraft for the Seattle SuperSonics. This capital expenditure was financed by separate aircraft loans in the aggregate principal amount of $16.0 million, of which $15.4 million was outstanding as of December 31, 1998. Our management anticipates that 1999 capital expenditures, consisting primarily of construction and maintenance of billboard structures, broadcasting equipment, and other capital additions, will be between $10.0 million and $15.0 million. This forward looking statement is, however, subject to the qualifications set forth under "Forward Looking Statements" above.

   For the fiscal years 1996 through 1998, we have financed our working capital needs primarily from cash provided by operating activities. Over that period, our long-term liquidity needs, including for acquisitions, have been financed through additions to our long-term debt, principally through bank borrowings and the sale of senior and subordinated debt securities. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities for 1998 decreased to $14.8 million from $28.0 million in 1997. This decrease is mainly due to the decrease in Operating Cash Flow for 1998, as described above.

 Subsequent Events

   On January 22, 1999, we replaced the 1998 Credit Agreement with the new $325.0 million 1999 Credit Agreement, consisting of a $150.0 million term loan facility (the "Term Loan") and a $175.0 revolving credit facility (the "Revolver"), which includes up to $10.0 million in standby letters of credit. Under the 1999

Credit Agreement, we can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on our total leverage ratio. As of March 15, 1999, the annual interest rate of borrowings under the 1999 credit agreement was approximately 7.75%.

   As of March 15, 1999, we had borrowed $65.0 million of the Term Loan and $20.0 million of the Revolver. Principal repayments under the Term Loan are due quarterly from March 31, 2000 through December 31, 2005. The Revolver requires scheduled annual commitment reductions, with required principal prepayments of outstanding amounts in excess of the commitment levels, quarterly beginning March 31, 2001.

   On February 24, 1999, we issued additional 9% Senior Subordinated Notes under the Indenture in the aggregate principal amount of $25.0 million. The total aggregate principal amount of 9% Senior Subordinated Notes issued and outstanding is $200.0 million.

   On March 15, 1999, we redeemed the $20.0 million outstanding principal of our 10.48% Senior Subordinated Notes with borrowings under our 1999 Credit Agreement's Revolver. This resulted in a charge of approximately $0.8 million, net of applicable taxes, consisting of prepayment fees and the write-off of deferred financing costs. As a result of this redemption, we are in the process of providing our bank lenders and the holders of the 9% Senior Subordinated Notes with guarantees by certain of our subsidiaries of our obligations under the 1999 Credit Agreement and the Indenture.

   We have pledged substantially all of our subsidiaries' outstanding stock and assets as collateral for amounts due under the 1999 Credit Agreement. Thus, if we default under the 1999 Credit Agreement, the lenders may take possession of and sell some or substantially all of our subsidiaries.

   In addition, the 1999 Credit Agreement and the 9% Senior Subordinated Notes restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios. See "Item 1--Business--Restrictions on Our Operations."

   In 1999, we have purchased the assets of an out-of-home advertising company in the Boston/Worcester, Massachusetts market and television stations KVIQ and KMTR. These acquisitions were financed with borrowings under the 1998 and 1999 Credit Agreements. We also have several pending television station acquisitions which we intend to finance with borrowings under the 1999 Credit Agreement. See "Item 1--Business."

   In 1999, we will launch Digital CentralCasting, a digital broadcasting system which will allow us to consolidate back-office functions such as operations, traffic, programming, and accounting for several television stations at one location. To implement this strategy, we have organized our television stations into the following three regional station groups: Central New York (WIXT, WIVT, WUTR, and WOKR), Central California (KGET, KCBA, KION, and KCOY), and North Coast (KFTY, KVIQ, and KMTR). Using Digital CentralCasting, one station will perform the back-office functions for all of the stations in a regional station group. We believe this strategy will enhance our operational efficiency through economies of scale and the sharing of resources and information among our stations. In addition, we will significantly enhance the quality of the picture that is seen by our viewers by taking advantage of digital technology. We plan to invest a portion of the anticipated cost savings in our stations' local news programming to increase its quality and quantity, and to increase our stations' presence in their communities.

   We expect to implement Digital CentralCasting in the Central New York regional station group by July 1, 1999, the Central California regional station group in the fourth quarter of 1999, and the North Coast regional station group in the first quarter of 2000. We believe this strategy will result in significant margin improvement in our television broadcasting segment within approximately two years of implementation. However, we cannot guarantee that the implementation of Digital CentralCasting will be achieved in a timely or effective manner, and, accordingly, we can give no assurance as to the timing or extent of the anticipated benefits.

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

 State of Readiness

   We are committed to addressing the Year 2000 issue in a prompt and responsible manner, and have dedicated the resources to do so. Our management has completed an assessment of its automated systems and has implemented a program to complete all steps necessary to resolve identified issues. Our compliance program has several phases, including (1) project management; (2) assessment; (3) testing; and (4) remediation and implementation.

   Project Management: We formed a Year 2000 compliance team in December 1997. The team meets generally on a monthly basis to discuss project status, assign tasks, determine priorities, and monitor progress. The team also reports to senior management on a regular basis.

   Assessment: All of our mission-critical software programs have been identified. This phase is essentially complete. Our primary software vendors and business partners were also assessed during this phase, and vendors/business partners who provide mission-critical software have been contacted. In most cases, the vendors/business partners that are not already compliant have planned new Year 2000 compliant releases to be available early in 1999. We will continue to monitor and work with vendors and business partners to ensure that appropriate upgrades and/or testing is completed.

   Testing: Updating and testing of our automated systems is currently underway and we anticipate that testing will be complete by April 30, 1999. Upon completion, we will be able to identify any in-house developed computer systems that remain non-compliant.

   Remediation and Implementation: This phase involves obtaining and implementing renovated Year 2000 compliant software applications provided by our vendors and performing the necessary programming to render in-house developed systems Year 2000 compliant. This process also involves replacing non-compliant hardware. The remediation and implementation process will continue through 1999.

 Costs

   The total financial impact that Year 2000 issues will have on our company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these issues, the success of our efforts will not be known for sure until the year 2000 actually arrives. However, based on our assessment to date, we do not believe that expenses related to meeting Year 2000 challenges will exceed $750,000.

 Risks Related to Year 2000 Issues

   The year 2000 poses certain risks to our company and our operations. Some of these risks are present because we purchase technology and information systems applications from other parties who face Year 2000 challenges. Other risks are present simply because we transact business with organizations who also face Year 2000 challenges. Although it is impossible to identify all possible risks that we may face moving into the next millennium, our management has identified the following significant potential risks.

   The functions performed by our mission-critical software that are primarily at risk from Year 2000 challenges generally involve the scheduling of advertising and programming in our television broadcasting, radio broadcasting, and sports & entertainment segments, the scheduling of advertising in our out-of-home segment, and the scheduling of events in our sports & entertainment segment. In all of these cases, Year 2000 challenges could impact our ability to deliver our product with the same efficiency as it does now. However, we believe these functions can be performed manually or by other alternative means, as necessary, for an indefinite period of time. In fact, we have had to perform these functions using alternative means in the past due to natural disasters, such as a tornadoes and hurricanes. In these instances, we were able to recover such that there were no material adverse effects on its operations.

   Our operations, like those of many other organizations, can be adversely affected by Year 2000 triggered failures of other companies upon whom we depend for the functioning of our mission-critical automated systems. As described above, we have identified our mission-critical vendors and are monitoring their Year 2000 compliance programs.

 Contingency Plans

   We have not yet developed specific contingency plans related to Year 2000 issues, other than those described above. As we continue the testing phase, and based on future ongoing assessment of the readiness of vendors and service providers, we will develop appropriate contingency plans. It is possible that certain circumstances may occur for which there are no completely satisfactory contingency plans.

 Quarterly Variations

   Our results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the television broadcasting, radio broadcasting, and sports & entertainment segments. In particular, our net revenue and Operating Cash Flow historically have been affected positively during the NBA basketball season (the first, second, and fourth quarters) and by increased advertising activity in the second and fourth quarters.

 Taxes

   At December 31, 1998, we had a net operating loss carryforward for federal income tax purposes of approximately $15.7 million that expires in the years 2006 and 2007, and an alternative minimum tax credit carryforward of approximately $2.3 million.

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

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of our minimum use of derivatives, our management does not anticipate that the adoption of the new Statement will have a significant effect on our earnings or financial position.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our interest income and expense are most sensitive to changes in the general level of interest rates. In this regard, changes in LIBOR and U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. To mitigate the impact of fluctuations in interest rates, we generally maintain a portion of our debt as fixed rate in nature either by borrowing on a long-term basis or entering into interest rate swap transactions.

   The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, which consist of interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                           INTEREST RATE SENSITIVITY
                Principal (Notional) Amount by Expected Maturity
                          Average Interest (Swap) Rate

                                                                                            Fair
                                                                                           Value
                            1999     2000    2001     2002     2003   Thereafter  Total   12/31/98
                          --------  ------  -------  -------  ------  ---------- -------- --------
                                                (dollars in thousands)
Long-term debt,
 including current
 portion
 Fixed rate.............  $ 20,000     --       --       --      --    $175,000  $195,000 $195,875
 Average interest rate..     10.48%    --       --       --      --        9.00%
 Variable rate..........       --   $7,500  $15,000  $22,500  $6,811        --   $ 51,811 $ 51,811
 Average Interest Rate..       --       (a)      (a)      (a)     (a)       --
Interest rate swaps
 Pay fixed/receive
  variable..............  $200,000     --       --       --      --         --   $200,000 $  2,706
 Average pay rate.......      4.61%    --       --       --      --         --
 Average receive rate...      5.20%    --       --       --      --         --

--------
(a) The interest rate is based on a base rate or LIBOR plus defined margins which vary based on our total leverage ratio.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information called for by this item is included in Item 14, pages F-1 through F-21.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information concerning our directors and certain executive officers, see the sections entitled "Item 1--Election of Directors" and "Management Information" in our definitive Proxy Statement dated March 30, 1999, which is incorporated into this section by reference and "Executive Officers of the Registrant" under Part I of this report.

ITEM 11--EXECUTIVE COMPENSATION

   For information concerning executive compensation, see the sections entitled "Item 1--Election of Directors" and "Management Information" in our definitive Proxy Statement dated March 30, 1999, which information is incorporated into this section by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of March 15, 1999, Barry A. Ackerley and Gabelli Funds, Inc. were the only persons, to our knowledge, owning beneficially more than 5% of the outstanding shares of Common Stock and Class B Common Stock. For information concerning these shareholders' holdings as well as the security ownership of management, see the section entitled "Management Information--Share Ownership" in our definitive Proxy Statement dated March 30, 1999, which information is incorporated into this section by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   For information concerning certain relationships and related transactions, see the Section entitled "Management Information--Certain Relationships and Related Transactions" in our definitive Proxy Statement dated March 30, 1999, which information is incorporated into this section by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Schedules.

   The following documents are being filed as part of this Report:

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number
                                                                         ------
Report of Ernst & Young, LLP, independent auditors.....................   F-1
Consolidated balance sheets as of December 31, 1998 and 1997...........   F-2
Consolidated statements of operations for the years ended December 31,
 1998, 1997 and 1996...................................................   F-3
Consolidated statements of stockholders' deficiency for the years ended
 December 31, 1998, 1997 and 1996......................................   F-4
Consolidated statements of cash flows for the years ended December 31,
 1998, 1997 and 1996...................................................   F-5
Notes to consolidated financial statements.............................   F-7

   Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

   (3) Exhibits:

 Exhibit
   No.                                  Exhibit
 -------                                -------
   3.1   Fourth Restated Certificate of Incorporation. (1)
   3.2   Amended and Restated Bylaws. (2)
  10.1   Credit Agreement dated January 22, 1999, by and among The Ackerley
         Group, Inc., First Union National Bank, Fleet Bank, N.A., Union Bank
         of California, N.A., KeyBank National Association, and Bank of
         Montreal, Chicago Branch. (3)
  10.2   Security Agreement dated January 22, 1999 between The Ackerley Group,
         Inc. and First Union National Bank, as administrative agent. (3)
  10.3   Pledge Agreement dated January 22, 1999 between The Ackerley Group,
         Inc. and First Union National Bank, as administrative agent. (3)
  10.4   Composite Conformed Copies of Note Agreement between the Company and certain insurance companies, dated as of December 1, 1989. (4)
  10.5   Amendment No. 1 dated October 18, 1991 to Note Agreements dated
         December 1, 1988 and December 1, 1989. (5)
  10.6   Agreements of Waiver and Amendment dated as of September 30, 1990, relating to the Note Agreements. (6)
  10.7   Implementation and Waiver Agreement dated October 18, 1991. (5)
  10.8   The Company's Employee Stock Option Plan, as amended and restated on
         March 4, 1996. (7)
  10.9   Nonemployee-Director's Equity Compensation Plan.(8)
  10.10  Premises Use and Occupancy Agreement between The City of Seattle and
         SSI Sports, Inc. dated March 2, 1994. (9)

 Exhibit
   No.                                   Exhibit
 -------                                 -------
  10.11  Purchase and Sale Agreement between Sky Sites, Inc. and Ackerley
         Airport Advertising, Inc., dated as of May 19, 1998. (10)
  10.12  Asset Purchase Agreement between Sinclair Communications, Inc. and The
         Ackerley Group, Inc., dated September 25, 1998 (relating to WOKR(TV),
         Rochester, New York). (11)
  10.13  Acquisition Agreement between Wicks Broadcast Group Limited
         Partnership and AK Media Group, Inc., dated as of November 30, 1998
         (relating to KMTR(TV), Eugene, Oregon). (12)
  10.14  Asset Exchange Agreement among Benedek Broadcasting Corporation,
         Benedek License Corporation and AK Media Group, Inc., dated December
         30, 1998 (relating to KKTV(TV), Colorado Springs, Colorado, and
         KCOY(TV), Santa Maria, California). (12)
  10.15  Indenture dated December 14, 1998 between The Ackerley Group, Inc. and
         The Bank of New York, as Trustee, relating to the 9% Senior
         Subordinated Notes due 2009. (12)
  10.16  Registration Rights Agreement dated December 14, 1998 among The
         Ackerley Group, Inc. and the Initial Purchasers named therein. (12)
  10.17  Registration Rights Agreement dated February 24, 1999 between The
         Ackerley Group, Inc. and First Union Capital Markets.
  21     Subsidiaries of the Company. (12)
  24     Power of Attorney for each of Barry A. Ackerley, Gail A. Ackerley,
         Deborah L. Bevier, M. Ian G. Gilchrist and Michel C. Thielen dated
         March 24, 1999.
  27     Financial Data Schedule.

--------
 (1) Incorporated by reference to Exhibit 3.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
 (2) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
 (3) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 21 to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed March 10, 1999, File No. 333-71583.
 (4) Incorporated by reference to Exhibits 10.13 and 10.16, respectively, to the Company's 1989 Annual Report on Form 10-K.
 (5) Incorporated by reference to Exhibits 10.9, 10.10 and 10.16, respectively, to the Company's 1991 Annual Report on Form 10-K.
 (6) Incorporated by reference to Exhibit 10.20 to the Company's 1990 Annual Report on Form 10-K.
 (7) Incorporated by reference to Exhibit 10.10 to the Company's 1995 Annual Report on Form 10-K.
 (8) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed on May 14, 1996.
 (9) Incorporated by reference to Exhibit 10.22 to the Company's 1994 Annual Report of Form 10-K.
(10) Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, filed on July 15, 1998.
(11) Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.
(12) Incorporated by reference to Exhibits 4.1, 4.3, 10.13, 10.14, and 21 to the Company's registration statement on Form S-4, filed February 2, 1999 (Reg. No. 333-71583).

(b) Reports on Form 8-K.

   (1) Current Report on Form 8-K, filed December 7, 1998, reporting under Item 5 a proposed issuance and sale by the Company of its senior subordinated notes.

(c) Exhibits required by Item 601 of Regulation S-K are being filed herewith.

   See Item 14(a)(3) above.

(d) Financial statements required by Regulation S-X are being filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                          THE ACKERLEY GROUP, INC.

                                                   /s/ Barry A. Ackerley
                                          By: _________________________________
                                            Barry A. Ackerley, Chairman of the
                                            Board and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated, on the 30th day of March, 1999.

A Majority of the Board of Directors:     Principal Executive Officer:


        /s/ Barry A. Ackerley                      /s/ Barry A. Ackerley
_____________________________________     By: _________________________________
     Barry A. Ackerley, Chairman            Barry A. Ackerley, Chairman of the
                                            Board and Chief Executive Officer


        /s/ Gail A. Ackerley*
_____________________________________     Principal Executive Officer:
    Gail A. Ackerley, Co-Chairman


                                                    /s/ Denis M. Curley
       /s/ Deborah L. Bevier*             By: _________________________________
_____________________________________       Denis M. Curley, Co-President and
     Deborah L. Bevier, Director            Chief Financial Officer, Treasurer
                                            and Secretary


      /s/ M. Ian G. Gilchrist*
_____________________________________     Principal Executive Officer:
    M. Ian G. Gilchrist, Director


                                                   /s/ Keith W. Ritzmann
       /s/ Michael C. Thielen*            By: _________________________________
_____________________________________       Keith W. Ritzmann, Senior Vice
    Michael C. Thielen, Director            President and Chief Information
                                            Officer, Assistant Secretary and
                                            Controller

         /s/ Denis M. Curley
*By: ________________________________

          Attorney-in-Fact

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
The Ackerley Group, Inc.

   We have audited the accompanying consolidated balance sheets of The Ackerley Group, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ackerley Group, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Seattle, Washington
March 16, 1999

                            THE ACKERLEY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                              (In thousands)
Current assets:
  Cash and cash equivalents................................  $  4,630  $  3,656
  Accounts receivable, net of allowance ($1,435 in 1998,
   $1,498 in 1997).........................................    44,680    52,923
  Current portion of broadcast rights......................     7,339     7,349
  Prepaid expenses.........................................    10,212    12,360
  Deferred tax asset.......................................     4,497    11,499
  Other current assets.....................................     3,883     4,734
                                                             --------  --------
    Total current assets...................................    75,241    92,521
Property and equipment, net................................   113,108    94,968
Goodwill, net..............................................    70,034    33,279
Other intangibles, net.....................................     7,780     9,039
Other assets...............................................    49,963    36,578
                                                             --------  --------
    Total assets...........................................  $316,126  $266,385
                                                             ========  ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable.........................................  $  8,004  $  9,103
  Accrued interest.........................................       694     3,995
  Other accrued liabilities................................    11,861    19,071
  Deferred revenue.........................................    27,736    23,857
  Current portion of broadcasting obligations..............     8,139     8,346
  Current portion of long-term debt........................     3,101    16,130
                                                             --------  --------
    Total current liabilities..............................    59,535    80,502
Long-term debt, less current portion.......................   266,999   213,294
Litigation accrual.........................................     8,016     8,072
Other long-term liabilities................................     7,417     9,426
                                                             --------  --------
    Total liabilities......................................   341,967   311,294
Commitments and contingencies
Stockholders' deficiency:
  Common stock, par value $.01 per share--authorized
   50,000,000 shares; issued 21,951,380 and 21,855,398
   shares at December 31, 1998 and 1997 respectively; and
   outstanding 20,576,434 and 20,480,452 shares at December
   31, 1998 and 1997 respectively..........................       219       218
  Class B common stock, par value $.01 per share--
   authorized 11,406,510 shares; issued and outstanding
   11,051,230 and 11,053,510 shares at December 31, 1998
   and 1997 respectively...................................       111       111
Capital in excess of par value.............................    10,339     9,816
Deficit....................................................   (26,421)  (44,965)
Less common stock in treasury, at cost (1,374,946 shares)..   (10,089)  (10,089)
                                                             --------  --------
  Total stockholders' deficiency...........................   (25,841)  (44,909)
                                                             --------  --------
  Total liabilities and stockholders' deficiency...........  $316,126  $266,385
                                                             ========  ========

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                 (In thousands, except per
                                                       share amounts)
Revenue......................................... $292,907  $306,169  $279,662
Less agency commissions and discounts...........   36,256    34,994    32,364
                                                 --------  --------  --------
Net revenue.....................................  256,651   271,175   247,298
Expenses (other income):
  Operating expenses............................  209,030   210,752   186,954
  Amortization..................................    4,839     4,146     6,404
  Depreciation..................................   11,735    11,957    10,592
  Interest expense..............................   25,109    26,219    24,461
  Stock compensation expense....................      452     9,344       --
  Gain on disposition of assets.................  (33,524)      --        --
  Litigation expense (adjustment)...............      --     (5,000)      --
                                                 --------  --------  --------
Total expenses and other income.................  217,641   257,418   228,411
Income before income taxes and extraordinary
 item...........................................   39,010    13,757    18,887
Income tax benefit (expense)....................  (15,487)   19,172    (2,758)
                                                 --------  --------  --------
Income before extraordinary item................   23,523    32,929    16,129
Extraordinary item: loss on debt
 extinguishment.................................   (4,346)      --       (355)
                                                 --------  --------  --------
Net income...................................... $ 19,177  $ 32,929  $ 15,774
                                                 ========  ========  ========
Earnings per common share:
Income per common share, before extraordinary
 item........................................... $    .75  $   1.05  $    .52
Extraordinary item: loss on debt
 extinguishment.................................     (.14)      --       (.01)
                                                 --------  --------  --------
Net income per common share..................... $    .61  $   1.05  $    .51
                                                 ========  ========  ========
Earnings per common share--assuming dilution:
Income per common share, before extraordinary
 item........................................... $    .74  $   1.04  $    .51
Extraordinary item: loss on debt
 extinguishment.................................     (.14)      --       (.01)
                                                 --------  --------  --------
Net income per common share..................... $    .60  $   1.04  $    .50
                                                 ========  ========  ========
Weighted average number of shares...............   31,627    31,345    31,166
Weighted average number of shares--assuming
 dilution.......................................   31,883    31,652    31,760


                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    (in thousands, except share information)

                                             Class B common     Capital             Common
                            Common stock          stock        in excess           stock in
                          ----------------- ------------------  of par             treasuury
                            Shares   Amount   Shares    Amount   value   Deficit   (at cost)
                          ---------- ------ ----------  ------ --------- --------  ---------
Balance, December 31,
 1995...................  20,777,012  $208  11,731,522   $117   $ 3,093  $(92,422) $(10,089)
Exercise of stock
 options and stock
 conversions............     409,712     4    (377,712)    (3)      102       --        --
Cash dividend, $0.02 per
 share..................         --    --          --     --        --       (623)      --
Net income..............         --    --          --     --        --     15,774       --
                          ----------  ----  ----------   ----   -------  --------  --------
Balance, December 31,
 1996...................  21,186,724   212  11,353,810    114     3,195   (77,271)  (10,089)
Stock compensation,
 exercise of stock
 options and stock
 conversions............     663,964     6    (300,300)    (3)    6,561       --        --
Stock issued to
 directors..............       4,710   --          --     --         60       --        --
Cash dividend, $0.02 per
 share..................         --    --          --     --        --       (623)      --
Net income..............         --    --          --     --        --     32,929       --
                          ----------  ----  ----------   ----   -------  --------  --------
Balance, December 31,
 1997...................  21,855,398   218  11,053,510    111     9,816   (44,965)  (10,089)
Stock compensation,
 exercise of stock
 options and stock
 conversions............      92,880     1      (2,280)   --        463       --        --
Stock issued to
 directors..............       3,102   --          --     --         60       --        --
Cash dividend, $0.02 per
 share..................         --    --          --     --        --       (633)      --
Net income..............         --    --          --     --        --     19,177       --
                          ----------  ----  ----------   ----   -------  --------  --------
Balance, December 31,
 1998...................  21,951,380  $219  11,051,230   $111   $10,339  $(26,421) $(10,089)
                          ==========  ====  ==========   ====   =======  ========  ========




                            See accompanying notes.

                            THE ACKERLEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1998       1997      1996
                                                 ---------  --------  --------
                                                       (In thousands)
Cash flows from operating activities:
Reconciliation of net income to net cash
 provided by operating activities:
  Net income.................................... $  19,177  $ 32,929  $ 15,774
  Adjustment to reconcile net income to net cash
   provided by operating activities:
    Litigation expense adjustment...............       --     (5,000)      --
    Stock compensation expense..................       452     9,344       --
    Deferred tax expense (benefit)..............    15,130   (19,798)      --
    Debt extinguishment, net of taxes...........      (394)      --        355
    Depreciation and amortization...............    16,574    16,103    16,996
    Amortization of deferred financing costs....       713     1,790     1,379
    Gain on disposition of assets...............   (33,524)     (155)     (423)
    Amortization of broadcast rights............    10,283     8,957     8,765
    Income from barter transactions.............    (1,645)   (1,535)   (2,480)
  Change in assets and liabilities:
    Accounts receivable.........................     7,760    (9,169)     (164)
    Prepaid expenses............................     1,958       976    (6,236)
    Other current assets and other assets.......    (3,545)   (3,418)  (14,411)
    Accounts payable and accrued interest.......    (4,483)    4,120     1,066
    Other accrued liabilities and other long-
     term liabilities...........................   (6,038)   (1,663)     2,147
    Deferred revenues...........................     3,879     3,807     1,781
    Current portion of broadcast obligations....   (11,453)   (9,278)   (8,212)
                                                 ---------  --------  --------
  Net cash provided by operating activities.....    14,844    28,010    16,337
Cash flows from investing activities:
  Proceeds from disposition of assets...........    41,237       --        --
  Proceeds from sale of property and equipment..       294       275     1,474
  Payments for acquisitions.....................   (55,759)   (2,483)  (20,445)
  Capital expenditures..........................   (32,719)  (17,593)  (13,124)
                                                 ---------  --------  --------
    Net cash used in investing activities.......   (46,947)  (19,801)  (32,095)
Cash flows from financing activities:
  Borrowings under credit agreements............   461,100    27,000    38,000
  Repayments under credit agreements............  (419,588)  (33,283)  (23,825)
  Payments under capital lease obligations......      (765)     (817)     (714)
  Dividends paid................................      (633)     (623)     (623)
  Payments of deferred financing costs..........    (7,109)      --       (694)
  Proceeds from the issuance of stock...........        72       260       103
                                                 ---------  --------  --------
    Net cash provided (used in) financing
     activities.................................    33,077    (7,463)   12,247
                                                 ---------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................       974       746    (3,511)
Cash and cash equivalents at beginning of
 period.........................................     3,656     2,910     6,421
                                                 ---------  --------  --------
  Cash and cash equivalents at end of period.... $   4,630  $  3,656  $  2,910
                                                 =========  ========  ========
Supplemental cash flow information:
  Interest paid, net of capitalized interest.... $  27,697  $ 23,163  $ 21,524
  Income taxes paid.............................     1,069       836     2,157
  Noncash transactions:
    Broadcast rights acquired and broadcast
     obligations assumed........................ $   8,828  $ 12,201  $  9,165
    Assets acquired through barter..............     1,234     1,053     1,342

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

   (a) Organization--The Ackerley Group, Inc. and its subsidiaries (the "Company") is a diversified media and entertainment company that engages in four principal business segments: (i) out-of-home media, including outdoor and, prior to June 30, 1998, airport advertising; (ii) television broadcasting;
(iii) radio broadcasting; and (iv) sports marketing and promotion, primarily through ownership of the Seattle SuperSonics, a franchise of the National Basketball Association. Outdoor advertising operations are conducted principally in the Seattle, Portland, Boston, Miami, Ft. Lauderdale, and West Palm Beach markets, whereas airport advertising operations were conducted in airports throughout the United States. The markets served by the Company's television stations and their affiliations are as follows: Syracuse, New York
(ABC); Utica, New York (ABC through a time brokerage agreement); Binghamton, New York (ABC); Colorado Springs, Colorado (CBS); Santa Rosa, California (independent); Bakersfield, California (NBC); Salinas/Monterey, California (CBS through a time brokerage agreement); Eureka, California (CBS through a time brokerage agreement and FOX); Eugene, Oregon (NBC through a time brokerage agreement); and Bellingham, Washington/Vancouver,
British Columbia (independent). Radio broadcasting consists of two AM and two FM stations serving the Seattle/Tacoma area.

   (b) Principles of consolidation--The accompanying financial statements consolidate the accounts of The Ackerley Group, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

   (c) Revenue recognition--Out-of-home display advertising revenue is recognized ratably on a monthly basis over the period in which advertisement displays are posted on the advertising structures or in the display units. Broadcast revenue is recognized in the period in which the advertisements are aired. Payments from clients received in excess of one month's advertising are recorded as deferred revenue. Ticket payments are recorded as deferred revenue when received and recognized as revenue ratably as home games are played.

   (d) Barter transactions--The Company engages in nonmonetary trades of advertising space or time in exchange for goods or services. These barter transactions are recorded at the estimated fair value of the asset or service received in accordance with Financial Accounting Standard No. 29, Accounting for Nonmonetary Transactions. Revenue is recognized when the advertising is provided and assets or expenses are recorded when assets are received or services are used. Goods and services due to the Company in excess of advertising provided are recorded in other current assets. Advertising to be provided in excess of goods and services received are recorded in other accrued liabilities.

   (e) Property and equipment--Property and equipment are carried at cost. The Company depreciates groups of large number of assets with homogeneous characteristics and useful lives. Under group depreciation, no gain or loss on disposals is recognized unless the asset group is fully depreciated. For assets accounted for under group depreciation, the Company recognizes gains on disposals primarily from proceeds received from condemnations of fully-depreciated advertising structures. The Company recognizes gains and losses on disposals of individual, non-homogeneous assets. Depreciation of property and equipment, including the cost of assets recorded under capital lease agreements, is provided on the straight-line and accelerated methods over the estimated useful lives of the assets or lease terms.

   (f) Intangible assets--Intangible assets are carried at cost and amortized principally on the straight-line method over estimated useful lives. Goodwill represents the cost of acquired businesses in excess of amounts assigned to certain tangible and intangible assets at the dates of acquisition.

   (g) Broadcast rights and obligations--Television films and syndication rights acquired under license agreements (broadcast rights) and the related obligations incurred are recorded as assets and liabilities for the

                            THE ACKERLEY GROUP, INC.

gross amount of the contract at the time the rights are available for broadcasting. Broadcast rights are amortized on an accelerated basis over the contract period or the estimated number of showings, whichever results in the greater aggregate monthly amortization. Broadcast rights are carried at the lower of unamortized cost or net realizable value. The estimated cost of broadcast rights to be amortized during the next year has been classified as a current asset. Broadcast obligations are stated at contractual amounts and balances due within one year are reported as current obligations.

   (h) Stock based compensation--The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, and recognizes compensation expense for incentive stock option grants using the intrinsic method.

   (i) Earnings per share--The Company presents earnings per share in accordance with Financial Accounting Standard No. 128, Earnings Per Share. Earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Earnings per common share, assuming dilution reflect the potential dilution that could occur if options and rights to purchase common stock were exercised.

   The dilutive effects of the weighted-average number of shares representing options and rights included in the calculation of earnings per common share, assuming dilution were 256,079 shares, 306,982 shares, and 594,283 shares in 1998, 1997, and 1996, respectively. There were no differences between net income amounts used to calculate earnings per common share and earnings per common share, assuming dilution for any of the periods presented.

   (j) Cash equivalents--The Company considers investments in highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

   (k) Concentration of credit risk and financial instruments--The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments with major banks. The carrying value of financial instruments, which include cash, receivables, payables, and long-term debt, approximates fair value at December 31, 1998.

   The Company uses interest rate swap agreements to modify the interest rate characteristics of its long-term debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements generally involve the exchange of floating for fixed-rate payment obligations over the life of the agreement without an exchange of underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt (the accrual accounting method). The related net amount payable to or receivable from counterparties is included in other current liabilities or assets. The fair values of the swap agreements and changes in their fair value as a result of changes in market interest rates are not recognized in the financial statements.

   (l) Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   (m) Reclassifications--Certain prior years' amounts have been reclassified to conform to the 1998 presentation.

                            THE ACKERLEY GROUP, INC.

2. New accounting standards

   The Company adopted Financial Accounting Standard No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and disclosure of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under generally accepted accounting principles are excluded from net income. The Company had no other comprehensive income for any of the periods presented.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on the earnings or financial position of the Company.

3. Acquisitions and dispositions

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

   The Company's wholly-owned subsidiary, KJR Radio, Inc., was a limited partner in New Century Seattle Partners, L.P. (the "Partnership") which owned and operated radio stations in the Seattle/Tacoma area. The Company accounted for this investment using the consolidation method.

   On February 17, 1998, the Partnership redeemed the limited partnership interests and satisfied certain other obligations of the former limited partners for $18.0 million. Effective April 30, 1998, the Partnership redeemed all the interests of Century Management, Inc., its general partner, for approximately $17.8 million. Upon closing, KJR Radio, Inc., a wholly-owned subsidiary of the Company, became the Partnership's sole general partner and licensee of the radio stations held by the Partnership and at that same time, AK Media Group, Inc., the Company's principal operating subsidiary, became the Partnership's nominal and sole limited partner. Effective December 31, 1998, the Partnership was dissolved and KJR Radio, Inc. was merged into AK Media Group. Inc.

   Sale of Airport Advertising Operations. On June 30, 1998, the Company sold substantially all of the assets of its airport advertising operations to Sky Sites, Inc., a subsidiary of Havas, S.A., pursuant to an agreement dated May 19, 1998. The sale price consisted of a base cash price of $40.0 million, paid on the closing date of the transaction, and an additional cash payment of approximately $2.9 million (the "Contingent Payment"), of which $1.2 million was paid in December 1998 and the remainder was paid in January 1999. The pre-tax gain recognized in 1998 from this transaction (after giving effect to the Contingent Payment) was approximately $33.5 million.

   Pending Acquisition of KTVF(TV), KXLR(FM), and KCBF(AM). On August 4, 1998, the Company entered into an agreement to purchase the assets of KTVF-TV, a NBC affiliate, for $7.2 million, and two radio stations, KXLR(FM) and KCBF(AM), for $0.8 million. All three stations are licensed to Fairbanks, Alaska. The transaction is currently pending FCC approval, which must be obtained separately for the television and radio stations. The purchase of the radio stations is contingent on the purchase of the television station. In conjunction with this agreement, on August 5, 1998, the Company granted an option to a third party (the "Optionee") for $0.5 million to purchase from the Company the assets of KTVF(TV) for $6.7 million and the two radio stations for $0.8 million, plus a 15% annual return based on the actual purchase price for the Company's acquisition of the stations. The option may be exercised at any time starting on the third

                            THE ACKERLEY GROUP, INC.

anniversary of the Company's acquisition of the stations through the seventh anniversary of such acquisition. The option may terminate earlier if the FCC makes certain changes to certain of its ownership rules. In addition, the Optionee may require the Company to repurchase the option for $0.5 million under certain circumstances.

   Acquisition of WIVT(TV). On August 31, 1998, the Company exercised its option to purchase the assets of WIVT(TV), an ABC affiliate licensed to Binghamton, New York, for $9.0 million. The Company recorded net assets with estimated fair values aggregating $1.2 million and goodwill of $7.8 million. The Company previously operated the station under a time brokerage agreement.

   Acquisition of Out-of-Home Advertising Company in Miami, Florida. On September 4, 1998, the Company purchased substantially all of the assets of an out-of-home advertising company in Miami, Florida for approximately $2.4 million.

   Pending Acquisition of WOKR(TV). On September 25, 1998, the Company entered into a purchase agreement with Sinclair Communications, Inc. to acquire substantially all of the assets of WOKR(TV), an ABC affiliate licensed to Rochester, New York. The purchase price is approximately $125.0 million, subject to possible adjustments under the terms of the purchase agreement, plus the assumption of certain liabilities. The Company has paid $12.5 million of the purchase price into an escrow account, which is recorded in other assets, with the balance due at closing. Closing of the transaction is subject to a number of conditions, including the acquisition of the station by Sinclair Communications, Inc. from Guy Gannett Communications and the receipt of approval from the FCC, which has been requested. Either party may terminate the purchase agreement, subject to certain conditions, if closing has not occurred by September 4, 1999.

   Pending Sale of KCBA(TV) and Acquisition of KION(TV). On November 2, 1998, the Company entered into an agreement to purchase substantially all of the assets of KION(TV), a CBS affiliate licensed to Monterey, California, for $7.7 million, subject to certain reductions. The purchase of this station is subject to FCC approval and is contingent upon the sale of KCBA(TV) as described below. Pending FCC approval of this transaction, the Company is operating the station pursuant to a time brokerage agreement with the current owner.

   On November 3, 1998, the Company entered into an agreement to sell substantially all of the assets of KCBA(TV), a FOX affiliate licensed to Salinas, California, for $11.0 million. This transaction is subject to FCC approval and is contingent upon the Company's purchase of KION(TV), as described above. Subject to FCC approval, the Company would continue to operate the station after the sale pursuant to a time brokerage agreement with the purchaser.

   Pending Exchange of KKTV(TV) for KCOY(TV). On December 30, 1998, the Company entered into an asset exchange agreement with Benedek Broadcasting Corporation ("Benedek"). Under the agreement, Benedek would acquire substantially all of the assets, and assume certain liabilities, of KKTV(TV), a CBS affiliate licensed to Colorado Springs, Colorado. In exchange, the Company would (i) acquire substantially all of the assets, and assume certain liabilities, of KCOY(TV), a CBS affiliate licensed to Santa Maria, California, and (ii) receive a cash payment of approximately $9.0 million (subject to certain adjustment). Closing is subject to, among other things, approval of the FCC and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Also on December 30, 1998, the Company entered into a time brokerage agreement to operate KCOY(TV) until closing and a time brokerage agreement for Benedek to operate KKTV(TV) until closing.

   Acquisition of KVIQ(TV). Effective January 1, 1999, the Company purchased substantially all of the assets of KVIQ(TV), a CBS affiliate licensed to Eureka, California, for $5.5 million, pursuant to an agreement

                            THE ACKERLEY GROUP, INC.

dated July 15, 1998. Pending closing of the transaction, the Company operated the station pursuant to a time brokerage agreement with the former owner. The Company recorded net assets with estimated fair values aggregating $0.5 million and goodwill of $5.0 million.

   Acquisition of Out-of-Home Advertising Company in Boston, Massachusetts. On February 19, 1999, the company purchased substantially all of the assets of an out-of-home advertising company in the Boston/ Worcester, Massachusetts market for approximately $11.0 million.

   Acquisition of KMTR(TV). Effective March 16, 1999, the Company purchased substantially all of the assets of KMTR(TV), a NBC affiliate licensed to Eugene, Oregon, together with two satellite stations licensed to Roseburg and Coos Bay, Oregon and a low power station licensed to Eugene. The purchase price was approximately $26.0 million. Pending closing of the transaction, the Company operated the stations pursuant to a time brokerage agreement with the former owner since December 1, 1998. The Company recorded net assets with estimated fair values aggregating $3.0 million and goodwill of $23.0 million.

4. Accounts receivable and allowance for doubtful accounts

   As of December 31, 1998 and 1997, accounts receivable includes employee receivables of $2.4 million and $2.9 million, respectively.

   The activity in the allowance for doubtful accounts is summarized as follows:

                                                          1998    1997    1996
                                                         ------  ------  ------
     Balance at beginning of year....................... $1,498  $1,426  $1,163
     Additions charged to operating expense.............  1,023     814   1,386
     Write-offs of receivables, net of recoveries....... (1,086)   (742) (1,123)
                                                         ------  ------  ------
     Balance at end of year............................. $1,435  $1,498  $1,426
                                                         ======  ======  ======

5. Property and equipment

   At December 31, 1998 and 1997, property and equipment consisted of the following:

                                                                      Estimated
                                                                        useful
                                                       1998    1997      life
                                                     -------- ------- ----------
     Land........................................... $  7,719 $ 7,468
     Advertising structures.........................   82,789  86,737 6-20 years
     Broadcast equipment............................   57,891  56,065 6-20 years
     Building and improvements......................   40,387  38,351 3-40 years
     Office furniture and equipment.................   26,909  25,482 5-10 years
     Transportation and other equipment.............   29,573  10,335  5-6 years
     Equipment under capital leases.................    8,008   7,982   10 years
                                                     -------- -------
                                                      253,276 232,420
     Less accumulated depreciation..................  140,168 137,452
                                                     -------- -------
                                                     $113,108 $94,968
                                                     ======== =======

                            THE ACKERLEY GROUP, INC.

6. Intangibles

   At December 31, 1998 and 1997, intangibles consisted of the following:

                                                                      Estimated
                                                      1998    1997   useful life
                                                     ------- ------- -----------
     Goodwill....................................... $84,032 $46,229 15-40 years
     Favorable leases and contracts.................  17,462  17,462    20 years
     Broadcasting agreements........................   4,000   4,000    15 years
     Other..........................................   6,196   6,196  5-30 years
                                                     ------- ------- -----------
                                                     111,690  73,887
     Less accumulated amortization..................  33,876  31,569
                                                     ------- -------
                                                     $77,814 $42,318
                                                     ======= =======

   The increase in intangibles in 1998 is primarily due to the recording of goodwill related to the Partnership redemption and acquisition of WIVT(TV), as discussed in Note 3.

7. Debt

   On September 30, 1996, the Company entered into a credit agreement (the "1996 Credit Agreement") with various banks which increased the aggregate principal amount of borrowings available under the lending facility from $65.0 million to $77.5 million. The refinancing of the Company's debt in 1996 resulted in an extraordinary loss of $0.4 million.

   In January 1998, the Company replaced the 1996 Credit Agreement with a $265.0 million credit agreement (the "1998 Credit Agreement") and in October 1998 used borrowings therefrom to redeem its $120.0 million 10.75% Senior Secured Notes. This resulted in a charge of approximately $4.3 million, net of applicable taxes of $2.5 million, consisting of prepayment fees and the write-off of deferred financing costs.

   On January 22, 1999, the Company replaced the 1998 Credit Agreement with a new $325.0 million credit agreement (the "1999 Credit Agreement"), consisting of a $150.0 million term loan facility (the "Term Loan") and a $175.0 million revolving credit facility (the "Revolver"), which includes up to $10.0 million in standby letters of credit. At closing of this transaction, the Company had available borrowings of $85.0 million under the Term Loan and $166.3 million under the Revolver. The commitment fees under the Revolver are payable quarterly at a rate based on the Company's total leverage ratio. The Company can choose to have interest calculated under the 1999 Credit Agreement at rates based on either a base rate or LIBOR plus defined margins which vary based on the Company's total leverage ratio. At January 22, 1999, the interest rate under the 1999 Credit Agreement was LIBOR (5.00%) plus 2.75%.

   Principal repayments under the Term Loan are due quarterly from March 31, 2000 through December 31, 2005. The Revolver requires scheduled annual commitment reductions, with required principal prepayments of outstanding amounts in excess of the commitment levels, quarterly beginning March 31, 2001 through December 31, 2005.

   On December 14, 1998, the Company issued 9% Senior Subordinated Notes due 2009 (the "9% Senior Subordinated Notes") in the aggregate principal amount of $175.0 million. These notes were issued under an indenture which allows for an aggregate principal amount of up to $250.0 million. On February 24, 1999, the Company issued additional 9% Senior Subordinated Notes under the indenture in the aggregate amount of $25.0 million, for a total aggregate amount of 9% Senior Subordinated Notes issued of $200.0 million. These notes bear interest at 9% which is payable semi-annual in January and July. Principal is payable in full in January 2009.

                            THE ACKERLEY GROUP, INC.

   At December 31, 1998 and 1997, outstanding balances under letter of credit agreements totaled $3.8 million and $1.1 million, respectively.

   At December 31, 1998, senior subordinated notes consisted of $175.0 million of the 9% Senior Subordinated Notes and $20.0 million 10.48% Senior Subordinated Notes due December 15, 2000 payable to several insurance companies (the "10.48% Senior Subordinated Notes"). On March 15, 1999, the 10.48% Senior Subordinated Notes were repaid with borrowings under the 1999 Credit Agreement Revolver. This transaction resulted in a charge of approximately $0.8 million, net of applicable taxes, consisting of prepayment fees and the write-off of deferred financing costs.

   Other debt consists primarily of notes payable related to the acquisition of a new aircraft for the Seattle SuperSonics in 1998 and obligations under deferred compensation agreements in 1998 and 1997.

   At December 31, 1998 and 1997, long-term debt consisted of the following:

                                                               1998     1997
                                                             -------- --------
     Credit agreements...................................... $ 51,811 $ 59,000
     Senior notes...........................................      --   120,000
     Senior subordinated notes..............................  195,000   32,500
     Partnership debt.......................................      --     8,888
     Capital lease obligation (net of imputed interest of
      $987 in 1998 and $1,434 in 1997)......................    5,686    6,451
     Other debt.............................................   17,603    2,585
                                                             -------- --------
                                                              270,100  229,424
     Less amounts classified as current.....................    3,101   16,130
                                                             -------- --------
                                                             $266,999 $213,294
                                                             ======== ========

   Approximately $0.8 million of interest was capitalized in 1998. There was no capitalized interest in 1997 or 1996.

   Aggregate annual payments of long-term debt during the next five years, reflecting the terms of the 1999 Credit Agreement and the repayment of the 10.48% Senior Subordinated Notes are as follows:

                                         Credit
                                        agreement         Capital lease
                                        and notes  Other   obligation    Total
                                        --------- ------- ------------- --------
     1999.............................. $    --   $ 2,198    $  903     $  3,101
     2000..............................    7,500    2,482       963       10,945
     2001..............................   15,000    2,546     1,027       18,573
     2002..............................   22,500    2,775     1,094       26,369
     2003..............................    6,811    3,012     1,699       11,522
     Later years.......................  195,000    4,590       --       199,590
                                        --------  -------    ------     --------
     Total............................. $246,811  $17,603    $5,686     $270,100
                                        ========  =======    ======     ========

   Substantially all of the outstanding stock and material assets of the Company's subsidiaries are pledged as collateral under the 1999 Credit Agreement. In addition, the 1999 Credit Agreement and the Indenture restrict, among other things, the Company's borrowings, dividend payments, stock repurchases, sales or transfers of assets and contain certain other restrictive covenants which require the Company to maintain certain debt coverage and other financial ratios.

                            THE ACKERLEY GROUP, INC.

   At December 31, 1998, the Company had outstanding interest rate contacts with financial institutions which involve the exchange of fixed for floating rate of LIBOR (5.688% at December 27, 1998) on a notional principal amount of $200.0 million. The Company's risk in this transaction is the cost of replacing, at current market rates, the contracts in the event of default by the counterparties. At December 31, 1998, the fair value of the contracts, as quoted by the counterparties, were $2.7 million. Management believes the risk of incurring a loss as a result of non-performance by the counterparties is remote as the contracts are with major financial institutions.

8. Income taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998 and 1997 significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                 1998    1997
                                                                ------- -------
     Deferred tax assets:
       Net operating loss carryforwards........................ $ 5,497 $14,579
       Litigation accrual......................................   3,046   3,067
       Tax credit carryforwards................................   2,346   2,133
       Capital lease obligation................................   2,160   2,451
       Deferred NBA expansion revenue..........................     --      772
       Deferred compensation agreements........................     828     730
       Other...................................................   3,095   5,494
                                                                ------- -------
     Total deferred tax assets.................................  16,972  29,226
     Deferred tax liabilities:
       Tax over book depreciation..............................   7,562   7,131
       Other...................................................     348     297
                                                                ------- -------
     Total deferred tax liabilities............................   7,910   7,428
                                                                ------- -------
     Net deferred tax assets................................... $ 9,062 $21,798
                                                                ======= =======

   In 1997, the Company's valuation allowance decreased by $27.2 million, primarily through utilization of net operating loss carryforwards and the elimination of the remaining balance due to improved recent and anticipated future operating results.

   Significant components of the income tax expense (benefit) are as follows:

                                                       1998      1997     1996
                                                      -------  --------  ------
     Current:
       Federal....................................... $   387  $    263  $1,561
       State.........................................     (30)      363   1,197
                                                      -------  --------  ------
                                                          357       626   2,758
     Deferred:
       Federal.......................................  14,094   (18,235)    --
       State.........................................   1,036    (1,563)    --
                                                      -------  --------  ------
                                                       15,130   (19,798)    --
                                                      -------  --------  ------
     Income tax expense (benefit).................... $15,487  $(19,172) $2,758
                                                      =======  ========  ======

                            THE ACKERLEY GROUP, INC.

   The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense (benefit) is as follows:

                                                       1998     1997     1996
                                                      ------- --------  -------
     Tax at U.S. statutory rate...................... $13,654 $  4,815  $ 6,422
     Non-deductible expenses.........................     831      929      582
     State taxes and other...........................   1,002      363    1,197
     Net operating loss carryforwards................     --    (5,744)  (7,004)
     Alternative minimum tax.........................     --       --     1,561
     Change in valuation account.....................     --   (19,535)     --
                                                      ------- --------  -------
     Provision (benefit) for income taxes............ $15,487 $(19,172) $ 2,758
                                                      ======= ========  =======

   At December 31, 1998, the Company has net operating loss carryforwards of approximately $15.7 million that expire in the years 2006 and 2007 and alternative minimum tax credit carryforwards of approximately $2.3 million.

9. Employee benefit plan

   The Company has a voluntary defined contribution 401(k) savings and retirement plan for the benefit of its nonunion employees, who may contribute from 1% to 15% of their compensation up to a limit imposed by the Internal Revenue Code. The Company matches participating employee contributions up to 4% of their compensation and may also make an additional voluntary contribution to the plan. The Company's contributions totaled $1.4 million in 1998, $1.1 million in 1997, and $1.1 million in 1996.

10. Stockholders' deficiency

   The Class B common stock has the same rights as common stock, except that the Class B common stock has ten times the voting rights of common stock and is restricted as to its transfer. Each outstanding share of Class B common stock may be converted into one share of common stock at any time at the option of the stockholder.

   In 1981, the Company entered into various stock purchase agreements to sell shares of its common stock and Class B common stock to key employees and officers at fair market value at the time the agreements were executed. The agreements expire in 1999. The stock purchase agreements provide for distribution of one share of Class B common stock at no extra cost to the holder for each share of common stock at the time the common stock is purchased. At December 31, 1998 and 1997, there were an aggregate of 37,500 and 52,500 shares, respectively, of common stock and an equal number of shares of Class B common stock available for purchase at $2.00 per share of common stock. In 1998, 15,000 shares of common stock and 15,000 shares of Class B common stock were purchased under these agreements. No shares were purchased under these agreements in 1997 and 1996.

   The Company's Nonemployee-Directors' Equity Compensation Plan (the "Directors Plan") was approved by the Board of Directors in 1995 and the stockholders of the Company in 1996. The Directors Plan's purpose is to allow nonemployee directors to elect to receive directors' fees in the form of common stock instead of cash. There are 100,000 shares of common stock authorized and reserved for issuance under the Directors Plan.

   At December 31, 1998, the Company had 11,051,230 shares of common stock reserved for conversion of Class B common stock, 490,250 shares reserved under the Employee Stock Option Plan, 75,000 shares reserved under stock purchase agreements, and 92,188 shares reserved under the Directors Plan.

                            THE ACKERLEY GROUP, INC.

11. Stock Option Plan

   The Company's Employee Stock Option Plan (the "Plan") was approved by the Board of Directors and the stockholders of the Company in 1983. In 1994, the Plan was amended to extend the term of the Plan and to increase the amount of common stock reserved for issuance to 1,000,000 shares. As of December 31, 1998 and 1997, there were 230,250 shares of common stock available for future grants under the Plan.

   Under the Plan, the exercise price of the options equals the market price of the Company's stock on the date of grant and the options' maximum life is 10 years. The options vest at the end of five years of continuous employment.

   In 1998, the Company recognized stock compensation expense of $0.4 million primarily due to the amendments of certain stock option agreements.

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

   A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                               1998              1997               1996
                         ----------------- ------------------ -----------------
                                  Weighted           Weighted          Weighted
                                  Average            Average           Average
                                  Exercise           Exercise          Exercise
                         Options   Price   Options    Price   Options   Price
                         -------  -------- --------  -------- -------  --------
Options outstanding at
 beginning of year...... 320,600   $4.75    658,000   $2.96   690,000   $2.97
Granted.................     --      --      70,000    0.69       --      --
Exercised............... (60,600)   0.69   (367,400)   0.69   (32,000)   3.23
Canceled................     --      --     (40,000)   5.53       --      --
                         -------   -----   --------   -----   -------   -----
Options outstanding at
 end of year............ 260,000   $5.69    320,600   $4.75   658,000   $2.96
Exercisable at end of
 year...................     --      --      60,600   $0.69       --      --
Weighted average fair
 value of options
 granted during year....     --            $  14.00               --

   Exercise prices for options outstanding at December 31, 1998 ranged from $3.44 to $7.63. A summary of options outstanding as of December 31, 1998 is as follows:

                                                Weighted-
                                                 Average   Weighted-
                                                Remaining   Average
                                     Options   Contractual Exercise
     Range of Exercise Price       Outstanding    Life       Price   Exercisable
     -----------------------       ----------- ----------- --------- -----------
      $0.70 -  3.44...............   120,000          6.1    $3.44        --
       3.45 -  7.63...............   140,000          7.0     7.63        --
                                     -------
      $0.70 - $7.63...............   260,000    6.6 years    $5.69

   As required by Financial Accounting Standards Board Statement No. 123, the pro forma information regarding net income and earnings per share has been calculated as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is

                            THE ACKERLEY GROUP, INC.

estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 (there were no grants in 1998 and 1996): Dividend yield of 0%; expected volatility of 55%; risk-free interest rate of 6%; and a weighted-average expected life of the options of 7.5 years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma net income and earnings per common share follows:

                                                        1998    1997    1995
                                                       ------- ------- -------
     Pro forma net income............................. $18,971 $32,742 $15,554
     Pro forma net income per common share............   $0.60   $1.04   $0.50
     Pro forma net income per common share, assuming
      dilution........................................   $0.60   $1.03   $0.49

12. Commitments and contingencies

   The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. In addition, the Company participates in various governmental and administrative proceedings relating to, among other things, condemnation of outdoor advertising structures without payment of just compensation and matters affecting the operation of broadcasting facilities. The Company believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon its business or financial condition, except for the matters discussed in Note 13.

   The Company has employment contracts with certain employees, including basketball coaches and players of the Seattle SuperSonics, extending beyond December 31, 1998. Most of these contracts require that payments continue to be made if the individual should be unable to perform because of death or disability. Future minimum obligations under these contracts are as follows:

     1999..............................................................  $27,535
     2000..............................................................   25,947
     2001..............................................................   22,048
     2002..............................................................   13,625
     2003..............................................................    8,542
     Later years.......................................................      --
                                                                         -------
                                                                         $97,697
                                                                         =======

   The Seattle SuperSonics maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on the determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

   The Company is required to make minimum payments for equipment and facilities under non-cancelable operating lease agreements and broadcast agreements which expire in more than one year as follows:

                                                                      Broadcast
                                                Equipment/Facilities Obligations
                                                -------------------- -----------
     1999......................................       $ 4,376          $ 8,753
     2000......................................         3,608            3,897
     2001......................................         3,241            2,063
     2002......................................         2,673              816
     2003......................................         2,382              --
     Later years...............................         9,820              --
                                                      -------          -------
                                                      $26,100          $15,529
                                                      =======          =======

                            THE ACKERLEY GROUP, INC.

   Rent expense for operating leases aggregated $5.5 million in 1998, $5.4 million in 1997, and $4.5 million in 1996. Broadcasting film and programming expense aggregated $10.3 million in 1998, $8.3 million in 1997, and $8.2 million in 1996.

   On June 30, 1997, the Company entered into a time brokerage agreement with Utica Television Partners, L.L.C., the owner of television station WUTR licensed to Utica, New York. In conjunction with the transaction, the Company guaranteed a bank loan obligation of the licensee which had an aggregate principal amount of $7.9 million at December 31, 1998, maturing in December 2001. To date, there has been no default under the bank loan obligation and revenues from WUTR have been and are expected to continue to service the bank loan obligation.

   On April 24, 1996, the Company entered into a time brokerage agreement with Harron Television of Monterey, the owner of television station KION licensed to Monterey, California. In conjunction with the transaction, the Company guaranteed a bank loan obligation of the licensee which had an aggregate principal amount of $4.8 million maturing in December 1999. At December 31, 1998 and 1997, the outstanding principal amount of the bank loan obligation under the guarantee was $2.6 million and $3.7 million, respectively. To date, there has been no default under the bank loan obligation and revenues from KION have been and are expected to continue to service the bank loan obligation.

   The Company has incurred transportation costs of $1.3 million in 1998, $2.0 million in 1997, and $2.0 million in 1996, and made advance payments of $0.3 million at December 31, 1998, to a company controlled by the Company's major stockholder. At December 31, 1998, principal amounts outstanding on loans to the Company's major stockholder were $2.0 million.

13. Litigation accrual

   The Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. On February 29, 1996, a jury issued a verdict awarding the plaintiffs compensatory and punitive damages of approximately $13.0 million. At December 31, 1995, the Company initially recorded an accrual of $14.2 million, including estimated additional legal costs, related to the verdict. Following post-trial motions, the punitive damages award was reduced, and in 1997, the Company reduced the accrual related to this litigation by $5.0 million, leaving a total accrual of approximately $8.0 million.

   On October 1, 1998, the U.S. Court of Appeals for the Ninth Circuit ruled in the Company's favor, holding that the plaintiffs did not have a valid claim under the Federal Fair Labor Standards Act and striking the award of damages, including all punitive damages. The Court of Appeals remanded the case for further consideration of whether the plaintiffs have a valid claim under the Washington State Fair Labor Standards Act.

   On March 9, 1999, the Court of Appeals issued an order referring the case to an 11-judge panel for a new hearing. A hearing has been set for April 22, 1999.

14. Industry segment information

   In 1997, the Company adopted Financial Accounting Standards Board Statement No. 131. The Company organizes its segments based on the products and services from which revenues are generated. Segment information has been restated to present the out-of-home media, television broadcasting, radio broadcasting, and sports & entertainment segments. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow. The Company defines Operating Cash Flow as net revenue less operating expenses before amortization, depreciation, interest, litigation, and stock compensation expenses. Segment Operating Cash Flow is defined as Operating Cash Flow before corporate overhead.

   Selected financial information for these segments for the years ended December 31, 1998, 1997 and 1996 is presented as follows:

                            THE ACKERLEY GROUP, INC.

                          Out-of-Home  Television     Radio       Sports &
                             Media    Broadcasting Broadcasting Entertainment Consolidated
                          ----------- ------------ ------------ ------------- ------------
1998:
Net revenue.............   $108,560     $ 68,467     $ 24,474     $ 55,150     $ 256,651
Segment operating
 expenses...............    (65,605)     (55,996)     (14,819)     (58,119)     (194,539)
                           --------     --------     --------     --------     ---------
Segment Operating Cash
 Flow...................   $ 42,955     $ 12,471     $  9,655     $ (2,969)       62,112
                           ========     ========     ========     ========
Corporate overhead......                                                         (14,491)
                                                                               ---------
Operating Cash Flow.....                                                          47,621
Other expenses:
 Depreciation and
  amortization..........                                                          16,574
 Interest expense.......                                                          25,109
 Stock compensation
  expense...............                                                             452
 Gain on disposition of
  assets................                                                         (33,524)
                                                                               ---------
Income before income
 taxes and extraordinary
 item...................                                                       $  39,010
                                                                               =========
Segment assets..........   $ 75,113     $ 87,308     $ 59,650     $ 31,546     $ 253,617
                           ========     ========     ========     ========
Corporate assets........                                                          62,509
                                                                               ---------
Total assets............                                                       $ 316,126
                                                                               =========
Capital expenditures....   $  6,986     $  4,415     $  1,389     $    238     $  13,028
                           ========     ========     ========     ========
Corporate capital
 expenditures...........                                                          19,691
                                                                               ---------
Total capital
 expenditures...........                                                       $  32,719
                                                                               =========
1997:
Net revenue.............   $113,162     $ 63,611     $ 20,970     $ 73,432     $ 271,175
Segment operating
 expenses...............    (72,159)     (46,935)     (12,983)     (68,662)     (200,739)
                           --------     --------     --------     --------     ---------
Segment Operating Cash
 Flow...................   $ 41,003     $ 16,676     $  7,987     $  4,770        70,436
                           ========     ========     ========     ========
Corporate overhead......                                                         (10,013)
                                                                               ---------
Operating Cash Flow.....                                                          60,423
Other expenses:
 Depreciation and
  amortization..........                                                         (16,103)
 Interest expense.......                                                         (26,219)
 Litigation credit......                                                           5,000
 Stock compensation
  expense...............                                                          (9,344)
                                                                               ---------
Income before income
 taxes and extraordinary
 item...................                                                       $  13,757
                                                                               =========
Segment assets..........   $ 79,208     $ 75,955     $ 29,568     $ 45,261     $ 229,992
                           ========     ========     ========     ========
Corporate assets........                                                          36,393
                                                                               ---------
Total assets............                                                       $ 266,385
                                                                               =========
Capital expenditures....   $  6,523     $  7,211     $    873     $  1,706     $  16,313
                           ========     ========     ========     ========
Corporate capital
 expenditures...........                                                           1,280
                                                                               ---------
Total capital
 expenditures...........                                                       $  17,593
                                                                               =========
1996:
Net revenue.............   $ 99,833     $ 57,863     $ 17,955     $ 71,647     $ 247,298
Segment operating
 expenses...............    (63,924)     (42,137)     (10,844)     (61,816)     (178,721)
                           --------     --------     --------     --------     ---------
Segment Operating Cash
 Flow...................   $ 35,909     $ 15,726     $  7,111     $  9,831        68,577
                           ========     ========     ========     ========
Corporate overhead......                                                          (8,233)
                                                                               ---------
Operating Cash Flow.....                                                          60,344
Other expenses:
 Depreciation and
  amortization..........                                                         (16,996)
 Interest expense.......                                                         (24,461)
                                                                               ---------
Income before income
 taxes and extraordinary
 item...................                                                       $  18,887
                                                                               =========
Segment assets..........   $ 67,918     $ 62,915     $ 31,925     $ 49,546     $ 212,304
                           ========     ========     ========     ========
Corporate assets........                                                          12,608
                                                                               ---------
Total assets............                                                       $ 224,912
                                                                               =========
Capital expenditures....   $  4,674     $  3,770     $    393     $  1,652     $  10,489
                           ========     ========     ========     ========     =========
Corporate capital
 expenditures...........                                                           2,635
                                                                               ---------
Total capital
 expenditures...........                                                       $  13,124
                                                                               =========

                            THE ACKERLEY GROUP, INC.

15.  Summary of quarterly financial data (unaudited)

   The Company's results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the broadcasting segment. In particular, the Company's net revenue and Operating Cash Flow historically have been affected positively during the NBA basketball season (the first, second, and fourth quarters) and by increased advertising activity in the second and fourth quarters. For the fourth quarter of 1998, net revenue and Operating Cash Flow were adversely affected by the NBA lockout.

   The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                          First  Second    Third    Fourth
                                         Quarter Quarter  Quarter   Quarter
                                         ------- -------  -------   -------
     1998
     Net revenue........................ $81,046 $75,837  $48,087   $51,681
     Operating Cash Flow................  11,658  13,940   10,903    11,120
     Income before extraordinary item...     809  22,398*     229        87
     Extraordinary loss.................     --      --       --     (4,346)
     Net income.........................     809  22,398      229    (4,259)
     Net income per share...............     .03     .71      .01      (.14)
     Net income per share--assuming
     dilution...........................     .03     .70      .01      (.14)
     1997
     Net revenue........................ $71,454 $68,207  $52,605   $78,909
     Operating Cash Flow................  12,212  18,718   10,182    19,311
     Net income.........................   3,194  10,469      940**  18,326***
     Net income per share...............     .10     .34      .03       .58
     Net income per share--assuming
     dilution...........................     .10     .33      .03       .58

--------
*  Includes a gain on the sale of the Company's airport advertising operations.

** Includes stock compensation expense of $4.7 million and adjustment to litigation accrual of $5.0 million.

*** Includes adjustment to deferred tax valuation allowance of $14.6 million and additional stock compensation expense of $4.6 million.

                                 EXHIBIT INDEX

 Exhibit
   No.                                   Exhibit
 -------                                 -------
   3.1   Fourth Restated Certificate of Incorporation. (1)
   3.2   Amended and Restated Bylaws. (2)
  10.1   Credit Agreement dated January 22, 1999, by and among The Ackerley
         Group, Inc., First Union National Bank, Fleet Bank, N.A., Union Bank
         of California, N.A., KeyBank National Association, and Bank of
         Montreal, Chicago Branch. (3)
  10.2   Security Agreement dated January 22, 1999 between The Ackerley Group,
         Inc. and First Union National Bank, as administrative agent. (3)
  10.3   Pledge Agreement dated January 22, 1999 between The Ackerley Group,
         Inc. and First Union National Bank, as administrative agent. (3)
  10.4   Composite Conformed Copies of Note Agreement between the Company and certain insurance companies, dated as of December 1, 1989. (4)
  10.5   Amendment No. 1 dated October 18, 1991 to Note Agreements dated
         December 1, 1988 and December 1, 1989. (5)
  10.6   Agreements of Waiver and Amendment dated as of September 30, 1990, relating to the Note Agreements. (6)
  10.7   Implementation and Waiver Agreement dated October 18, 1991. (5)
  10.8   The Company's Employee Stock Option Plan, as amended and restated on
         March 4, 1996. (7)
  10.9   Nonemployee-Director's Equity Compensation Plan.(8)
  10.10  Premises Use and Occupancy Agreement between The City of Seattle and
         SSI Sports, Inc. dated March 2, 1994. (9)
  10.11  Purchase and Sale Agreement between Sky Sites, Inc. and Ackerley
         Airport Advertising, Inc., dated as of May 19, 1998. (10)
  10.12  Asset Purchase Agreement between Sinclair Communications, Inc. and The
         Ackerley Group, Inc., dated September 25, 1998 (relating to WOKR(TV),
         Rochester, New York). (11)
  10.13  Acquisition Agreement between Wicks Broadcast Group Limited
         Partnership and AK Media Group, Inc., dated as of November 30, 1998
         (relating to KMTR(TV), Eugene, Oregon). (12)
  10.14  Asset Exchange Agreement among Benedek Broadcasting Corporation,
         Benedek License Corporation and AK Media Group, Inc., dated December
         30, 1998 (relating to KKTV(TV), Colorado Springs, Colorado, and
         KCOY(TV), Santa Maria, California). (12)
  10.15  Indenture dated December 14, 1998 between The Ackerley Group, Inc. and
         The Bank of New York, as Trustee, relating to the 9% Senior
         Subordinated Notes due 2009. (12)
  10.16  Registration Rights Agreement dated December 14, 1998 among The
         Ackerley Group, Inc. and the Initial Purchasers named therein. (12)
  10.17  Registration Rights Agreement dated February 24, 1999 between The
         Ackerley Group, Inc. and First Union Capital Markets.
  21     Subsidiaries of the Company. (12)
  24     Power of Attorney for each of Barry A. Ackerley, Gail A. Ackerley,
         Deborah L. Bevier, M. Ian G. Gilchrist and Michel C. Thielen dated
         March 24, 1999.
  27     Financial Data Schedule.

--------
 (1) Incorporated by reference to Exhibit 3.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
 (2) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
 (3) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 21 to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed March 10, 1999, File No. 333-71583.
 (4) Incorporated by reference to Exhibits 10.13 and 10.16, respectively, to the Company's 1989 Annual Report on Form 10-K.
 (5) Incorporated by reference to Exhibits 10.9, 10.10 and 10.16, respectively, to the Company's 1991 Annual Report on Form 10-K.
 (6) Incorporated by reference to Exhibit 10.20 to the Company's 1990 Annual Report on Form 10-K.
 (7) Incorporated by reference to Exhibit 10.10 to the Company's 1995 Annual Report on Form 10-K.
 (8) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed on May 14, 1996.
 (9) Incorporated by reference to Exhibit 10.22 to the Company's 1994 Annual Report of Form 10-K.
(10) Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, filed on July 15, 1998.
(11) Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.
(12) Incorporated by reference to Exhibits 4.1, 4.3, 10.13, 10.14, and 21 to the Company's registration statement on Form S-4, filed February 2, 1999 (Reg. No. 333-71583).