Form 10-Q
period 1999-03-31
ACKERLEY GROUP INC
filed 1999-05-17
CIK 319120

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

                     For the quarter ended March 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Yes   X    No
                             -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Class                        Outstanding at April 30, 1999
-------------------------------         --------------------------------------
 Common Stock, $.01 par value                       20,577,268 shares
 Class B Common Stock, $.01 par value               11,051,230 shares
===============================================================================

                               TABLE OF CONTENTS

                                                                       Page
-------------------------------------------------------------------------------
PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS
          MARCH 31, 1999 AND DECEMBER 31, 1998.........................  1

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998............  2

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998............  3

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........  4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................  8


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................. 15

          SIGNATURES................................................... 15

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                           THE ACKERLEY GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                _______________

                                                        ASSETS
                                                                                (Unaudited)
                                                                                 March 31,            December 31,
                                                                                    1999                  1998
                                                                            --------------------  --------------------
                                                                                         (In thousands)
Current assets:
  Cash and cash equivalents                                                      $  2,547              $  4,630
  Accounts receivable, net of allowance                                            46,832                44,680
  Current portion of broadcast rights                                               6,719                 7,339
  Prepaid expenses                                                                 12,954                10,212
  Deferred tax asset                                                                4,497                 4,497
  Other current assets                                                              3,564                 3,883
                                                                                 --------              --------
     Total current assets                                                          77,113                75,241

Property and equipment, net                                                       120,551               113,108
Goodwill, net                                                                     107,028                70,034
Other intangibles, net                                                              7,534                 7,780
Other assets                                                                       54,572                49,963
                                                                                 --------              --------
     Total assets                                                                $366,798              $316,126
                                                                                 ========              ========
                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                               $  4,703              $  8,004
  Accrued interest                                                                  6,320                   694
  Other accrued liabilities                                                        17,105                11,861
  Deferred revenue                                                                 12,046                27,736
  Current portion of broadcasting obligations                                       7,063                 8,139
  Current portion of long-term debt                                                 4,973                 3,101
                                                                                 --------              --------
     Total current liabilities                                                     52,210                59,535

Long-term debt, less current portion                                              329,709               266,999
Litigation accrual                                                                  7,999                 8,016
Other long-term liabilities                                                         7,029                 7,417
                                                                                 --------              --------
     Total liabilities                                                            396,947               341,967

Stockholders' deficiency:
  Common stock, par value $.01 per share--authorized 50,000,000 shares;
   issued 21,952,214 shares at March 31, 1999 and 21,951,380 shares at
   December 31, 1998; and outstanding 20,577,268 shares at March 31, 1999
   and 20,576,434  shares at December 31, 1998                                        219                   219




  Class B common stock, par value $.01 per share--authorized 11,406,510 shares; and issued and outstanding 11,051,230 shares at March 31, 1999
   and December 31, 1998                                                              111                   111



Capital in excess of par value                                                     10,584                10,339
Deficit                                                                           (30,974)              (26,421)
Less common stock in treasury, at cost                                            (10,089)              (10,089)
                                                                                 --------              --------
  Total stockholders' deficiency                                                  (30,149)              (25,841)
                                                                                 --------              --------
  Total liabilities and stockholders' deficiency                                 $366,798              $316,126
                                                                                 ========              ========

            See Notes to Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                _______________

                                                             For the Three Month
                                                            Periods Ended March 31,
                                                             1999            1998
                                                        --------------  ---------------
                                                         (In thousands, except
                                                           per share amounts)

      Revenue                                              $75,117          $89,629
      Less agency commissions and discounts                 (7,421)          (8,583)
                                                           -------          -------
      Net revenue                                           67,696           81,046

      Expenses (other income):
         Operating expenses                                 60,164           69,388
         Depreciation and amortization expense               4,723            3,843
         Interest expense                                    7,311            6,510
         Stock compensation expense                            244              ---
         Gain on disposition of assets                      (1,626)             ---
                                                           -------          -------

             Total expenses and other income                70,816           79,741
                                                           -------          -------

      Income (loss) before income taxes                     (3,120)           1,305
      Income tax benefit (expense)                             572             (496)
                                                           -------          -------
      Income (loss) before extraordinary item               (2,548)             809
      Extraordinary item: loss on debt                      (1,373)             ---
      extinguishment                                       -------          -------

      Net income (loss)                                    $(3,921)         $   809
                                                           =======          =======

      Income (loss) per common share, before
        extraordinary item                                 $ (0.08)         $  0.03

      Extraordinary item: loss on debt                       (0.04)             ---
        extinguishment                                     -------          -------
      Net income (loss) per common share                   $ (0.12)         $  0.03
                                                           =======          =======

      Income (loss) per common share, assuming
        dilution, before extraordinary item                $ (0.08)         $  0.03

      Extraordinary item: loss on debt                       (0.04)             ---
        extinguishment                                     -------          -------
      Net income (loss) per common share,
        assuming dilution                                  $ (0.12)         $  0.03
                                                           =======          =======

      Dividends per common share                           $  0.02          $  0.02
                                                           =======          =======
      Dividends per common share, assuming
        dilution                                           $  0.02          $  0.02
                                                           =======          =======

      Weighted average number of common shares              31,627           31,458

      Weighted average number of common shares,
      assuming dilution                                     31,882           31,692


            See Notes to Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                _______________

                                                                                          For the Three Month
                                                                                          Periods Ended March 31,
                                                                                         1999                  1998
                                                                                -------------------  --------------------
                                                                                          (In thousands)
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash used in operating activities:
  Net income (loss)                                                                   $  (3,921)            $     809
  Adjustment to reconcile net income (loss) to net cash used in operating activities:
     Stock compensation expense                                                             244                   ---
     Deferred tax expense (benefit)                                                      (1,092)                  290
     Debt extinguishment, net of taxes                                                    1,373
     Depreciation and amortization                                                        4,723                 3,843
     Amortization of deferred financing costs                                               429                   130
     Gain on disposition of assets                                                       (1,626)                  ---
     Gain on sale of property and equipment                                                 ---                   (25)
     Amortization of broadcast rights                                                     2,727                 2,781
     Income from barter transactions                                                       (576)                 (545)
  Change in assets and liabilities:
     Accounts receivable                                                                 (2,152)                4,262
     Prepaid expenses                                                                    (2,742)                  102
     Other current assets and other assets                                                1,211                (4,051)
     Accounts payable and accrued interest                                                2,325                 4,972
     Other accrued liabilities and other long-term liabilities                            4,926                 1,631
     Deferred revenues                                                                  (15,690)              (12,168)
     Current portion of broadcast obligations                                            (3,289)               (2,782)
                                                                                      ---------             ---------
  Net cash used in operating activities                                                 (13,130)                 (751)

Cash flows from investing activities
  Proceeds from disposition of assets                                                     1,626                   ---
  Proceeds from sale of property and equipment                                              175                    76
  Capital expenditures                                                                   (5,919)              (11,976)
  Payments for acquisitions                                                             (42,564)              (10,756)
  Other, net                                                                                ---                  (513)
                                                                                      ---------             ---------
  Net cash used in investing activities                                                 (46,682)              (23,169)

Cash flows from financing activities:
  Borrowings under credit agreements                                                    169,063               171,750
  Payments under credit agreements                                                     (104,274)             (145,924)
  Payments under capital lease obligations                                                 (220)                 (210)
  Note redemption prepayment fees                                                        (1,208)                  ---
  Payments of deferred financing costs                                                   (5,632)               (1,345)
  Proceeds from stock issuance                                                              ---                    72
                                                                                      ---------             ---------
  Net cash provided by financing activities                                              57,729                24,343

Net increase (decrease) in cash and cash equivalents                                     (2,083)                  423
Cash and cash equivalents at beginning of period                                          4,630                 3,656
                                                                                      ---------             ---------
Cash and cash equivalents at end of period                                            $   2,547             $   4,079
                                                                                      =========             =========

  Supplemental disclosure of noncash transactions:
     Broadcast rights acquired and broadcast obligations assumed                      $   1,567             $      29
     Property and equipment acquired through barter                                         606                   602

            See Notes to Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Certain prior year's amounts have been reclassified to conform to the 1999 presentation.

NOTE 2.  DEBT

     On January 22, 1999, the Company replaced its $300.0 million credit agreement with a new $325.0 million credit agreement (the "1999 Credit Agreement"), consisting of a $150.0 million term loan facility (the "Term Loan") and a $175.0 million revolving credit facility (the "Revolver"). The Revolver includes up to $10.0 million in standby letters of credit. The transaction resulted in a charge of approximately $0.6 million, net of applicable taxes, consisting of the write-off of deferred financing costs.

     Principal repayments under the Term Loan are due quarterly from March 31, 2000 through December 31, 2005. The Revolver requires scheduled annual commitment reductions, with required principal repayments of outstanding amounts in excess of the commitment levels, quarterly beginning March 31, 2001 through December 31, 2005.

     The Company can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on the Company's total leverage ratio. The commitment fees under the Revolver are payable quarterly at a rate based on the Company's total leverage ratio.

     On February 24, 1999, the Company issued additional 9% Senior Subordinated Notes due 2009 (the "9% Senior Subordinated Notes") in the aggregate amount of $25.0 million. The total aggregate amount of 9% Senior Subordinated Notes issued and outstanding is $200.0 million. These notes bear interest at 9% which is payable semi-annually in January and July. Principal is payable in full in January 2009.

     On March 15, 1999, the Company redeemed its $20.0 million outstanding principal of the 10.48% Senior Subordinated Notes due 2000 (the "10.48% Senior Subordinated Notes") with borrowings under the Revolver. This transaction resulted in a charge of approximately $0.8 million, net of applicable taxes, consisting of prepayment fees and the write-off of deferred financing costs.

NOTE 3.  ACQUISITIONS

     On January 5, 1999, the Company purchased substantially all of the assets of KVIQ(TV), the CBS affiliate licensed to Eureka, California, for approximately $5.5 million, pursuant to an agreement dated July 15, 1998. Pending closing of the transaction, the Company operated the station pursuant to a time brokerage agreement with the former owner. The Company recorded net assets with estimated fair values aggregating $0.5 million and goodwill of $5.0 million.

     On February 19, 1999, the Company purchased substantially all of the assets of an outdoor advertising company in the Boston/Worcester, Massachusetts market for approximately $11.0 million. The Company recorded net assets with estimated fair values aggregating $0.6 million and goodwill of $10.4 million.

     On March 16, 1999, the Company purchased substantially all of the assets of KMTR(TV), the NBC affiliate licensed to Eugene, Oregon, together with two satellite stations licensed to Roseburg and Coos Bay, Oregon, and a low power station licensed to Eugene. The purchase price was approximately $26.0 million. From December 1, 1998 until closing of the transaction, the Company operated the stations pursuant to a time brokerage agreement with the former owner. The Company recorded net assets with estimated fair values aggregating $3.0 million and goodwill of $23.0 million.

     On April 12, 1999, the Company purchased substantially all of the assets of WOKR(TV), the ABC affiliate licensed to Rochester, New York, for approximately $128.2 million. In September 1998, the Company paid $12.5 million of the purchase price into an escrow account, with the balance paid at closing. The Company recorded net assets with estimated fair values aggregating $9.8 million and goodwill of $118.4 million.

     The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three month periods ended March 31, 1999 and 1998, giving pro forma effect to the acquisition of WOKR(TV) as if the acquisition had been made at the beginning of the periods presented. These pro forma consolidated statements do not necessarily reflect the results of operations which would have occurred had such an acquisition taken place on the date indicated.

                                                                             For the Three Month
                                                                            Periods Ended March 31,
                                                                           1999                     1998
                                                                -----------------------  -----------------------
                                                                     (In thousands, except per share amounts)
Net revenue                                                              $ 71,606                 $ 84,741
Operating expenses                                                        (62,728)                 (71,737)
Income (loss) before extraordinary item                                    (2,337)                     781
Net income (loss)                                                          (3,710)                     781
Net income (loss) per common share                                          (0.12)                    0.02
Net income (loss) per common share, assuming dilution                       (0.12)                    0.02

     On May 1, 1999, the Company exchanged substantially all of the assets plus certain liabilities of KKTV(TV), a CBS affiliate licensed to Colorado Springs, Colorado, for substantially all of the assets plus certain liabilities of KCOY(TV), a CBS affiliate licensed to Santa Maria, California. In conjunction with the transaction, the Company received a cash payment of approximately $9.0 million (subject to certain adjustments). Pending closing of the transaction, the Company operated KCOY(TV) and the former owner of KCOY(TV) operated KKTV(TV) pursuant to time brokerage agreements. The Company recorded net assets with estimated fair values aggregating $7.2 million and goodwill of $16.8 million.

NOTE 4.  TELEVISION BROADCASTING SEGMENT RESTRUCTURING

     On April 6, 1999, the Company announced the launch of Digital CentralCasting, a digital broadcasting system which allows the Company to consolidate back-office functions such as operations, traffic, programming, and accounting for several television stations at one location. To implement this strategy, the Company has organized the television stations it owns and operates into the following three regional station groups: New York (WIXT, WIVT, WUTR, and WOKR), Central Coast (KGET, KCBA, KION, and KCOY), and North Coast (KFTY, KVIQ, and KMTR). Using Digital CentralCasting, one station will perform the back-office functions for all of the stations in a regional station group.

     The Company expects to implement Digital CentralCasting in the New York station group by July 1, 1999, the Central Coast station group in the fourth quarter of 1999, and the North Coast station group in the first quarter of 2000. The Company will accrue the costs related to the implementation when the amount of these costs becomes reasonably determinable.

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

     On March 9, 1999, the Court of Appeals issued an order referring the case to an 11-judge panel for a new hearing, which was held on April 23, 1999. A decision from the hearing has not yet been rendered.

NOTE 6.  INDUSTRY SEGMENT INFORMATION

     The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow. The Company defines Operating Cash Flow as net revenue less operating expenses before depreciation, amortization, interest, disposition of assets, and stock compensation expenses. Segment Operating Cash Flow is defined as Operating Cash Flow before corporate overhead.

     Selected financial information for these segments for the three month periods ended March 31, 1999 and 1998 is presented as follows:

Three Month Period Ended            Outdoor     Television        Radio         Sports &
March 31, 1999:                      Media     Broadcasting   Broadcasting   Entertainment   Consolidated
                                   ---------  -------------  -------------  --------------  -------------
                                                               (In thousands)
Net revenue                        $ 19,990       $ 16,251        $ 5,221        $ 26,234       $ 67,696
Segment operating expenses          (12,957)       (16,291)        (3,452)        (23,652)       (56,352)
                                   --------       --------        -------        --------       --------
Segment Operating Cash Flow        $  7,033       $    (40)       $ 1,769        $  2,582         11,344
                                   ========       ========        =======        ========
Corporate overhead                                                                                (3,812)
                                                                                                --------
Operating Cash Flow                                                                                7,532

Other (expenses) income:
  Depreciation and amortization                                                                   (4,723)
  Interest expense                                                                                (7,311)
  Stock compensation expense                                                                        (244)
  Gain on disposition of assets                                                                    1,626
                                                                                                --------
Income before income taxes and
 extraordinary item                                                                             $ (3,120)
                                                                                                ========
Segment assets                     $ 88,114       $115,644        $57,964        $ 39,343       $301,065
                                   ========       ========        =======        ========
Corporate assets                                                                                  65,733
                                                                                                --------
Total assets                                                                                    $366,798
                                                                                                ========

Three Month Period Ended
March 31, 1998:

Net revenue                        $ 26,467       $ 14,536        $ 4,956        $ 35,087       $ 81,046
Segment operating expenses          (18,962)       (13,651)        (3,502)        (30,216)       (66,331)
                                   --------       --------        -------        --------       --------
Segment Operating Cash Flow        $  7,505       $    885        $ 1,454        $  4,871       $ 14,715
                                   ========       ========        =======        ========
Corporate Overhead                                                                                (3,057)
                                                                                                --------
Operating Cash Flow                                                                               11,658

Other (expenses) income:
  Depreciation and amortization                                                                   (3,843)
  Interest expense                                                                                (6,510)
                                                                                                --------
Income before income taxes and                                                                  $  1,305
 extraordinary item                                                                             ========

     The increase in assets from the outdoor media and television broadcasting segments as of March 31, 1999 compared to December 31, 1998 is primarily due to the acquisitions of an outdoor advertising company for $11.0 million and television stations KMTR for $26.0 million and KVIQ for $5.5 million, as discussed in Note 3.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We reported a net loss of $3.9 million for the first three months of 1999, compared to net income of $0.8 million for the first three months of 1998. Net revenues for the first three months of 1999 decreased over the same period last year by $13.3 million, or 16%, while our Operating Cash Flow (as defined below) decreased by $4.2 million, or 36%.

     On April 15, 1999, we paid a $.02 per share dividend.

     Refinancing. On January 22, 1999, we replaced our existing credit agreement with the new $325.0 million 1999 Credit Agreement. On February 24, 1999, we issued additional 9% Senior Subordinated Notes in the aggregate amount of $25.0 million. On March 15, 1999, we redeemed the $20.0 million outstanding principal of the 10.48% Senior Subordinated Notes with borrowings under the Revolver.

     Acquisitions. We acquired four television stations and an outdoor advertising company. These transactions are more fully described in Note 3 to the Condensed Consolidated Financial Statements.

     As with many media companies that have grown through acquisitions, our acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, our management believes that Operating Cash Flow (defined as net revenue less operating expenses before depreciation, amortization, interest, disposition of assets, and stock compensation expenses) is an appropriate measure of the Company's financial performance. Similarly, our management believes that Segment Operating Cash Flow (defined as Operating Cash Flow before corporate overhead) is an appropriate measure of the financial performance of our segments. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use Operating Cash Flow to pay interest and principal on our long-term debt as well as to finance capital expenditures. Operating Cash Flow and Segment Operating Cash Flow, however, are not to be considered alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

Results of Operations

     The following tables set forth certain historical financial and operating data for the three month periods ended March 31, 1999 and 1998, including net revenue, operating expenses, and Operating Cash Flow information by segment:


                                                 Three Month Periods Ended March 31,
                                    -----------------------------------------------------------
                                                  1999                          1998
                                    ----------------------------  -----------------------------
                                                       (Dollars in thousands)
                                                         As % of                         As % of
                                        Amount         Net Revenue        Amount       Net Revenue
                                      --------------  --------------  --------------  --------------

Net revenue.......................     $67,696            100.0%          $81,046          100.0%
Segment operating expenses........      56,352             83.2            66,331           81.8
Corporate overhead................       3,812              5.6             3,057            3.8
                                       -------                            -------
     Total operating expenses.....      60,164             88.9            69,388           85.6
                                       -------                            -------

Operating Cash Flow...............       7,532             11.1            11,658           14.4

Other expenses (income):
  Depreciation and amortization...       4,723              7.0             3,843            4.7
  Interest expense................       7,311             10.8             6,510            8.0
  Stock compensation expense......         244              0.4              ---             ---

                                                 Three Month Periods Ended March 31,
                                    -----------------------------------------------------------
                                                  1999                          1998
                                    ----------------------------  -----------------------------
                                                       (Dollars in thousands)
                                                         As % of                         As % of
                                        Amount         Net Revenue        Amount       Net Revenue
                                      --------------  --------------  --------------  --------------

   Gain on disposition of assets..      (1,626)             (2.4)            ---             ---
                                        ------                             ------
     Total other expenses and
      income......................      10,652              15.7           10,353           12.8
                                        ------                             ------
Income (loss) before income taxes.      (3,120)             (4.6)           1,305            1.6
Income tax benefit (expense)......         572               0.8             (496)          (0.6)
                                        ------                             ------
Income (loss) before
 extraordinary item...............      (2,548)             (3.8)             809            1.0
Extraordinary item................      (1,373)             (2.0)             ---            ---
                                        ------                             ------
Net income (loss).................     $(3,921)             (5.8)            $809            1.0
                                       =======                             ======

                                                                          Three Month Periods Ended
                                                                                  March 31,
                                                                  ------------------------------------------
                                                                        1999                      1998
                                                                  -----------------         ----------------
                                                                           (Dollars in thousands)
Net revenue:
   Outdoor media................................................           $19,990                  $26,467
   Television broadcasting......................................            16,251                   14,536
   Radio broadcasting...........................................             5,221                    4,956
   Sports & entertainment.......................................            26,234                   35,087
                                                                           -------                  -------
         Total net revenue......................................           $67,696                  $81,046
                                                                           =======                  =======

Segment operating expenses:
   Outdoor media................................................           $12,957                  $18,962
   Television broadcasting......................................            16,291                   13,651
   Radio broadcasting...........................................             3,452                    3,502
   Sports & entertainment.......................................            23,652                   30,216
                                                                           -------                  -------
         Total segment operating expenses.......................           $56,352                  $66,331
                                                                           =======                  =======

Operating Cash Flow:
   Outdoor media................................................           $ 7,033                  $ 7,505
   Television broadcasting......................................               (40)                     885
   Radio broadcasting...........................................             1,769                    1,454
   Sports & entertainment.......................................             2,582                    4,871
                                                                           -------                  -------
         Total segment Operating Cash Flow......................            11,344                   14,715
   Corporate overhead...........................................            (3,812)                  (3,057)
                                                                           -------                  -------
         Total Operating Cash Flow..............................           $ 7,532                  $11,658
                                                                           =======                  =======

Change in net revenue from prior periods:
   Outdoor media................................................            (24.5)%                     6.3%
   Television broadcasting......................................              11.8%                     7.5%
   Radio broadcasting...........................................               5.3%                    20.1%
   Sports & entertainment.......................................            (25.2)%                    21.4%
         Change in total net revenue............................            (16.5)%                    13.4%

                                                                             Three Month Periods Ended
                                                                                     March 31,
                                                                      ------------------------------------------
                                                                            1999                      1998
                                                                      -----------------         ----------------
                                                                               (Dollars in thousands)
Segment operating expenses as a % of segment net revenue:
   Outdoor media................................................              64.8%                    71.6%
   Television broadcasting......................................             100.2%                    93.9%
   Radio broadcasting...........................................              66.1%                    70.7%
   Sports & entertainment.......................................              90.2%                    86.1%
         Total segment operating expenses as a   % of total net
          revenue...............................................              83.2%                    81.8%

Operating Cash Flow as a % of segment net revenue:
   Outdoor media................................................              35.2%                    28.4%
   Television broadcasting......................................             (0.2)%                     6.1%
   Radio broadcasting...........................................              33.9%                    29.3%
   Sports & entertainment.......................................               9.8%                    13.9%
         Total Operating Cash Flow as a %   of total net                      11.1%                    14.4%
          revenue...

Three Month Period Ended March 31, 1999 Compared With Three Month Period Ended March 31, 1998

      Net Revenue. Our net revenue for the first quarter of 1999 was $67.7 million. This represented a decrease of $13.3 million, or 16%, compared to $81.0 million for the first quarter of 1998. Changes in net revenue were as follows:

     . Outdoor Media. Our net revenue for the first quarter of 1999 from our outdoor media segment decreased by $6.5 million, or 25%, compared to the first quarter of 1998. This decrease was primarily due to the absence of our airport advertising operations, which we sold in June 1998, partially offset by increased national sales. Excluding our airport advertising operations, our net revenue for the first quarter of 1999 from our outdoor media segment increased by $1.0 million, or 5%, compared to the first quarter of 1998.

     . Television Broadcasting. Our net revenue for the first quarter of 1999 from our television broadcasting segment increased by $1.8 million, or 12%, compared to the first quarter of 1998. This increase was mainly due to the addition of stations KVIQ in July 1998, KMTR in December 1998, and KCOY in January 1999. Excluding the addition of these stations, our net revenue for the first quarter of 1999 from our television broadcasting segment remained constant compared to the first quarter of 1998.

     . Radio Broadcasting. Our net revenue for the first quarter of 1999 from our radio broadcasting segment increased by $0.2 million, or 5%, compared to the first quarter of 1998. This increase was mainly due to higher national and local sales.

     . Sports & Entertainment. Our net revenue for the first quarter of 1999 from our sports & entertainment segment decreased by $8.9 million, or 25%, compared to the first quarter of 1998. This decrease primarily represented decreased ticket and sponsorship sales for the first quarter of 1999 as a result of the NBA lockout.

     Segment Operating Expenses (Excluding Corporate Overhead). Our operating expenses (excluding corporate overhead) for the first quarter of 1999 were $56.4 million. This represented a decrease of $9.9 million, or 15%, compared to $66.3 million for the first quarter of 1998. Changes in operating expenses (excluding corporate overhead) were as follows:

     . Outdoor Media. Our operating expenses for the first quarter of 1999 from our outdoor media segment decreased by $6.0 million, or 32%, compared to the first quarter of 1998. This decrease was primarily due to the absence of our airport advertising operations which we sold in June 1998, partially offset by higher employment-related expenses. Excluding our airport advertising operations, our operating expenses for the first quarter of 1999 from our outdoor media segment increased by $0.9 million or 7%, compared to the first quarter of 1998.

     . Television Broadcasting. Our operating expenses for the first quarter of 1999 from our television broadcasting segment increased by $2.6 million, or 19%, compared to the first quarter of 1998. This increase was primarily due to the addition of stations KVIQ in July 1998, KMTR in December 1998, and KCOY in January 1999, and higher program, promotion, and production expenses relating to the expansion of local news. Excluding the addition of these stations, our operating expenses for the first quarter of 1999 from our television broadcasting segment increased by $0.4 million, or 3%, compared to the first quarter of 1998.

     . Radio Broadcasting. Our operating expenses for the first quarter of 1999 from our radio broadcasting segment remained constant at $3.5 million compared to the first quarter of 1998.

     . Sports & Entertainment. Our operating expenses for the first quarter of 1999 from our sports & entertainment segment decreased by $6.5 million, or 22%, compared to the first quarter of 1998. This decrease was mainly attributable to decreased expenses in the first quarter of 1999 due to the NBA lockout.

     Corporate Overhead. Our corporate overhead expenses were $3.8 million for the first quarter of 1999. This represented an increase of $0.7 million, or 23%, compared to the first quarter of 1998. This increase was primarily due to higher utilization of outside services and increased marketing costs.

     Operating Cash Flow. Our Operating Cash Flow decreased by $4.2 million to $7.5 million for the first quarter of 1999 compared to $11.7 million for the first quarter of 1998. The decrease in Operating Cash Flow from our outdoor media, television broadcasting, and sports & entertainment segments and the increase in our corporate overhead expenses were partially offset by the increase in Operating Cash Flow from our radio broadcasting segment. Operating Cash Flow as a percentage of total net revenue decreased to 11% for the first quarter of 1999 compared to 14% from the first quarter of 1998.

     Depreciation and Amortization Expense. Our depreciation and amortization expense was $4.7 million for the first quarter of 1999. This represented an increase of $0.9 million, or 24%, compared to the first quarter of 1998. This increase mainly resulted from amortization expense relating to our business acquisitions during 1998 and depreciation expense on our new Seattle SuperSonics aircraft, which was completed in December 1998.

     Interest Expense. Our interest expense was $7.3 million for the first quarter of 1999. This represented an increase of $0.8 million, or 12%, compared to the first quarter of 1998. This increase was primarily due to higher average debt balances during the first quarter of 1999.

     Stock Compensation Expense. For the first quarter of 1999, we recognized stock compensation expense of $0.2 million, primarily relating to the amendment of a stock option agreement. There was no stock compensation expense in the first quarter of 1998.

     Gain on Disposition of Assets. For the first quarter of 1999, we recognized a gain on disposition of assets of $1.6 million, which represented the final cash payment received on the sale of our airport advertising operations in June 1998.

     Income Tax Benefit (Expense). We recorded an income tax benefit of $0.6 million for the first quarter of 1999, primarily as a result of our loss before income taxes of $3.1 million. For the first quarter of 1998, our income tax expense was $0.5 million.

     Extraordinary Item. For the first quarter of 1999, we replaced our existing credit agreement with a new $325.0 million credit agreement and redeemed our $20.0 million 10.48% Senior Subordinated Notes. These transactions resulted in an aggregate charge of $1.4 million, net of taxes, primarily consisting of the write-off of deferred financing costs and prepayment fees.

     Net Income (Loss). Our net loss was $3.9 million for the first quarter of 1999. This represented a $4.7 million decrease from our net income of $0.8 million for the first quarter of 1998. This decrease primarily resulted from the decrease in Operating Cash Flow and the recognition of the extraordinary loss related to debt extinguishment, partially offset by the gain on disposition of assets in the first quarter of 1999. Net loss as a percentage of net revenue was 6% for the first quarter of 1999, which represents a decrease from net income as a percentage of net revenue of 1% for the first quarter of 1998.

Liquidity and Capital Resources

     On January 22, 1999, we replaced our existing $300.0 million credit agreement with the new $325.0 million 1999 Credit Agreement, consisting of the $150.0 million Term Loan and the $175.0 million Revolver. The Revolver includes up to $10.0 million in standby letters of credit.

     On February 24, 1999, we issued additional 9% Senior Subordinated Notes in the aggregate principal amount of $25.0 million. The total aggregate amount of 9% Senior Subordinated Notes issued and outstanding is $200.0 million. These notes bear interest at 9% which is payable semi-annually in January and July. Principal is payable in full in January 2009.

     On March 15,1999, we redeemed the $20.0 million outstanding principal of the 10.48% Senior Subordinated Notes with borrowings under the Revolver.

     As of March 31, 1999, we had borrowed $65.0 million of the Term Loan and $46.0 million of the Revolver. Principal repayments under the Term Loan are due quarterly from March 31, 2000 through December 31, 2005. The Revolver requires scheduled annual commitment reductions, with required principal repayments of outstanding amounts in excess of the commitment levels, quarterly beginning March 31, 2001 through December 31, 2005.

     Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on our total leverage ratio. As of March 31, 1999, the annual interest rate of borrowings under the 1999 Credit Agreement was approximately 7.74%.

     We have pledged substantially all of our subsidiaries' outstanding stock and assets as collateral for amounts due under the 1999 Credit Agreement. Thus, if we default under the 1999 Credit Agreement, the lenders may take possession of and sell some or substantially all of our subsidiaries or their assets.

     We have also provided guarantees by most of our subsidiaries as further security for our payment of obligations under the 1999 Credit Agreement and the Indenture for the 9% Senior Subordinated Notes.

     In addition, the 1999 Credit Agreement and the Indenture for the 9% Senior Subordinated Notes restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios. As of March 31, 1999, we were in compliance with all such ratios and covenants.

     Our working capital increased to $24.9 million at March 31, 1999 from $15.7 million at December 31, 1998 primarily due to a reduction of deferred revenue resulting from the NBA lockout, partially offset by an increase in accrued interest resulting from the refinancing activity in the fourth quarter of 1998 and first quarter of 1999.

     We expended $5.9 million for capital expenditures in the first quarter of 1999, compared to $12.0 million in the corresponding quarter in 1998. Capital expenditures in the first quarter of 1999 were primarily for broadcasting equipment and advertising signs.

     For the periods presented, we financed our working capital needs primarily from cash provided by operating activities and bank borrowings. Over that period, long-term liquidity needs, including financing for acquisitions, have been met primarily through additions to long-term debt, principally through bank borrowings and the issuance of subordinated debt securities. Capital expenditures for new property and equipment have been financed with long-term debt. Cash used in operating activities for the first quarter of 1999 was $13.1 million, an increase from cash used in operating activities of $0.8 million for the first quarter of 1998.

     On April 15, 1999, we paid our shareholders a cash dividend of $.02 per share.

Subsequent Events

     On April 6, 1999, we announced the launch of Digital CentralCasting, a digital broadcasting system which will allow us to consolidate back-office functions such as operations, traffic, programming, and accounting for several television stations at one location. To implement this strategy, we have organized the television stations we own and operate into the following three regional station groups: New York (WIXT, WIVT, WUTR, and WOKR), Central Coast (KGET, KCBA, KION, and KCOY), and North Coast (KFTY, KVIQ, and KMTR). Using Digital CentralCasting, one station will perform the back-office functions for all of the stations in a regional station group. We believe this strategy will enhance our operational efficiency through economies of scale and the sharing of resources and information among our stations. In addition, we will enhance the quality of the picture that is seen by our viewers by taking advantage of digital technology. We plan to invest a portion of the anticipated cost savings in our stations' local news programming to increase its quality and quantity, and to increase our stations' presence in their communities.

     We expect to implement Digital CentralCasting in the New York station group by July 1, 1999, the Central Coast station group in the fourth quarter of 1999, and the North Coast station group in the first quarter of 2000. We believe this strategy will result in improved margins in our television broadcasting segment within approximately two years of implementation. However, we cannot guarantee that the implementation of Digital CentralCasting will be achieved in a timely or effective manner, and, accordingly, we can give no assurance as to the timing or extent of the anticipated benefits.

     The Seattle SuperSonics will not participate in the 1999 NBA playoffs, in contrast to last season, when they participated in the first two rounds of the 1998 NBA playoffs. Despite the lack of participation in the playoffs, we estimate an increase in the sports & entertainment segment's Operating Cash Flow in the second quarter of 1999 from 1998 due to the extension of the NBA regular season into the second quarter of 1999 resulting from the NBA lockout.

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

     State of Readiness. We are committed to addressing the Year 2000 issue in a prompt and responsible manner, and have dedicated the resources to do so. Our management has completed an assessment of its automated systems and has implemented a program to complete all steps necessary to resolve identified issues. Our compliance program has several phases, including (1) project management; (2) assessment; (3) testing; and (4) remediation and implementation.

     Project Management: We formed a Year 2000 compliance team in December 1997. The team meets generally on a semi-monthly basis to discuss project status, assign tasks, determine priorities, and monitor progress. The team also reports to senior management on a regular basis.

     Assessment: All of our mission-critical software programs have been identified. This phase is essentially complete. Our primary software vendors and business partners were also assessed during this phase, and vendors/business partners who provide mission-critical software have been contacted. In most cases, the vendors/business partners that are not already compliant have planned new Year 2000 compliant releases to be available by the second quarter of 1999. We will continue to monitor and work with vendors and business partners to ensure that appropriate upgrades and/or testing is completed.

     Testing: Updating and testing of our automated systems is currently underway and we anticipate that testing will be completed by June 30, 1999. Upon completion, we will be able to identify any in-house developed computer systems that remain non-compliant.

     Remediation and Implementation: This phase involves obtaining and implementing renovated Year 2000 compliant software applications provided by our vendors and performing the necessary programming to render in-house developed systems Year 2000 compliant. This process also involves replacing non-compliant hardware. The remediation and implementation process will continue through 1999.

     Costs. The total financial impact that Year 2000 issues will have on our operations cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these issues, the success of our efforts will not be known for sure until the year 2000 actually arrives. However, based on our assessment to date, we do not believe that expenses related to meeting Year 2000 challenges will exceed $750,000.

     Risks Related to Year 2000 Issues. The year 2000 poses certain risks to our company and our operations. Some of these risks are present because we purchase technology and information systems applications from other parties who face Year 2000 challenges. Other risks are present simply because we transact business with organizations who also face Year 2000 challenges. Although it is impossible to identify all possible risks that we may face moving into the next millennium, our management has identified the following significant potential risks.

     The functions performed by our mission-critical software that are primarily at risk from Year 2000 challenges generally involve the scheduling of advertising and programming in our television broadcasting, radio broadcasting, and sports & entertainment segments, the scheduling of advertising in our outdoor segment, and the scheduling of events in our sports & entertainment segment. In all of these cases, Year 2000 challenges could impact our ability to deliver our product with the same efficiency as it does now. However, we believe these functions can be performed manually or by other alternative means, as necessary, for an indefinite period of time. In fact, we have had to perform these functions using alternative means in the past due to natural disasters, such as a tornadoes and hurricanes. In these instances, we were able to recover such that there were no material adverse effects on our operations.

     Our operations, like those of many other organizations, can be adversely affected by Year 2000 triggered failures of other companies upon whom we depend for the functioning of our mission-critical automated systems. As described above, we have identified our mission-critical vendors and are monitoring their Year 2000 compliance programs.

     Contingency Plans. We have developed contingency plans related to Year 2000 issues covering approximately 80% of our systems. As we continue the testing phase, and based on future ongoing assessment of the readiness of vendors and service providers, we will develop appropriate contingency plans for our remaining systems. It is possible that certain circumstances may occur for which there are no completely satisfactory contingency plans.

                          PART II - OTHER INFORMATION

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10 Fourth Amended and Restated Employees Stock Option Plan (As of May 11, 1999).

     27 Financial Data Schedule for the three month period ended March 31, 1999.

(b)  Reports on Form 8-K:

     (1) Current Report on Form 8-K, filed March 2, 1999, relating to the announcement by the Company of its sale of $25.0 million aggregate principal amount of Senior Subordinated Notes due 2009 as described under Item 2.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ACKERLEY GROUP, INC.


DATED:  May 14, 1999                   By:  /s/ Denis M. Curley
                                          ----------------------------
                                            Denis M. Curley
                                            Co-President and Chief Financial
                                            Officer, Secretary, and Treasurer