Form 10-Q
period 1999-06-30
ACKERLEY GROUP INC
filed 1999-08-16
CIK 319120

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                QUARTERLY REPORT

                                      UNDER

                               SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

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

                              Yes [X]       No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Class                      Outstanding at August 6, 1999
        --------------                      -----------------------------
 Common Stock, $.01 par value                     23,578,141 shares
 Class B Common Stock, $.01 par value             11,051,230 shares value



================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
           JUNE 30, 1999 AND DECEMBER 31, 1998............................    1

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.......    2

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.................    3

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........    5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................   10



PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..............................................   21

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   22

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................   23

           SIGNATURES.....................................................   23

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                            THE ACKERLEY GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                     ASSETS

                                                            (Unaudited)
                                                              June 30,        December 31,
                                                                1999              1998
                                                            -----------       ------------
                                                                   (In thousands)
Current assets:
    Cash and cash equivalents                                 $   3,637         $   4,630
    Accounts receivable, net of allowance                        54,613            44,680
    Current portion of broadcast rights                           6,117             7,339
    Prepaid expenses                                              9,383            10,212
    Deferred tax assets                                           4,746             4,497
    Other current assets                                          3,701             3,883
                                                              ---------         ---------
        Total current assets                                     82,197            75,241

Property and equipment, net                                     134,050           113,108
Goodwill, net                                                   221,664            70,034
Other Intangibles, net                                           24,377             7,780
Other assets                                                     40,524            49,963
                                                              ---------         ---------
        Total assets                                          $ 502,812         $ 316,126
                                                              =========         =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable                                          $   7,858         $   8,004
    Accrued interest                                             12,453               694
    Other accrued liabilities                                    14,826            11,861
    Deferred revenue                                              5,939            27,736
    Current portion of broadcasting obligations                   6,741             8,139
    Current portion of long-term debt                             6,910             3,101
                                                              ---------         ---------
        Total current liabilities                                54,727            59,535
Long-term debt, less current portion                            439,125           266,999
Litigation accrual                                                7,979             8,016
Other long-term liabilities                                      15,285             7,417
                                                              ---------         ---------
        Total liabilities                                       577,116           341,967

Stockholders' deficiency:
    Common stock, par value $.01 per share--
    authorized 50,000,000 shares; issued
    21,953,087 shares at June 30, 1999 and
    21,951,380 shares at December 31, 1998; and
    outstanding 20,578,141 shares at June 30, 1999 and
    20,576,434 shares at December 31, 1998                          219               219

    Class B common stock, par value $.01 per
    share--authorized 11,406,510
    shares; and issued and outstanding 11,051,230
    shares at June 30, 1999 and December 31, 1998                   111               111

Capital in excess of par value                                   10,858            10,339
Deficit                                                         (15,403)          (26,421)
Less common stock in treasury, at cost                          (10,089)          (10,089)
                                                              ---------         ---------
    Total stockholders' deficiency                              (14,304)          (25,841)
                                                              ---------         ---------
    Total liabilities and stockholders' deficiency            $ 502,812         $ 316,126
                                                              =========         =========



          See Notes to the Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                 ---------------

                                                             For the Three Month                   For the Six Month
                                                            Periods Ended June 30,               Periods Ended June 30,
                                                          ---------------------------         ---------------------------
                                                            1999              1998              1999              1998
                                                          ---------         ---------         ---------         ---------
                                                                     (In thousands, except per share amounts)
Revenue                                                   $  81,264         $  85,798         $ 156,381         $ 175,427
Less agency commissions and discounts                        (9,864)           (9,961)          (17,285)          (18,544)
                                                          ---------         ---------         ---------         ---------
Net revenue                                                  71,400            75,837           139,096           156,883

Expenses (other income):
    Operating expenses                                       56,734            61,897           116,898           131,285
    Restructuring expenses                                    1,126                --             1,126                --
    Depreciation and amortization expense                     6,860             3,223            11,583             7,066
    Interest expense                                          9,407             7,129            16,718            13,639
    Stock compensation expense                                  274               422               519               422
    Gain on disposition of assets                           (27,307)          (32,980)          (28,933)          (32,980)
                                                          ---------         ---------         ---------         ---------
        Total expenses and other income                      47,094            39,691           117,911           119,432
                                                          ---------         ---------         ---------         ---------

Income before income taxes and extraordinary item            24,306            36,146            21,185            37,451
Income tax expense                                           (8,734)          (13,748)           (8,162)          (14,244)
                                                          ---------         ---------         ---------         ---------

Income before extraordinary item                             15,572            22,398            13,023            23,307
Extraordinary item: loss on debt extinguishment                  --                --            (1,373)               --
                                                          ---------         ---------         ---------         ---------

Net income                                                $  15,572         $  22,398         $  11,650         $  23,207
                                                          =========         =========         =========         =========

Income per common share, before extraordinary item        $    0.49         $    0.71         $    0.41         $    0.74
Extraordinary item: loss on debt extinguishment                  --                --             (0.04)               --
                                                          ---------         ---------         ---------         ---------

Net income per common share                               $    0.49         $    0.71         $    0.37         $    0.74
                                                          =========         =========         =========         =========
Income per common share, before extraordinary
    item, assuming dilution                               $    0.49         $    0.70         $    0.41         $    0.73

Extraordinary item: loss on debt extinguishment                  --                --             (0.04)               --
                                                          ---------         ---------         ---------         ---------
Net income per common share, assuming dilution            $    0.49         $    0.70         $    0.37         $    0.73
                                                          =========         =========         =========         =========

Dividends per common share                                $      --         $      --         $    0.02         $    0.02
                                                          =========         =========         =========         =========

Dividends per common share, assuming dilution             $      --         $      --         $    0.02         $    0.02
                                                          =========         =========         =========         =========

Weighted average number of common shares                     31,628            31,572            31,628            31,572

Weighted average number of common
  shares, assuming dilution                                  32,039            31,820            32,039            31,820




            See Notes to Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                 ---------------

                                                                              For the Six Month
                                                                            Periods Ended June 30,
                                                                         ---------------------------
                                                                              1999              1998
                                                                         ---------         ---------
                                                                               (In thousands)
Cash flows from operating activities:
      Net income                                                         $  11,650         $  23,207
      Adjustments to reconcile net income to net cash used in
      operating activities:
          Stock compensation expense                                           519               422
          Deferred tax expense                                               7,239            12,135
          Debt extinguishment, net of taxes                                  1,373                --
          Depreciation and amortization expense                             11,583             7,066
          Amortization of deferred financing costs                             871               416
          Gain on disposition of assets                                    (28,933)          (32,980)
          Amortization of broadcast rights                                   5,824             5,553
          Income from barter transactions                                   (1,077)           (1,007)
      Change in assets and liabilities:
          Accounts receivable                                               (6,642)            3,105
          Prepaid expenses                                                   1,024               955
          Other current assets and other assets                              1,735              (372)
          Accounts payable and accrued interest                             11,579            (3,094)
          Other accrued liabilities and other long-term                      2,867              (803)
          liabilities
          Deferred revenues                                                (21,797)           (9,894)
          Current portion of broadcast obligations                          (5,969)           (5,640)
                                                                         ---------         ---------
      Net cash used in operating activities                                 (8,154)             (931)

Cash flows from investing activities:
      Proceeds from disposition of assets                                   10,626               763
      Proceeds from sale of property and equipment                             175                --
      Capital expenditures                                                 (11,926)          (19,268)
      Payments for acquisitions                                           (159,553)          (30,459)
      Other, net                                                                --              (513)
                                                                         ---------         ---------
      Net cash used in investing activities                               (160,678)          (49,477)

Cash flows from financing activities:
      Borrowings under credit agreements                                   287,063           201,592
      Payments under credit agreements                                    (110,743)         (147,181)
      Payments under capital lease obligations                                (444)             (424)
      Note redemption prepayment fees                                       (1,208)               --
      Dividends paid                                                          (632)             (633)
      Payments of deferred financing costs                                  (6,197)           (1,345)
      Proceeds from stock issuance                                              --                72
                                                                         ---------         ---------
      Net cash provided by financing activities                            167,839            52,081
Net increase (decrease) in cash and cash equivalents                          (993)            1,673
Cash and cash equivalents at beginning of period                             4,630             3,656
                                                                         ---------         ---------
Cash and cash equivalents at end of period                               $   3,637         $   5,329
                                                                         =========         =========

                                                                              For the Six Month
                                                                            Periods Ended June 30,
                                                                         ---------------------------
                                                                              1999              1998
                                                                         ---------         ---------
                                                                                (In thousands)
Supplemental disclosure of noncash transactions:
      Broadcast rights acquired and broadcast obligations assumed        $   2,027         $     864
      Property and equipment acquired through barter                           817               922



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

NOTE 2. NEW ACCOUNTING STANDARDS

        In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of our minimal use of derivatives, management does not anticipate that the adoption of Statement No. 133 will have a significant effect on our earnings or financial position.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

        On January 5, 1999, the Company purchased substantially all of the assets of KVIQ(TV), the CBS affiliate licensed to Eureka, California, for approximately $5.5 million, pursuant to an agreement dated July 15, 1998. Pending closing of the transaction, the Company operated the station pursuant to a time brokerage agreement with the former owner. The Company recorded net assets with estimated fair values aggregating $0.5 million and goodwill of $5.0 million in connection with the transaction.

        On February 19, 1999, the Company purchased substantially all of the assets of an outdoor advertising company in the Boston/Worcester, Massachusetts market for approximately $11.0 million. The Company recorded net assets with estimated fair values aggregating $0.6 million and goodwill of $10.4 million in connection with the transaction.

        On March 16, 1999, the Company purchased substantially all of the assets of KMTR(TV), the NBC affiliate licensed to Eugene, Oregon, together with two satellite stations licensed to Roseburg and Coos Bay, Oregon, and a low power station licensed to Eugene. The purchase price was approximately

$26.0 million. Pending closing of the transaction, the Company operated the stations pursuant to a time brokerage agreement with the former owner since December 1, 1998. The Company recorded net assets with estimated fair values aggregating $3.0 million and goodwill of $23.0 million in connection with the transaction.

        On April 12, 1999, the Company purchased substantially all of the assets of WOKR(TV), the ABC affiliate licensed to Rochester, New York, for approximately $128.2 million. In September 1998, the Company paid $12.5 million of the purchase price into an escrow account, with the balance paid at closing. The Company recorded net assets with estimated fair values aggregating $9.8 million and goodwill of $118.4 million in connection with the transaction.

        The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the six month periods ended June 30, 1999 and 1998, giving pro forma effect to the acquisition of WOKR(TV) as if the acquisition had been made at the beginning of the periods presented. These pro forma consolidated statements do not necessarily reflect the results of operations which would have occurred had such an acquisition taken place on the date indicated.

                                                             For the Six Month
                                                           Periods Ended June 30,
                                                 ------------------------------------------
                                                    1999                            1998
                                                 ---------                        ---------
                                                   (In thousands, except per share amounts)
Net revenue                                      $ 142,994                        $ 165,638
Operating expenses                                (120,576)                        (136,250)
Income before extraordinary item                    19,784                           23,802
Net income                                          18,411                           23,802
Net income per common share                            .58                              .75
Net income per common share, assuming dilution         .57                              .75

        On May 1, 1999, the Company exchanged substantially all of the assets plus certain liabilities of KKTV(TV), the CBS affiliate licensed to Colorado Springs, Colorado, for substantially all of the assets plus certain liabilities of KCOY(TV), the CBS affiliate licensed to Santa Maria, California. In conjunction with the transaction, the Company received a cash payment of approximately $9.0 million (subject to certain adjustments). Pending closing of the transaction, the Company operated KCOY(TV) and the former owner of KCOY(TV) operated KKTV(TV) pursuant to time brokerage agreements. The Company recorded net assets with estimated fair values aggregating $7.2 million, intangible assets of $16.8 million, and a gain of $28.5 million in connection with this transaction.

        On July 6, 1999, the Company sold a radio broadcasting tower for $2.8 million. In connection with the transaction, the Company recorded a loss from disposition of assets of $1.2 million in the second quarter of 1999.

        On August 2, 1999, the Company purchased substantially all of the assets of KTVF(TV), the NBC affiliate licensed to Fairbanks, Alaska, for $7.2 million. The Company recorded net assets with estimated fair values aggregating $1.8 million and goodwill of $5.4 million in connection with the transaction.

NOTE 4. DEBT

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

NOTE 5. INCOME TAXES

        For the six months ended June 30, 1999, the Company recorded income tax expense of $8.2 million based on its pretax income.

NOTE 6. STOCK OPTION PLAN

        On May 11, 1999, the Company amended its Employee Stock Option Plan (the "Plan") to increase the amount of common stock reserved for issuance under the Plan from 1,000,000 shares to 1,500,000 shares. On June 14, 1999, the Company granted 210,000 options to certain employees. The exercise price of these options represented the market price of the Company's stock on the date of grant.

NOTE 7. LITIGATION ACCRUAL

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

        On March 9, 1999, the Court of Appeals issued an order referring the case to an 11-judge panel for a new hearing, which was held on April 23, 1999. On June 10, 1999, the Court of Appeals reinstated the District Court verdict in favor of the plaintiffs. The Company intends to petition for review of this decision by the U.S. Supreme Court and anticipates that the U.S. Supreme Court would decide whether or not to grant the petition for review before the end of 1999. If the Court does not grant the petition for review, the Company will be required to pay the awarded damages, accrued interest thereon, and plaintiff's attorney's fees (which, at June 1, 1999, totaled approximately $7.2 million, including estimated attorney's fees). If the Court grants the petition for review, the Company anticipates that a final decision in this case will be rendered during 2000.

NOTE 8. TELEVISION BROADCASTING GROUP RESTRUCTURING

        On April 6, 1999, the Company announced the launch of Digital CentralCasting, a digital broadcasting system which allows the Company to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of the television stations within a regional group at one station. To implement this strategy, the Company has organized ten of the television stations it owns and operates into the following three regional station groups: New York (WIXT, WIVT, WUTR, and WOKR), Central California (KGET, KCBA, KION, and KCOY), and North Coast (KFTY, KVIQ, and KMTR).

        The Company expects to implement Digital CentralCasting for all of its television station groups over the next twelve months. The Company recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the ongoing implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions.

NOTE 9. INDUSTRY SEGMENT INFORMATION

        The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow. The Company defines Operating Cash Flow as net revenue less operating and restructuring expenses before depreciation, amortization, interest, and stock compensation expenses and gain on disposition of assets. Segment Operating Cash Flow is defined as Operating Cash Flow before corporate overhead.

        Selected financial information for these segments for the three and six month periods ended June 30, 1999 and 1998 is presented as follows (in thousands):

                                                     OUTDOOR      TELEVISION         RADIO           SPORTS &
                                                      MEDIA      BROADCASTING     BROADCASTING     ENTERTAINMENT      CONSOLIDATED
                                                     --------    -------------    -------------    -------------      ------------
THREE  MONTH  PERIOD  ENDED  JUNE 30, 1999:

Net revenue                                          $ 25,743    $      21,430    $       6,935     $     17,292      $     71,400
Segment operating expenses                            (14,050)         (18,625)          (3,901)         (17,453)          (54,029)
                                                     --------    -------------    -------------     ------------      ------------
Segment Operating Cash Flow                          $ 11,693    $       2,805    $       3,034     $       (161)     $     17,371
                                                     ========    =============    =============     ============
Corporate overhead                                                                                                          (3,831)
                                                                                                                      ------------
Operating Cash Flow                                                                                                         13,540
Other (expenses) income:
    Depreciation and amortization expense                                                                                   (6,860)
    Interest expense                                                                                                        (9,407)
    Stock compensation expense                                                                                                (274)
    Gain on disposition of assets                                                                                           27,307
                                                                                                                      ------------
Income before income taxes and extraordinary item                                                                     $     24,306
                                                                                                                      ============
Segment assets                                       $ 92,553    $     265,859    $      58,330     $     34,858      $    451,600
                                                     ========    =============    =============     ============
Corporate assets                                                                                                            51,212
                                                                                                                      ------------
Total assets                                                                                                          $    502,812
                                                                                                                      ============

THREE  MONTH  PERIOD  ENDED  JUNE 30, 1998:

Net revenue                                          $ 33,358    $      17,030    $       6,438     $     19,011      $     75,837
Segment operating expenses                            (20,486)         (13,999)          (3,569)         (19,218)          (57,272)
                                                     --------    -------------    -------------     ------------      ------------
Segment Operating Cash Flow                          $ 12,872    $       3,031    $       2,869     $       (207)     $     18,565
                                                     ========    =============    =============     ============
Corporate overhead                                                                                                          (4,625)
                                                                                                                      ------------
Operating Cash Flow                                                                                                         13,940
Other (expenses) income:
    Depreciation and amortization expense                                                                                   (3,223)
    Interest expense                                                                                                        (7,129)
    Stock compensation expense                                                                                                (422)

                                                     OUTDOOR      TELEVISION         RADIO           SPORTS &
                                                      MEDIA      BROADCASTING     BROADCASTING     ENTERTAINMENT      CONSOLIDATED
                                                     --------    -------------    -------------    -------------      ------------
    Gain on disposition of assets                                                                                           32,980
                                                                                                                      ------------
Income before income taxes and extraordinary item                                                                     $     36,146
                                                                                                                      ============

SIX MONTH PERIOD ENDED JUNE 30, 1999:

Net revenue                                          $ 45,733    $      37,681    $      12,156     $     43,526      $    139,096
Segment operating expenses                            (27,006)         (34,917)          (7,353)         (41,105)         (110,381)
                                                     --------    -------------    -------------     ------------      ------------
Segment Operating Cash Flow                          $ 18,727    $       2,764    $       4,803     $      2,421      $     28,715
                                                     ========    =============    =============     ============
Corporate overhead                                                                                                          (7,643)
                                                                                                                      ------------
Operating Cash Flow                                                                                                         21,072
Other (expenses) income:
    Depreciation and amortization expense                                                                                  (11,583)
    Interest expense                                                                                                       (16,718)
    Stock compensation expense                                                                                                (519)
    Gain on disposition of assets                                                                                           28,933
                                                                                                                      ------------
Income before income taxes and extraordinary item                                                                     $     21,185
                                                                                                                      ============

SIX MONTH PERIOD ENDED JUNE 30, 1998:

Net revenue                                          $ 59,824    $      31,567    $      11,394     $     54,098      $    156,883
Segment operating expenses                            (39,448)         (27,651)          (7,071)         (49,434)         (123,604)
                                                     --------    -------------    -------------     ------------      ------------
Segment Operating Cash Flow                          $ 20,376    $       3,916    $       4,323     $      4,664      $     33,279
                                                     ========    =============    =============     ============
Corporate overhead                                                                                                          (7,681)
                                                                                                                      ------------
Operating Cash Flow                                                                                                         25,598
Other (expenses) income:
    Depreciation and amortization                                                                                           (7,066)
    Interest expense                                                                                                       (13,639)
    Stock compensation expense                                                                                                (422)
    Gain on disposition of assets                                                                                           32,980
                                                                                                                      ------------
Income before income taxes and extraordinary item                                                                     $     37,451
                                                                                                                      ============

        The increase in assets from the outdoor media and television broadcasting segments as of June 30, 1999 compared to December 31, 1998 is primarily due to the acquisition of an outdoor advertising company and television stations KVIQ, KMTR, WOKR, and KCOY, as discussed in Note 2.

NOTE 10. SUBSEQUENT EVENT - STOCK OFFERING

        On August 6, 1999, the Company issued 3,000,000 shares of common stock at $15.25 per share pursuant to a firmly underwritten public offering. In conjunction with the transaction, the Company received net proceeds of approximately $43.5 million.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We reported net income of $11.7 million for the first six months of 1999, compared to net income of $23.2 million for the first six months of 1998. Net revenue for the first six months of 1999 decreased over the same period last year by $17.8 million, or 11%, while our Operating Cash Flow (as defined below) decreased $4.5 million, or 18%. On April 15, 1999, we paid an annual cash dividend of $.02 per share.

        Refinancing. On January 22, 1999, we replaced our existing $300.0 million credit agreement with a new $325.0 million credit agreement. On February 24, 1999, we issued additional 9% Senior Subordinated Notes due 2009 in the aggregate amount of $25.0 million. On March 15, 1999, we redeemed the $20.0 million outstanding principal of the 10.48% Senior Subordinated Notes due 2000 with borrowings under the revolving credit facility of the new credit agreement.

        Acquisitions and Dispositions. During the first six months of 1999, we acquired four television stations and an outdoor advertising company, and sold one television station and a radio broadcasting tower. On August 2, 1999, we acquired an additional television station.

        Stock Offering. On August 6, 1999, we received approximately $43.5 million in net proceeds from the issuance of 3,000,000 shares of common stock pursuant to a firmly underwritten public offering.

        As with many media companies that have grown through acquisitions, the Company's acquisitions and dispositions of television and radio stations have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, management believes that Operating Cash Flow (defined as net revenue less operating and restructuring expenses before depreciation, amortization, interest, and stock compensation expenses and gain on disposition of assets) is an appropriate measure of the Company's financial performance. Similarly, management believes that Segment Operating Cash Flow (defined as Operating Cash Flow before corporate overhead) is an appropriate measure of the financial performance of the Company's segments. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. The Company uses Operating Cash Flow to pay interest and principal on its long-term debt as well as to finance capital expenditures. Operating Cash Flow and Segment Operating Cash Flow, however, are not to be considered alternatives to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

RESULTS OF OPERATIONS

        The following tables set forth certain historical financial and operating data for the three and six month periods ended June 30, 1999 and 1998, including net revenue, operating expenses, and Operating Cash Flow information by segment:


                                                                 THREE MONTH PERIODS ENDED JUNE 30,
                                                       ------------------------------------------------------
                                                                  1999                        1998
                                                       -------------------------    -------------------------
                                                                       AS % OF                      AS % OF
                                                         AMOUNT      NET REVENUE     AMOUNT       NET REVENUE
                                                       ---------     -----------    ---------     -----------
                                                                      (DOLLARS IN THOUSANDS)
Net revenue .........................................  $  71,400         100.0%     $  75,837         100.0%
Segment operating expenses ..........................     54,029          75.7         57,272          75.5
Corporate overhead ..................................      3,831           5.4          4,625           6.1
                                                       ---------                    ---------
          Total operating expenses ..................     57,860          81.0         61,897          81.6
                                                       ---------                    ---------

Operating Cash Flow .................................     13,540          19.0         13,940          18.4

Other expenses (income):
    Depreciation and amortization expense ...........      6,860           9.6          3,223           4.2
    Interest expense ................................      9,407          13.2          7,129           9.4
    Stock compensation expense ......................        274           0.4            422           0.6
    Gain on disposition of assets . .................    (27,307)        (38.2)       (32,980)        (43.5)
                                                       ---------                    ---------
          Total other expenses (income) .............    (10,766)        (15.1)       (22,206)        (29.3)

Income before income taxes and extraordinary item ...     24,306          34.0         36,146          47.7
Income tax expense ..................................     (8,734)        (12.2)       (13,748)        (18.1)
                                                       ---------                    ---------
Income before extraordinary item ....................     15,572          21.8         22,398          29.5
Extraordinary item ..................................         --            --             --            --
                                                       ---------                    ---------
Net income ..........................................  $  15,572          21.8      $  22,398          29.5
                                                       =========                    =========


                                                                  SIX MONTH PERIODS ENDED JUNE 30,
                                                       ------------------------------------------------------
                                                                  1999                        1998
                                                       -------------------------    -------------------------
                                                                       AS % OF                      AS % OF
                                                         AMOUNT      NET REVENUE     AMOUNT       NET REVENUE
                                                       ---------     -----------    ---------     -----------
                                                                      (DOLLARS IN THOUSANDS)
Net revenue .........................................  $ 139,096         100.0%     $ 156,883         100.0%
Segment operating expenses ..........................    110,381          79.4        123,604          78.8
Corporate overhead ..................................      7,643           5.5          7,681           4.9
                                                       ---------                    ---------
          Total operating expenses ..................    118,024          84.9        131,285          83.7

Operating Cash Flow .................................     21,072          15.1         25,598          16.3

Other expenses (income):
    Depreciation and amortization expense ...........     11,583           8.3          7,066           4.5
    Interest expense ................................     16,718          12.0         13,639           8.7
    Stock compensation expense ......................        519           0.4            422           0.3
    Gain on disposition of assets ...................    (28,933)        (20.8)       (32,980)        (21.0)
                                                       ---------                    ---------
          Total other expenses (income) .............       (113)         (0.1)       (11,853)         (7.6)

Income before income taxes and extraordinary item ...     21,185          15.2         37,451          23.9
Income tax expense ..................................     (8,162)         (5.9)       (14,244)         (9.1)
                                                       ---------                    ---------
Income before extraordinary item ....................     13,023           9.4         23,207          14.8
Extraordinary item ..................................     (1,373)         (1.0)            --            --
                                                       ---------                    ---------
Net income ..........................................  $  11,650           8.4      $  23,207          14.8
                                                       =========                    =========

                                              THREE MONTH PERIODS ENDED          SIX MONTH PERIODS ENDED
                                                        JUNE 30,                        JUNE 30,
                                              -------------------------        --------------------------
                                                 1999            1998             1999             1998
                                               --------        --------        ---------        ---------
                                                                 (DOLLARS IN THOUSANDS)
Net revenue:
   Outdoor media                               $ 25,743        $ 33,358        $  45,733        $  59,824
   Television broadcasting                       21,430          17,030           37,681           31,567
   Radio broadcasting                             6,935           6,438           12,156           11,394
   Sports & entertainment                        17,292          19,011           43,526           54,098
                                               --------        --------        ---------        ---------
    Total net revenue                          $ 71,400        $ 75,837        $ 139,096        $ 156,883
                                               ========        ========        =========        =========

Segment operating expenses:
   Outdoor media                               $ 14,050        $ 20,486        $  27,006        $  39,448
   Television broadcasting                       18,625          13,999           34,917           27,651
   Radio broadcasting                             3,901           3,569            7,353            7,071
   Sports & entertainment                        17,453          19,218           41,105           49,434
                                               --------        --------        ---------        ---------
    Total segment operating expenses           $ 54,029        $ 57,272        $ 110,381        $ 123,604
                                               ========        ========        =========        =========

Operating Cash Flow:
   Outdoor media                               $ 11,693        $ 12,872        $  18,727        $  20,376
   Television broadcasting                        2,805           3,031            2,764            3,916
   Radio broadcasting                             3,034           2,869            4,803            4,323
   Sports & entertainment                          (161)           (207)           2,421            4,664
                                               --------        --------        ---------        ---------
    Total Segment Operating Cash Flow            17,371          18,565           28,715           33,279
   Corporate overhead                            (3,831)         (4,625)          (7,643)          (7,681)
                                               --------        --------        ---------        ---------
    Total Operating Cash Flow                  $ 13,540        $ 13,940        $  21,072        $  25,598
                                               ========        ========        =========        =========

Change in net revenue from prior period:
   Outdoor media                                  (22.8)%          14.9%           (23.6)%           10.9%
   Television broadcasting                         25.8             7.3             19.4              7.4
   Radio broadcasting                               7.7            20.6              6.7             20.4
   Sports & entertainment                          (9.0)            5.8            (19.5)            15.4
    Change in total net revenue                    (5.9)%          11.2%           (11.3)%           12.3%

Segment operating expenses as a
        % of segment net revenue:
   Outdoor media                                   54.6%           61.4%            59.1%            65.9%
   Television broadcasting                         86.9            82.2             92.7             87.6
   Radio broadcasting                              56.3            55.4             60.5             62.1
   Sports & entertainment                         100.9           101.1             94.4             91.4
    Total segment operating expenses as a
        % of total net revenue                     75.7%           75.5%            79.4%            78.8%

Segment Operating Cash Flow as a
        % of net revenue by segment:
   Outdoor media                                   45.4%           38.6%            40.9%            34.1%
   Television broadcasting                         13.1            17.8              7.3             12.4
   Radio broadcasting                              43.7            44.6             39.5             37.9
   Sports & entertainment                          (0.9)           (1.1)             5.6              8.6
    Operating Cash Flow as a
        % of total net revenue                     19.0%           18.4%            15.1%            16.3%

THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH THREE MONTH PERIOD ENDED JUNE 30, 1998

        Net Revenue. Our net revenue for the second quarter of 1999 was $71.4 million. This represented a decrease of $4.4 million, or 6%, compared to $75.8 million for the second quarter of 1998. Changes in net revenue were as follows:

        o Outdoor Media. Our net revenue for the second quarter of 1999 from our outdoor media segment decreased by $7.7 million, or 23%, compared to the second quarter of 1998. This decrease was primarily due to the absence of our airport advertising operations, which we sold in June 1998. Excluding our airport advertising operations, our net revenue for the second quarter of 1999 from our outdoor media segment increased by $1.0 million, or 4%, compared to the second quarter of 1998. This increase mainly resulted from increased local and national sales and revenue from our large format printing operations, which began in the third quarter of 1998.

        o Television Broadcasting. Our net revenue for the second quarter of 1999 from our television broadcasting segment increased by $4.4 million, or 26%, compared to the second quarter of 1998. This increase was mainly due to the addition of stations KVIQ in July 1998, KMTR in December 1998, and WOKR in April 1999, and the exchange of station KKTV for station KCOY in January 1999. Excluding these transactions, our net revenue for the second quarter of 1999 from our television broadcasting segment decreased by $0.5 million, or 3%, compared to the second quarter of 1998. This decrease was primarily due to the lack of political advertising in 1999.

        o Radio Broadcasting. Our net revenue for the second quarter of 1999 from our radio broadcasting segment increased by $0.5 million, or 8%, compared to the second quarter of 1998. This increase was primarily due to higher local sales.

        o Sports & Entertainment. Our net revenue for the second quarter of 1999 from our sports & entertainment segment decreased by $1.7 million, or 9%, compared to the second quarter of 1998. This decrease was primarily due to the failure of the Seattle SuperSonics to participate in the NBA playoffs (in contrast to the prior season, when they participated in the first two rounds of the 1998 NBA playoffs) and decreased revenue from NBA-related activities mostly due to the NBA lockout. The decreased revenue from NBA-related activities was partially offset by additional revenue (after expenses) generated by the extension of the NBA's 1998-99 regular season into the second quarter of 1999 to make up for some of the games cancelled as a result of the lockout.

        Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead) for the second quarter of 1999 were $54.0 million. This represented a decrease of $3.3 million, or 6%, compared to $57.3 million for the second quarter of 1998. Changes in segment operating expenses were as follows:

        o Outdoor Media. Our operating expenses for the second quarter of 1999 from our outdoor media segment decreased by $6.4 million, or 31%, compared to the second quarter of 1998. This decrease was primarily due to the absence of our airport advertising operations, which we sold in June 1998. Excluding our airport advertising operations, our operating expenses for the second quarter of 1999 from our outdoor media segment increased by $1.3 million, or 10%, compared to the second quarter of 1998. This increase primarily represented expenses relating to our large format printing operations, which began in the third quarter of 1998, and higher expenses resulting from the expansion of our national sales force.

        o Television Broadcasting. Our operating expenses for the second quarter of 1999 from our television broadcasting segment increased by $4.6 million, or 33%, compared to the second quarter of 1998. This increase was mainly due to the addition of stations KVIQ in July 1998, KMTR in December 1998, and WOKR in April 1999, and the exchange of station KKTV for station KCOY in January 1999. Excluding these transactions, our operating expenses for the second quarter of 1999 from our television broadcasting segment increased by $0.6 million, or 5%, compared to the second quarter of 1998. This increase was primarily due to a restructuring charge of $1.1 million in connection with our ongoing implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions.

        o Radio Broadcasting. Our operating expenses for the second quarter of 1999 from our radio broadcasting segment increased by $0.3 million, or 8%, compared to the second quarter of 1998. This increase was primarily due to higher expenses relating to increased sales activity.

        o Sports & Entertainment. Our operating expenses for the second quarter of 1999 from our sports & entertainment segment decreased by $1.7 million, or 9%, compared to the second quarter of 1998. This decrease was primarily due to the failure of the Seattle SuperSonics to participate in the NBA playoffs (in contrast to the prior season, when they participated in the first two rounds of the 1998 NBA playoffs). This decrease was partially offset by additional expenses generated by the extension of the NBA's 1998-99 regular season into the second quarter of 1999 to make up for some of the games cancelled as a result of the lockout.

        Corporate Overhead. Our corporate overhead expenses were $3.8 million for the second quarter of 1999. This represented a decrease of $0.8 million, or 17%, compared to the second quarter of 1998. This decrease was primarily a result of a one-time severance charge recognized in the second quarter of 1998.

        Operating Cash Flow. Our Operating Cash Flow for the second quarter of 1999 was $13.5 million. This represented a decrease of $0.4 million, or 3%, compared to $13.9 million for the second quarter of 1998. The decrease in Operating Cash Flow from our outdoor media and television broadcasting segments was partially offset by the increase in the Operating Cash Flow from our radio broadcasting segment and the decrease in corporate overhead expenses. Operating Cash Flow as a percentage of total net revenue increased to 19% for the second quarter of 1999 compared to 18% for the second quarter of 1998.

        Depreciation and Amortization Expense. Our depreciation and amortization expense was $6.9 million for the second quarter of 1999. This represented an increase of $3.7 million, compared to $3.2 million for the second quarter of 1998. This increase primarily resulted from depreciation and amortization expense relating to our business acquisitions during the first six months of 1999 and depreciation expense on our new Seattle Supersonics aircraft, which was placed in service in December 1998.

        Interest Expense. Our interest expense was $9.4 million for the second quarter of 1999. This represented an increase of $2.3 million, or 32%, compared to the second quarter of 1998. This increase was primarily due to higher average debt balances during the second quarter of 1999 used to fund our various acquisitions.

        Stock Compensation Expense. For the second quarter of 1999, we recognized stock compensation expense of $0.3 million compared to $0.4 million in the second quarter of 1998. These amounts primarily related to the amendments of certain stock option agreements.

        Gain on Disposition of Assets. For the second quarter of 1999, we recognized a net gain on disposition of assets of $27.3 million, which consisted of a $28.5 million gain from the exchange of television station KKTV for television station KCOY in May 1999 and a $1.2 million loss on the write-down of a radio broadcasting tower in June 1999, which was then sold in July 1999. For the second quarter of 1998, we recognized a $33.0 gain on disposition of assets relating to the sale of our airport advertising operations in June 1998.

        Income Tax Expense. For the second quarter of 1999, we recognized income tax expense of $8.7 million based on our pretax income compared to $13.7 million for the second quarter of 1998.

        Net Income. Our net income for the second quarter of 1999 was $15.6 million. This represented a decrease of $6.8 million, or 30%, from $22.4 million for the second quarter of 1998. This includes pre-tax gains on dispositions of assets of $27.3 million in the second quarter of 1999, resulting primarily from the exchange of television station KKTV for television station KCOY, and $33.0 million in the second quarter of 1998 for the sale of our airport advertising operations. Net income as a percentage of net revenue decreased to 22% for the second quarter of 1999 from 30% for the second quarter of 1998.

SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH SIX MONTH PERIOD ENDED JUNE 30, 1998

        Net Revenue. Our net revenue for the six months ended June 30, 1999 was $139.1 million. This represented a decrease of $17.8 million, or 11%, compared to $156.9 million for the six months ended June 30, 1998. Changes in net revenue were as follows:

        o Outdoor Media. Our net revenue for the first six months of 1999 from our outdoor media segment decreased by $14.1 million, or 24%, compared to the first six months of 1999. This decrease was primarily due to the absence of our airport advertising operations, which we sold in June 1998. Excluding our airport advertising operations, our net revenue for the first six months of 1999 from our outdoor media segment increased by $2.1 million, or 5%, compared to the first six months of 1998. This increase mainly resulted from increased local and national sales and revenue from our large format printing operations, which began in the third quarter of 1998.

        o Television Broadcasting. Our net revenue for the first six months of 1999 from our television broadcasting segment increased by $6.1 million, or 19%, compared to the first six months of 1998. This increase was mainly due to the addition of stations KVIQ in July 1998, KMTR in December 1998, and WOKR in April 1999, and the exchange of station KKTV for station KCOY in January 1999. Excluding these transactions, our net revenue for the first six months of 1999 from our television broadcasting segment decreased by $0.6 million, or 2%, compared to the first six months of 1998. This decrease was primarily due to the lack of political advertising during 1999.

        o Radio Broadcasting. Our net revenue for the first six months of 1999 from our radio broadcasting segment increased by $0.8 million, or 7%, compared to the first six months of 1998. This increase was primarily due to higher local sales.

        o Sports & Entertainment. Our net revenue for the first six months of 1999 from our sports & entertainment segment decreased by $10.6 million, or 20%, compared to the first six months of 1998. This decrease was primarily due to the failure of the Seattle SuperSonics to participate in the NBA playoffs (in contrast to the prior season, when they participated in the first two rounds of the 1998 NBA playoffs) and decreased revenue from NBA-related activities mostly due to the NBA lockout.

        Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead) for the six months ended June 30, 1999 were $110.4 million. This represented a decrease of $13.2 million, or 11%, compared to $123.6 million for six months ended June 30,1998. Changes in segment operating expenses were as follows:

        o Outdoor Media. Our operating expenses for the first six months of 1999 from our outdoor media segment decreased by $12.4 million, or 31%, compared to the second quarter of 1998. This decrease was primarily due to the absence of our airport advertising operations, which we sold in June 1998. Excluding our airport advertising operations, our operating expenses for the first six months of 1999 from our outdoor media segment increased by $2.2 million, or 9%, compared to the first six months of 1998. This increase primarily represented expenses relating to our large format printing operations, which began in the third quarter of 1998, and higher expenses resulting from the expansion of our national sales force.

        o Television Broadcasting. Our operating expenses for the first six months of 1999 from our television broadcasting segment increased by $7.2 million, or 26%, compared to the first six months of 1998. This increase was mainly due to the addition of stations KVIQ in July 1998, KMTR in December 1998, and WOKR in April 1999, and the exchange of station KKTV for station KCOY in January 1999. Excluding these transactions, our operating expenses for the first six months of 1999 from our television broadcasting segment increased by $0.9 million, or 4%, compared to the first six months of 1998. This increase was primarily due to a restructuring charge of $1.1 million in connection with our ongoing implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions.

        o Radio Broadcasting. Our operating expenses for the first six months of 1999 from our radio broadcasting segment increased by $0.3 million, or 4%, compared to the first six months of 1998. This increase was primarily due to higher expenses relating to increased sales activity.

        o Sports & Entertainment. Our operating expenses for the first six months of 1999 from our sports & entertainment segment decreased by $8.3 million, or 17%, compared to the first six months of 1998. This decrease was primarily due to the failure of the Seattle SuperSonics to participate in the NBA playoffs (in contrast to the prior season, when they participated in the first two rounds of the 1998 NBA playoffs).

        Corporate Overhead Expenses. Our corporate overhead expenses were $7.6 million for the first six months of 1999. This represented a decrease of $0.1 million, or 1%, compared to the first six months of 1998. This decrease was primarily a result of a one-time severance charge recognized in 1998, partially offset by higher utilization of outside services and increased marketing costs during 1999.

        Operating Cash Flow. Our Operating Cash Flow for the six months ended June 30, 1999 was $21.1 million. This represented a decrease of $4.5 million, or 18%, compared to $25.6 million for the six months ended June 30, 1998. The decrease in Operating Cash Flow from our outdoor media and television broadcasting segments was partially offset by the increase in the Operating Cash Flow from our radio broadcasting segment and the decrease in corporate overhead expenses. Operating Cash Flow as a percentage of total net revenue decreased to 15% for the first six months of 1999 compared to 16% from first six months of 1998.

        Depreciation and Amortization Expense. Our depreciation and amortization expense was $11.6 million for the first six months of 1999. This represented an increase of $4.5 million, compared to $7.1 million for the first six months of 1998. This increase primarily resulted from depreciation and amortization expense relating to our business acquisitions during 1999 and depreciation expense on our new Seattle Supersonics aircraft, which was placed in service in December 1998.

        Interest Expense. Our interest expense was $16.7 million for the first six months of 1999. This represented an increase of $3.1 million, or 23%, compared to the first six months of 1998. This increase was primarily due to higher average debt balances during 1999 used to fund our various acquisitions.

        Stock Compensation Expense. For the first six months of 1999, we recognized stock compensation expense of $0.5 million compared to $0.4 million for the first six months of 1998. These amounts primarily related to the amendments of certain stock option agreements.

        Gain on Disposition of Assets. For first six months of 1999, we recognized a net gain on disposition of assets of $28.9 million. This gain consisted primarily of a $28.5 million gain from the exchange of the assets of television station KKTV for the assets of television station KCOY, a $1.6 million gain relating to the sale of our airport advertising operations, and a $1.2 million loss on the write-down of a radio broadcasting tower, which was then sold in July 1999. For the first six months of 1998, we recognized a $33.0 gain on disposition of assets relating to the sale of our airport advertising operations in June 1998.

        Income Tax Expense. For the first six months of 1999, we recognized income tax expense of $1.5 million based on our pretax income compared to $14.2 million for the first six months of 1998.

        Extraordinary Item. In the first six months of 1999, we replaced our existing credit agreement with a new $325.0 million credit agreement and redeemed our $20.0 million 10.48% Senior Subordinated Notes. These transactions resulted in an aggregate charge of $1.4 million, net of taxes, primarily consisting of the write-off of deferred financing costs and prepayment fees.

        Net Income. Our net income for the six months ended June 30, 1999 was $11.7 million. This represented a decrease of $11.5 million, or 50%, from $23.2 million for the six months ended June 30, 1998. This includes pre-tax gains on dispositions of assets of $28.9 million during 1999, resulting primarily from the exchange of television station KKTV for television station KCOY, and $33.0 million during 1998 for the sale of our airport advertising operations. Net income as a percentage of net revenue decreased to 8% for the first six months of 1999 from 15% for the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        On January 22, 1999, we replaced a $300.0 million credit agreement (the "1998 Credit Agreement") with a new $325.0 million credit agreement (the "1999 Credit Agreement"), consisting of a $150.0 million term loan facility (the "Term Loan") and a $175.0 million revolving credit facility (the "Revolver"), which includes up to $10.0 million in standby letters of credit.

        On February 24, 1999, we issued additional 9% Senior Subordinated Notes due 2009 in the aggregate principal amount of $25.0 million. The total aggregate amount of 9% Senior Subordinated Notes issued and outstanding is $200.0 million. The 9% Senior Subordinated Notes bear interest at 9%, which is payable semi-annually in January and July. Principal is payable in full in January 2009.

        On March 15, 1999, we redeemed the $20.0 million outstanding principal of our 10.48% Senior Subordinated Notes due 2000 with borrowings under the Revolver.

        On August 6, 1999, we issued 3,000,000 shares of common stock at a price of $15.25 per share pursuant to a firmly underwritten public offering. Our net proceeds were approximately $43.5 million, which were used to repay borrowings outstanding under the Revolver. The Revolver credit has historically been used for general corporate purposes, including acquisitions and capital expenditures. Subject to the terms of the 1999 Credit Agreement, we are entitled to make further borrowings under the Revolver.

        As of August 6, 1999, we had borrowed $150.0 million of the Term Loan and $39.0 million of the Revolver. Principal repayments under the Term Loan are due quarterly from March 31, 2000 through December 31, 2005. The Revolver requires scheduled annual commitment reductions, with required principal repayments of outstanding amounts in excess of the commitment levels, quarterly beginning March 31, 2001.

        In connection with our time brokerage agreements with the owners of television stations WUTR and KION, we have guaranteed certain bank loans of the station owners. The aggregate principal balance outstanding on such obligations was $10.2 million at June 30, 1999.

        Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either a base rate of LIBOR plus defined margins which vary based on our total leverage ratio. As of June 30, 1999, the annual weighted average interest rate of borrowings under the 1999 Credit Agreement was approximately 7.77%.

        We have pledged substantially all of our subsidiaries' outstanding stock and assets as collateral for amounts due under the 1999 Credit Agreement. Thus, if we default under the 1999 Credit Agreement, the lenders may take possession of and sell substantially all of our subsidiaries and their assets.

        In addition, the 1999 Credit Agreement and the 9% Senior Subordinated Notes restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios.

        In 1999, we have purchased the assets of an outdoor advertising company in the Boston-Worcester, Massachusetts market and television stations KVIQ, KMTR, WOKR, KCOY, and KTVF. These acquisitions were financed with borrowings under our 1998 and 1999 Credit Agreements. These transactions are more fully described in Note 3 to Condensed Consolidated Financial Statements.

        Our working capital increased to $27.5 million at June 30, 1999 from $15.7 million at December 31, 1998. This increase was primarily due to a reduction of deferred revenue resulting from the NBA lockout, partially offset by an increase in accrued interest resulting from the refinancing activity in the fourth quarter of 1998 and first quarter of 1999.

        We expended $11.9 million for capital expenditures in the first six months of 1999, compared to $19.3 million in the corresponding period in 1998. Capital expenditures in the first six months of 1999 were primarily for broadcasting equipment, computer equipment, and advertising signs.

        For the periods presented, we financed our working capital needs primarily from cash provided by operating activities and bank borrowings. Over those periods, our long-term liquidity needs, including for acquisitions and to refinance our indebtedness, have been financed through additions to our long-term debt, principally through bank borrowings and the sale of senior and subordinated debt securities. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash used in operating activities was $8.2 million for the first six months of 1999, an increase from cash used in operating activities of $0.9 million for the first six months of 1998.

        On April 15, 1999, we paid our shareholders an annual cash dividend of $.02 per share.

TELEVISION BROADCASTING GROUP RESTRUCTURING

        On April 6, 1999, we announced the launch of Digital CentralCasting, a digital broadcasting system which allows us to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of our television stations within a regional group at one station. To implement this strategy, we have organized ten of the television stations we own and operate into the following three regional station groups: New York (WIXT, WIVT, WUTR, and WOKR), Central California (KGET, KCBA, KION, and KCOY), and North Coast (KFTY, KVIQ, and KMTR). In addition, we recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the ongoing implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions.

        We expect to implement Digital CentralCasting for all of our television station groups over the next twelve months, and believe we are among the first companies to introduce this technology in our industry. We anticipate that Digital CentralCasting will enhance our operational efficiency through economies of scale and the sharing of resources and programming among our stations. However, we cannot guarantee that the implementation of Digital CentralCasting will be achieved in a timely or effective manner and can give no assurance as to the timing or extent of the anticipated benefits.

YEAR 2000

        Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code field will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. The issue is not limited to computer systems. Year 2000 issues may affect any system or equipment that has an embedded microchip that processes date sensitive information.

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

        Assessment: All of our mission-critical software programs have been identified. This phase is essentially complete. Our primary software vendors and business partners were also assessed during this phase, and vendors/business partners who provide mission-critical software have been contacted. In most cases, the vendors/business partners that are not already compliant have planned new Year 2000 compliant releases to be available by the third quarter of 1999. We will continue to monitor and work with vendors and business partners to ensure that appropriate upgrades and/or testing is completed.

        Testing: Updating and testing of our automated systems is currently underway and we anticipate that testing will be substantially complete by August 31, 1999. Upon completion, we expect to be able to identify any in-house developed computer systems that remain non-compliant.

        Remediation and Implementation: This phase involves obtaining and implementing renovated Year 2000 compliant software applications provided by our vendors and performing the necessary programming to render in-house developed systems Year 2000 compliant. This process also involves replacing non-compliant hardware. The remediation and implementation process will continue through 1999.

Costs

        The total financial impact that Year 2000 issues will have on us cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these issues, the success of our efforts will not be known for sure until the year 2000 actually arrives. However, based on our assessment to date, we do not believe that expenses related to meeting Year 2000 challenges will exceed $750,000, of which approximately $360,000 had been expended as of June 30, 1999, although there can be no assurance in this regard.

Risks Related to Year 2000 Issues

        The year 2000 poses certain risks to our company and our operations. Some of these risks are present because we purchase technology and information systems applications from other parties who face Year 2000 challenges. Other risks are present simply because we transact business with organizations who also face Year 2000 challenges. Although it is impossible to identify all possible risks that we may face moving into the next millennium, our management has identified the following potential risks.

        The functions performed by our mission-critical software that are primarily at risk from Year 2000 challenges generally involve the scheduling of advertising and programming in our television broadcasting, radio broadcasting, and sports & entertainment segments, the scheduling of advertising in our outdoor media segment, and the scheduling of events in our sports & entertainment segment. In all of these cases, Year 2000 challenges could impact our ability to deliver our product with the same efficiency as we do now.

        Our operations, like those of many other organizations, can be adversely affected by Year 2000 triggered failures of other companies upon whom we depend. As described above, we have identified our mission-critical vendors and are monitoring their Year 2000 compliance programs. We have not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions, and electric companies, the failure of any one of which could severely disrupt our ability to carry on our business.

Contingency Plans

        We have developed contingency plans related to Year 2000 issues covering approximately 80% of our systems. As we continue the testing phase, and based on future ongoing assessment of the readiness of vendors and service providers, we intend to develop appropriate contingency plans for our remaining systems. It is possible that certain circumstances may occur for which there are no completely satisfactory contingency plans.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

        We become involved, from time to time, in various claims and lawsuits incidental to the ordinary course of our operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. In addition, we participate in various governmental and administrative proceedings relating to, among other things, condemnation of outdoor advertising structures without payment of just compensation and matters affecting the operation of broadcasting facilities. Management believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's business or financial condition, except for the matters disclosed below.

        Lambert v. Ackerley. In December 1994, six former employees of one of our subsidiaries filed a complaint in King County (Washington) Superior Court against two of our wholly-owned subsidiaries at the time, Seattle SuperSonics, Inc. and Full House Sports & Entertainment, Inc., and two of our officers, Barry
A. Ackerley, Chairman and Chief Executive Officer, and William N. Ackerley, former Co-President and Chief Operating Officer. The complaint alleged various violations of applicable wage and hour laws and breaches of employment contracts. The plaintiffs sought unspecified damages and injunctive relief.

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

        On November 22, 1996, the defendants filed their Notice of Appeal from the U.S. District Court to the Ninth Circuit Court of Appeals in San Francisco.

        On October 1, 1998, the U.S. Court of Appeals for the Ninth Circuit issued an opinion ruling in our favor, holding that the plaintiffs did not have a valid claim under the U.S. Fair Labor Standards Act and striking the award of damages, including all punitive damages that had been entered by the District Court. The Court of Appeals further reversed the lower court's award of $75,000 in emotional distress damages. Finally, the Court of Appeals remanded the cases for further consideration of whether or not the plaintiffs had a valid claim under the Washington State Fair Labor Standards Act and whether, if such were the case, the corporate officers named in the suit could have individual liability separate from the Company under State law. Subsequently, the plaintiffs filed a Motion for Rehearing or Reconsideration en banc.

        On March 9, 1999, the Court of Appeals issued an order referring the case to an 11-judge panel for a new hearing, which was held on April 23, 1999. On June 10, 1999, the Court of Appeals reinstated the District Court verdict in favor of the plaintiffs. We intend to petition for review of this decision by the U.S. Supreme Court and we anticipate that the U.S. Supreme Court would decide whether or not to grant our petition for review before the end of 1999. If the Court does not grant our petition for review, we will be required to pay the awarded damages, accrued interest thereon, and plaintiff's attorney's fees (which, at June 1, 1999, totaled approximately $7.2 million, including estimated attorney's fees). The foregoing amount includes damages payable by Barry A. Ackerley and William N. Ackerley, which we will pay on their behalf unless our Board of Directors determines that Barry A. Ackerley and William N. Ackerley are not covered by the indemnification provisions of our Certificate of Incorporation or otherwise entitled to be indemnified by us with respect to this matter. If the Court grants our petition for review, we anticipate that a final decision in this case would be rendered during 2000.

        Van Alstyne v. The Ackerley Group, Inc. On June 7, 1996, a former sales manager for television station WIXT, Syracuse, New York filed a complaint in the U.S. District Court for the Northern District of New York against The Ackerley Group, Inc., WIXT and the current and former general managers of WIXT. The complaint seeks unspecified damages and injunctive relief for discrimination on the basis of gender and disability, as well as unlawful retaliation, under both state and federal law. We have filed a motion for summary judgment which has not yet been decided. In the event that this motion is not successful, a trial date will be set. We believe that a trial is not likely to take place prior to September 1999.

        RSA Media Inc. v. AK Media Group, Inc. On June 4, 1997, RSA Media Inc., a supplier of outdoor advertising in Massachusetts, filed a complaint in the U.S. District Court for the District of Massachusetts (the "Court") alleging that we have unlawfully monopolized the Boston-area billboard market in violation of the Sherman Antitrust Act, engaged in unlawful restraint of trade in violation of the Sherman Antitrust Act, and committed unfair trade practices in violation of Massachusetts state law. The plaintiff is seeking in excess of $20.0 million in damages. On May 22, 1998, the Court, in a ruling from the bench, dismissed the count of plaintiff's complaint that alleged that the existence of leases between us and landowners restricted the landowners' ability to lease that same space to the plaintiff in violation of the Sherman Antitrust Act. We have filed a motion for summary judgment with respect to the remaining counts which is currently pending.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Shareholders of the Company was held on May 5,
        1997.

(b) The following directors were elected at the above meeting: Barry A. Ackerley, Gail A. Ackerley, Deborah L. Bevier, M. Ian G. Gilchrist, and Michel C. Thielen.

(c)     The result of the vote for the directors was as follows:

DIRECTOR                        FOR             AGAINST          ABSTAINED         NOT VOTED
--------                    -----------         -------          ---------        ------------
Barry A. Ackerley           128,646,459           -0-              76,700         131,089,568
Gail A. Ackerley            128,646,459           -0-              76,700         131,089,568
Deborah L. Bevier           128,646,669           -0-              76,490         131,089,568
M. Ian G. Gilchrist         128,646,669           -0-              76,490         131,089,568
Michel C. Thielen           128,646,669           -0-              76,490         131,089,568


(d) The shareholders approved an amendment to the Company's Third Amended and Restated Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 1,000,000 shares to 1,500,000 shares. The result of the vote for the amendment was as follows: 128,483,123 for; 233,234 against; 6,802 abstained; and 131,089,568 shares not voted.

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        Exhibit No.    Exhibit

            27 Financial Data Schedule for the six-month period ending June 30, 1999.

(b)     Reports on Form 8-K:

        (1) Current Report on Form 8-K, filed April 22, 1999, relating to the announcement by the Company that it had extended the expiration date of its offer to exchange up to $200,000,000 of its 9% Series B Senior Subordinated Notes due 2009 for its outstanding 9% Series A Senior Subordinated Notes due 2009, as described under Item 5.

        (2) Current Report on Form 8-K, filed April 27, 1999, relating to the announcement by the Company that it had acquired substantially all of the assets of WOKR(TV), as described under
                Item 2.

        (3) Current Report on Form 8-K, filed June 10, 1999, relating to the announcement by the Company that it expected its results of operations for the second quarter of 1999 will be adversely affected by a charge related to its implementation of Digital CentralCasting(TM) and lower than previously anticipated revenue from NBA-related activities due in large part to the effect of the NBA lock-out, as described under Item 5.

        (4) Current Report on Form 8-K/A, filed June 25, 1999, incorporating by reference financial statements and pro forma financial information in connection with the acquisition of substantially all of the assets of WOKR(TV), as described under Item 2.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE ACKERLEY GROUP, INC.

DATED: August 13, 1999                  By:/s/ Keith W. Ritzmann
                                           ------------------------------------
                                           Keith W. Ritzmann
                                           Senior Vice President and
                                           Chief Information Officer,
                                           Assistant Secretary, and Controller