Form 10-Q
period 1999-09-30
ACKERLEY GROUP INC
filed 1999-11-09
CIK 319120

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

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended September 30, 1999

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

                               Yes [X]   No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title of Class                     Outstanding at November 1, 1999
             --------------                     -------------------------------
     Common Stock, $.01 par value                     23,838,879 shares
     Class B Common Stock, $.01 par value             11,051,230 shares


================================================================================

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----

PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
           SEPTEMBER 30, 1999 AND DECEMBER 31, 1998....................................      1

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999
           AND 1998....................................................................      2

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998........................      3

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................      5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................     10

PART II -  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................................     22

           SIGNATURES..................................................................     22

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                            THE ACKERLEY GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ---------------



                                     ASSETS
                                                                                        (Unaudited)
                                                                                        September 30,       December 31,
                                                                                            1999                1998
                                                                                        ------------        ------------
                                                                                                  (In thousands)
Current assets:
    Cash and cash equivalents                                                           $      2,572        $      4,630
    Accounts receivable, net of allowance                                                     49,935              44,680
    Current portion of broadcast rights                                                        8,104               7,339
    Prepaid expenses                                                                          17,986              10,212
    Deferred tax assets                                                                        4,497               4,497
    Other current assets                                                                       3,840               3,883
                                                                                        ------------        ------------
        Total current assets                                                                  86,934              75,241

Property and equipment, net                                                                  138,504             113,108
Goodwill, net                                                                                224,556              70,034
Other intangibles, net                                                                        23,716               7,780
Other assets                                                                                  38,897              49,963
                                                                                        ------------        ------------
        Total assets                                                                    $    512,607        $    316,126
                                                                                        ============        ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Accounts payable                                                                    $      9,312        $      8,004
    Accrued interest                                                                           6,337                 694
    Other accrued liabilities                                                                 11,322              11,861
    Deferred revenue                                                                          26,841              27,736
    Current portion of broadcasting obligations                                                9,391               8,139
    Current portion of long-term debt                                                          8,833               3,101
                                                                                        ------------        ------------
        Total current liabilities                                                             72,036              59,535
Long-term debt, less current portion                                                         394,515             266,999
Litigation accrual                                                                             7,911               8,016
Other long-term liabilities                                                                    9,631               7,417
                                                                                        ------------        ------------
        Total liabilities                                                                    484,093             341,967

Stockholders' equity (deficiency): Common stock, par value $.01 per share--authorized 50,000,000 shares; issued 25,204,041 shares at September
    30, 1999 and 21,951,380 shares at December 31, 1998; and
    outstanding 23,829,095 shares at September 30, 1999 and                                      252                 219
    20,576,434 shares at December 31, 1998

    Class B common stock, par value $.01 per share--authorized 11,406,510 shares; and issued and outstanding 11,051,230
    shares at September 30, 1999 and December 31, 1998                                           111                 111

    Capital in excess of par value                                                            57,385              10,339
    Deficit                                                                                  (19,145)            (26,421)
    Less common stock in treasury, at cost                                                   (10,089)            (10,089)
                                                                                        ------------        ------------
        Total stockholders' equity (deficiency)                                               28,514             (25,841)
                                                                                        ------------        ------------
        Total liabilities and stockholders' equity (deficiency)                         $    512,607        $    316,126
                                                                                        ============        ============


          See Notes to the Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                 ---------------

                                                       For the Three Month                    For the Nine Month
                                                   Periods Ended September 30,             Periods Ended September 30,
                                                    1999                1998                1999                1998
                                                 ----------          ----------          ----------          ----------
                                                                (In thousands, except per share amounts)
Revenue                                          $   65,279          $   56,315          $  221,660          $  231,742
Less agency commissions and discounts                (9,210)             (8,228)            (26,494)            (26,772)
                                                 ----------          ----------          ----------          ----------
Net revenue                                          56,069              48,087             195,166             204,970

Expenses (other income):
    Operating expenses                               44,622              37,184             161,520             168,470
    Restructuring expenses                              (19)                ---               1,108                 ---
    Depreciation and amortization
     expense                                          8,001               3,704              19,584              10,771
    Interest expense                                  9,779               6,600              26,497              20,238
    Stock compensation expense                           25                  15                 544                 437
    Loss (gain) on disposition of assets               (122)                210             (29,055)            (32,770)
                                                 ----------          ----------          ----------          ----------
        Total expenses and other income              62,286              47,713             180,198             167,146
                                                 ----------          ----------          ----------          ----------

Income (loss) before income taxes and
    extraordinary item                               (6,217)                374              14,968              37,824
Income tax (expense) benefit                          2,475                (145)             (5,687)            (14,389)
                                                 ----------          ----------          ----------          ----------

Income (loss) before extraordinary item              (3,742)                229               9,281              23,435
Extraordinary item: loss on debt
    extinguishment                                      ---                 ---              (1,373)                ---
                                                 ----------          ----------          ----------          ----------

Net income (loss)                                $   (3,742)         $      229          $    7,908          $   23,435
                                                 ==========          ==========          ==========          ==========

Income (loss) per common share, before
    extraordinary item                           $    (0.11)         $     0.01          $     0.29          $     0.74
Extraordinary item: loss on debt
    extinguishment                                      ---                 ---               (0.04)                ---
                                                 ----------          ----------          ----------          ----------

Net income (loss) per common share               $    (0.11)         $     0.01          $     0.25          $     0.74
                                                 ==========          ==========          ==========          ==========
Income (loss) per common share, before
    extraordinary item, assuming
    dilution                                     $    (0.11)         $     0.01          $     0.29          $     0.74

Extraordinary item: loss on debt
    extinguishment                                      ---                 ---               (0.05)                ---
                                                 ----------          ----------          ----------          ----------
Net income (loss) per common share,
    assuming dilution                            $    (0.11)         $     0.01          $     0.24          $     0.74
                                                 ==========          ==========          ==========          ==========

Dividends per common share                       $      ---          $      ---          $     0.02          $     0.02
                                                 ==========          ==========          ==========          ==========

Dividends per common share, assuming
  dilution                                       $      ---          $      ---          $     0.02          $     0.02
                                                 ==========          ==========          ==========          ==========

Weighted average number of common                    33,486              31,627              32,255              31,616
    shares

Weighted average number of common
  shares, assuming dilution                          33,486              31,888              32,443              31,880


          See Notes to the Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED
                                 ---------------


                                                                             For the Nine Month
                                                                         Periods Ended September 30,
                                                                          1999                1998
                                                                       ----------          ----------
                                                                               (In thousands)
Cash flows from operating activities:
      Net income                                                       $    7,908          $   23,435
      Adjustments to reconcile net income to net cash used in
      operating activities:
          Stock compensation expense                                          544                 437
          Deferred tax expense                                              5,686              12,251
          Debt extinguishment, net of taxes                                 1,373                 ---
          Depreciation and amortization expense                            19,584              10,771
          Amortization of deferred financing costs                          1,197                 643
          Gain on disposition of assets                                   (29,055)            (32,770)
          Amortization of broadcast rights                                  8,534               7,331
          Income from barter transactions                                  (1,532)             (1,396)
          Gain on termination of interest rate swap agreement                 (56)                ---
          Change in assets and liabilities:
             Accounts receivable                                           (1,964)              8,724
             Prepaid expenses                                              (7,579)                114
             Other current assets and other assets                          2,178             (13,047)
             Accounts payable and accrued interest                          6,917              (2,122)
             Other accrued liabilities and other long-term
             liabilities                                                   (1,220)             (4,173)
             Deferred revenues                                               (895)              4,475
             Current portion of broadcast obligations                      (8,264)             (8,347)
                                                                       ----------          ----------
      Net cash provided by operating activities                             3,356               6,326

Cash flows from investing activities:
      Proceeds from disposition of assets                                  13,423              40,762
      Proceeds from sale of property and equipment                            503                 ---
      Capital expenditures                                                (21,165)            (24,207)
      Payments for acquisitions                                          (167,467)            (42,115)
      Payments for investments                                             (4,500)                ---
      Other, net                                                              ---                (513)
                                                                       ----------          ----------
      Net cash used in investing activities                              (179,206)            (26,073)

Cash flows from financing activities:
      Borrowings under credit agreements                                  297,063             220,744
      Payments under credit agreements                                   (163,219)           (198,740)
      Payments under capital lease obligations                               (672)               (547)
      Note redemption prepayment fees                                      (1,208)                ---
      Dividends paid                                                         (632)               (633)
      Payments of deferred financing costs                                 (6,080)             (1,345)
      Proceeds from stock issuance                                         46,535                  72
      Proceeds from termination of interest rate swap
             agreement                                                      2,005                 ---
                                                                       ----------          ----------
      Net cash provided by financing activities                           173,792              19,551
Net decrease in cash and cash equivalents                                  (2,058)               (196)
Cash and cash equivalents at beginning of period                            4,630               3,656
                                                                       ----------          ----------
Cash and cash equivalents at end of period                             $    2,572          $    3,460
                                                                       ==========          ==========

                                                                             For the Nine Month
                                                                         Periods Ended September 30,
                                                                          1999                1998
                                                                       ----------          ----------
                                                                               (In thousands)
Supplemental disclosure of noncash transactions:
      Broadcast rights acquired and broadcast obligations
      assumed                                                          $    6,446          $    7,892
      Property and equipment acquired through barter                          853                 963


          See Notes to the Condensed Consolidated Financial Statements

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

        The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the nine month periods ended September 30, 1999 and 1998, giving pro forma effect to the acquisition of WOKR(TV) as if the acquisition had been made at the beginning of the periods presented. These pro forma consolidated statements do not necessarily reflect the results of operations which would have occurred had such an acquisition taken place on the date indicated.

                                                                   For the Nine Month
                                                               Periods Ended September 30,
                                                               1999                1998
                                                           -----------         -----------
                                                             (In thousands, except per share
                                                                        amounts)
Net revenue                                                $   199,064         $   217,992
Operating expenses                                            (164,072)           (176,023)
Income before extraordinary item                                 9,396              24,202
Net income                                                       8,023              24,202
Net income per common share                                        .25                 .77
Net income per common share, assuming dilution                     .25                 .76

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

        On September 13, 1999, the Company entered into a joint sales agreement with the owner of radio station KFNK(FM) in Eatonville, Washington. Under the agreement, the Company pays the owner a monthly fee for the right to sell advertising on the station. In connection with the transaction, the Company paid $4.0 million under a put and call agreement whereby the Company may elect, or be required by the owner, to purchase the station's assets any time after November 1, 2002. The gross purchase price of the station's assets, which is primarily based on the station's ratings at the time of the sale, ranges from $4.5 million up to $11.7 million. The gross purchase price is reduced by the Company's $4.0 million payment under the put and call agreement plus accrued interest.

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

        On August 6, 1999, the Company received proceeds of $2.0 million upon the termination of an interest rate swap agreement with a notional principal amount of $70.0 million. In connection with the transaction, the gain on the termination of the interest rate swap agreement is amortized as an adjustment to interest expense over the remaining term of the interest rate swap agreement's original contract life.

NOTE 5. STOCK OFFERING

        On August 6, 1999, the Company issued 3,000,000 shares of common stock at $15.25 per share pursuant to an underwritten public offering. In conjunction with the transaction, the Company received net proceeds of approximately $43.5 million. On September 7, 1999, the Company issued 250,000 additional shares of common stock at $15.25 per share upon the exercise of the underwriters' overallotment option. The Company received net proceeds of approximately $3.6 million in connection with the transaction.

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

NOTE 7. LITIGATION ACCRUAL

        The Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. On February 29, 1996, a jury issued a verdict awarding the plaintiffs compensatory and punitive damages of approximately $13.0 million. At December 31, 1995, the Company initially recorded an accrual of $14.2 million, including estimated additional legal costs, related to the verdict. Following post-trial motions, the punitive damages award was reduced, and in 1997, the Company reduced the accrual related to this litigation by $5.0 million. At September 30, 1999, the total accrual was approximately $7.9 million.

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

        On March 9, 1999, the Court of Appeals issued an order referring the case to an 11-judge panel for a new hearing, which was held on April 23, 1999. On June 10, 1999, the Court of Appeals reinstated the District Court verdict in favor of the plaintiffs. The Company has petitioned for review of this decision by the U.S. Supreme Court and anticipates that the U.S. Supreme Court will decide whether or not to grant the petition for review before the end of 1999. If the Court does not grant the petition for review, the Company will be required to pay the awarded damages, accrued interest thereon, and plaintiff's attorney's fees (which, at June 1, 1999, totaled approximately $7.2 million, including estimated attorney's fees). If the Court grants the petition for review, the Company anticipates that a final decision in this case may be rendered during 2000.

NOTE 8. TELEVISION BROADCASTING GROUP RESTRUCTURING

        On April 6, 1999, the Company announced the launch of Digital CentralCasting, a digital broadcasting system which allows the Company to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of the television stations within a regional group at one station. To implement this strategy, the Company has organized eleven of the television stations it owns and/or programs into the following three regional station groups: New York (WIXT, WIVT, WUTR, and WOKR), Central California (KGET, KION, and KCOY), and North Coast (KCBA, KFTY, KVIQ, and KMTR).

        The Company expects to implement Digital CentralCasting for all of its television station groups over the next twelve months. The Company recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions.

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

        Selected financial information for these segments for the three and nine month periods ended September 30, 1999 and 1998 is presented as follows (in thousands):

                                            OUTDOOR          TELEVISION          RADIO            SPORTS &
                                             MEDIA          BROADCASTING      BROADCASTING      ENTERTAINMENT     CONSOLIDATED
                                          ------------      ------------      ------------      -------------     ------------
THREE MONTH PERIOD ENDED SEPTEMBER
30, 1999:

Net revenue                               $     26,263      $     20,040      $      7,743      $      2,023      $     56,069
Segment operating expenses                     (13,758)          (17,234)           (4,165)           (4,945)          (40,102)
                                          ------------      ------------      ------------      ------------      ------------
Segment Operating Cash Flow               $     12,505      $      2,806      $      3,578      $     (2,922)     $     15,967
                                          ============      ============      ============      ============
Corporate overhead                                                                                                      (4,501)
                                                                                                                  ------------
Operating Cash Flow                                                                                                     11,466
Other expenses:
    Depreciation and amortization
    expense                                                                                                             (8,001)
    Interest (expense) income                                                                                           (9,779)
    Stock compensation expense                                                                                             (25)
    Gain on disposition of assets                                                                                          122
                                                                                                                  ------------
Loss before income taxes                                                                                          $     (6,217)
                                                                                                                  ============
Segment assets                            $     92,844      $    271,609      $     60,598      $     40,598      $    465,649
                                          ============      ============      ============      ============
Corporate assets                                                                                                        46,958
                                                                                                                  ------------
Total assets                                                                                                      $    512,607
                                                                                                                  ============

THREE MONTH PERIOD ENDED SEPTEMBER
30, 1998:

Net revenue                               $     24,603      $     15,931      $      6,981      $        572      $     48,087
Segment operating expenses                     (13,220)          (13,237)           (3,775)           (3,691)          (33,923)
                                          ------------      ------------      ------------      ------------      ------------
Segment Operating Cash Flow               $     11,383      $      2,694      $      3,206      $     (3,119)     $     14,164
                                          ============      ============      ============      ============
Corporate overhead                                                                                                      (3,261)
                                                                                                                  ------------
Operating Cash Flow                                                                                                     10,903
Other expenses:
    Depreciation and amortization
    expense                                                                                                             (3,704)
    Interest expense                                                                                                    (6,600)
    Stock compensation expense                                                                                             (15)
    Loss on disposition of assets                                                                                         (210)
                                                                                                                  ------------
Income before income taxes                                                                                        $        374
                                                                                                                  ============

NINE MONTH PERIOD ENDED
SEPTEMBER 30, 1999:

Net revenue                               $     71,997      $     57,720      $     19,899      $     45,550      $    195,166
Segment operating expenses                     (40,764)          (52,151)          (11,518)          (46,051)         (150,484)
                                          ------------      ------------      ------------      ------------      ------------
Segment Operating Cash Flow               $     31,233      $      5,569      $      8,381      $       (501)     $     44,682
                                          ============      ============      ============      ============
Corporate overhead                                                                                                     (12,144)
                                                                                                                  ------------
Operating Cash Flow                                                                                                     32,538
Other (expenses) income:
    Depreciation and amortization
    expense                                                                                                            (19,584)
    Interest expense                                                                                                   (26,497)
    Stock compensation expense                                                                                            (544)
    Gain on disposition of assets                                                                                       29,055
                                                                                                                  ------------
Income before income taxes and
extraordinary item                                                                                                $     14,968
                                                                                                                  ============
NINE MONTH PERIOD ENDED
SEPTEMBER 30, 1998:

Net revenue                               $     84,426      $     47,499      $     18,375      $     54,670      $    204,970
Segment operating expenses                     (52,667)          (40,888)          (10,846)          (53,125)         (157,526)
                                          ------------      ------------      ------------      ------------      ------------
Segment Operating Cash Flow               $     31,759      $      6,611      $      7,529      $      1,545      $     47,444
                                          ============      ============      ============      ============
Corporate overhead                                                                                                     (10,944)
                                                                                                                  ------------
Operating Cash Flow                                                                                                     36,500
Other (expenses) income:
    Depreciation and amortization                                                                                      (10,771)
    Interest expense                                                                                                   (20,238)
    Stock compensation expense                                                                                            (437)
    Gain on disposition of assets                                                                                       32,770
                                                                                                                  ------------
Income before income taxes                                                                                        $     37,824
                                                                                                                  ============


        The increase in assets from the outdoor media and television broadcasting segments as of September 30, 1999 compared to December 31, 1998 is primarily due to the acquisition of an outdoor advertising company and television stations KVIQ, KMTR, WOKR, KCOY, and KTVF as discussed in Note 3.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        Statements appearing in this section, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature (including the discussions of the effects of recent acquisitions, business transactions, and similar information), are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution our shareholders and potential investors that any forward-looking statements or projections set forth in this section are subject to risks and uncertainties which may cause actual results to differ materially from those projected. After the date of this Quarterly Report, we will not make any public announcements updating any forward looking statement contained in this section.

        Important factors that could cause the results to differ materially from those expressed in this section include:

        - material adverse changes in general economic conditions, including changes in inflation and interest rates;

        - changes in laws and regulations affecting the outdoor advertising and television and radio broadcasting businesses, including changes in the FCC's treatment of time brokerage agreements and related matters, and the possible inability to obtain FCC consent to proposed or pending acquisitions or dispositions of broadcasting stations;

        - competitive factors in the outdoor advertising, television broadcasting, radio broadcasting, and sports & entertainment businesses;

        -  material changes to accounting standards;

        - expiration or non-renewal of broadcasting licenses and time brokerage agreements;

        - labor matters, including the aftereffects of the NBC lockout, changes in labor costs, renegotiation of labor contracts, and risk of work stoppages or strikes;

        - matters relating to our level of indebtedness, including restrictions imposed by financial covenants;

        - the win-loss record of the SuperSonics, which has a substantial influence on attendance, and whether the team participates in the NBA playoffs;

        -  recessionary influences in the regional markets that we serve.

OVERVIEW

        We reported net income of $7.9 million for the first nine months of 1999, compared to net income of $23.4 million for the first nine months of 1998. Net revenue for the first nine months of 1999 decreased over the same period last year by $9.8 million, or 5%, while our Operating Cash Flow (as defined below) decreased $4.0 million, or 11%. On April 15, 1999, we paid an annual cash dividend of $.02 per share.

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

        Acquisitions and Dispositions. During the first nine months of 1999, we acquired five television stations and an outdoor advertising company, and we sold one television station and a radio broadcasting tower.

        Stock Offering. On August 6, 1999, we received approximately $43.5 million in net proceeds from the issuance of 3,000,000 shares of common stock pursuant to a firmly underwritten public offering. On September 7, 1999, we received approximately $3.6 million in net proceeds from the issuance of 250,000 shares of common stock upon the exercise of the underwriters' overallotment option.

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

RESULTS OF OPERATIONS

        The following tables set forth certain historical financial and operating data for the three and nine month periods ended September 30, 1999 and 1998, including net revenue, operating expenses, and Operating Cash Flow information by segment:

                                                          THREE MONTH PERIODS ENDED SEPTEMBER 30,
                                               ------------------------------------------------------------
                                                           1999                           1998
                                               ----------------------------    ----------------------------
                                                                  AS % OF                         AS % OF
                                                AMOUNT          NET REVENUE     AMOUNT          NET REVENUE
                                               --------         -----------    --------         -----------
                                                                 (DOLLARS IN THOUSANDS)

Net revenue .............................      $ 56,069            100.0%      $ 48,087            100.0%

Segment operating expenses ..............        40,102             71.5         33,923             70.5
Corporate overhead ......................         4,501              8.0          3,261              6.8
                                               --------                        --------
          Total operating expenses ......        44,603             79.6         37,184             77.3
                                               --------                        --------

Operating Cash Flow .....................        11,466             20.4         10,903             22.7

Other expenses (income):
    Depreciation and amortization
       expense ..........................         8,001             14.3          3,704              7.7
    Interest expense ....................         9,779             17.4          6,600             13.7
    Stock compensation expense ..........            25              ---             15              ---
    Loss (gain) on disposition of
       assets ...........................          (122)            (0.2)           210              0.4
                                               --------                        --------
          Total other expenses (income)          17,683             31.5         10,529             21.9

Net income (loss) before income taxes ...        (6,217)           (11.1)           374              0.8
Income tax (expense) benefit ............         2,475              4.4           (145)            (0.3)
                                               --------                        --------
Net income (loss) .......................      $ (3,742)            (6.7)      $    229              0.5
                                               ========                        ========


                                                            NINE MONTH PERIODS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------
                                                           1999                             1998
                                               ------------------------------   -------------------------------
                                                                    AS % OF                           AS % OF
                                                 AMOUNT           NET REVENUE     AMOUNT            NET REVENUE
                                               ----------         -----------   ----------          -----------
                                                                    (DOLLARS IN THOUSANDS)

Net revenue .............................      $  195,166             100.0%    $  204,970             100.0%

Segment operating expenses ..............         150,484              77.1        157,526              76.9
Corporate overhead ......................          12,144               6.2         10,944               5.3
                                               ----------                       ----------
          Total operating expenses ......         162,628              83.3        168,470              82.2

Operating Cash Flow .....................          32,538              16.7         36,500              17.8

Other expenses (income):
    Depreciation and amortization
       expense ..........................          19,584              10.0         10,771               5.3
    Interest expense ....................          26,497              13.6         20,238               9.9
    Stock compensation expense ..........             544               0.3            437               0.2
    Gain on disposition of assets .......         (29,055)            (14.9)       (32,770)            (16.0)
                                               ----------                       ----------
          Total other expenses (income)            17,570               9.0         (1,324)             (0.6)

Income before income taxes and
   extraordinary item ...................          14,968               7.7         37,824              18.5
Income tax expense ......................          (5,687)             (2.9)       (14,389)             (7.0)
                                               ----------                       ----------
Income before extraordinary item ........           9,281               4.8         23,435              11.4
Extraordinary item ......................          (1,373)             (0.7)           ---               ---
                                               ----------                       ----------
Net income ..............................           7,908               4.1     $   23,435              11.4
                                               ==========                       ==========

                                                                    THREE MONTH PERIODS ENDED         NINE MONTH PERIODS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   ---------------------------       ---------------------------
                                                                      1999             1998             1999             1998
                                                                   ----------       ----------       ----------       ----------
                                                                                      (DOLLARS IN THOUSANDS)
Net revenue:
   Outdoor media ............................................      $   26,263       $   24,603       $   71,997       $   84,426
   Television broadcasting ..................................          20,040           15,931           57,720           47,499
   Radio broadcasting .......................................           7,743            6,981           19,899           18,375
   Sports & entertainment ...................................           2,023              572           45,550           54,670
                                                                   ----------       ----------       ----------       ----------
    Total net revenue .......................................      $   56,069       $   48,087       $  195,166       $  204,970
                                                                   ==========       ==========       ==========       ==========

Segment operating expenses:
   Outdoor media ............................................      $   13,758       $   13,220       $   40,764       $   52,667
   Television broadcasting ..................................          17,234           13,237           52,151           40,888
   Radio broadcasting .......................................           4,165            3,775           11,518           10,846
   Sports & entertainment ...................................           4,945            3,691           46,051           53,125
                                                                   ----------       ----------       ----------       ----------
    Total segment operating expenses ........................      $   40,102       $   33,923       $  150,484       $  157,526
                                                                   ==========       ==========       ==========       ==========

Operating Cash Flow:
   Outdoor media ............................................      $   12,505       $   11,383       $   31,233       $   31,759
   Television broadcasting ..................................           2,806            2,694            5,569            6,611
   Radio broadcasting .......................................           3,578            3,206            8,381            7,529
   Sports & entertainment ...................................          (2,922)          (3,119)            (501)           1,545
                                                                   ----------       ----------       ----------       ----------
    Total Segment Operating Cash Flow .......................          15,967           14,164           44,682           47,444
   Corporate overhead .......................................          (4,501)          (3,261)         (12,144)         (10,944)
                                                                   ----------       ----------       ----------       ----------
    Total Operating Cash Flow ...............................      $   11,466       $   10,903       $   32,538       $   36,500
                                                                   ==========       ==========       ==========       ==========

Change in net revenue from prior period:
   Outdoor media ............................................             6.7%           (15.6)%          (14.7)%            1.6%
   Television broadcasting ..................................            25.8              3.3             21.5              6.0
   Radio broadcasting .......................................            10.9             17.6              8.3             19.3
   Sports & entertainment ...................................           253.7            (72.9)           (16.7)            11.6
    Change in total net revenue .............................            16.6%            (8.6)%           (4.8)%            6.6%

Segment operating expenses as a % of segment net revenue:
   Outdoor media ............................................            52.4%            53.7%            56.6%            62.4%
   Television broadcasting ..................................            86.0             83.1             90.4             86.1
   Radio broadcasting .......................................            53.8             54.1             57.9             59.0
   Sports & entertainment ...................................           244.4            645.3            101.1             97.2
    Total segment operating expenses as a
        % of total net revenue ..............................            71.5%            70.5%            77.1%            76.9%

Segment Operating Cash Flow as a % of net revenue by segment:
   Outdoor media ............................................            47.6%            46.3%            43.4%            37.6%
   Television broadcasting ..................................            14.0             16.9              9.6             13.9
   Radio broadcasting .......................................            46.2             45.9             42.1             41.0
   Sports & entertainment ...................................          (144.4)          (545.3)            (1.1)             2.8
    Operating Cash Flow as a % of total net revenue..........
                                                                         20.4%            22.7%            16.7%            17.8%

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

        Net Revenue. Our net revenue for the third quarter of 1999 was $56.1 million. This represented an increase of $8.0 million, or 17%, compared to $48.1 million for the third quarter of 1998. Changes in net revenue were as follows:

        o Outdoor Media. Our net revenue for the third quarter of 1999 from our outdoor media segment increased by $1.7 million, or 7%, compared to the third quarter of 1998. This increase was primarily due to increased national and local sales.

        o Television Broadcasting. Our net revenue for the third quarter of 1999 from our television broadcasting segment increased by $4.1 million, or 26%, compared to the third quarter of 1998. This increase was mainly due to the exchange of station KKTV for station KCOY in January 1999 and the addition of stations KMTR in December 1998, WOKR in April 1999, and KTVF in August 1999. Excluding these transactions, our net revenue for the third quarter of 1999 from our television broadcasting segment decreased slightly by $0.2 million, or 1%, compared to the third quarter of 1998. This decrease was primarily due to the lack of political advertising in 1999, offset by increased national and local sales.

        o Radio Broadcasting. Our net revenue for the third quarter of 1999 from our radio broadcasting segment increased by $0.7 million, or 10%, compared to the third quarter of 1998. This increase was primarily due to higher national and local sales.

        o Sports & Entertainment. Our net revenue for the third quarter of 1999 from our sports & entertainment segment increased by $1.4 million compared to the third quarter of 1998. This increase was primarily due to adjustments to certain revenues which are recorded during the NBA season on the basis of estimates. Subsequent to the completion of the NBA season, these estimates are revised based on updated information and the determination of the actual amounts.

        Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead) for the third quarter of 1999 were $40.1 million. This represented an increase of $6.2 million, or 18%, compared to $33.9 million for the third quarter of 1998. Changes in segment operating expenses were as follows:

        o Outdoor Media. Our operating expenses for the third quarter of 1999 from our outdoor media segment increased by $0.6 million, or 5%, compared to the third quarter of 1998. This increase was primarily due to higher lease costs incurred to secure long-term property lease contracts for our advertising displays and higher expenses related to the expansion of our national sales force.

        o Television Broadcasting. Our operating expenses for the third quarter of 1999 from our television broadcasting segment increased by $4.0 million, or 30%, compared to the third quarter of 1998. This increase was mainly due to the exchange of station KKTV for station KCOY in January 1999 and the addition of stations KMTR in December 1998, WOKR in April 1999, and KTVF in August 1999. Excluding these transactions, our operating expenses for the third quarter of 1999 from our television broadcasting segment increased by $0.9 million, or 8%, compared to the third quarter of 1998. This increase primarily relates to higher program, promotion, and production expenses relating to the expansion of local news.

        o Radio Broadcasting. Our operating expenses for the third quarter of 1999 from our radio broadcasting segment increased by $0.4 million, or 11%, compared to the third quarter of 1998. This increase was primarily due to higher expenses relating to increased sales activity.

        o Sports & Entertainment. Our operating expenses for the third quarter of 1999 from our sports & entertainment segment increased by $1.2 million, or 32%, compared to the third quarter of 1998. This increase was primarily due to increased travel, personnel, and training costs related to team operations.

        Corporate Overhead. Our corporate overhead expenses were $4.5 million for the third quarter of 1999. This represented an increase of $1.2 million, or 36%, compared to the third quarter of 1998. This increase was primarily a result of increased personnel, travel, and marketing costs and higher utilization of outside services.

        Operating Cash Flow. Our Operating Cash Flow for the third quarter of 1999 was $11.5 million. This represented an increase of $0.6 million, or 6%, compared to $10.9 million for the third quarter of 1998. The increase in Operating Cash Flow from our segments was partially offset by the increase in corporate overhead expenses. Operating Cash Flow as a percentage of total net revenue decreased to 20% for the third quarter of 1999 compared to 23% for the third quarter of 1998.

        Depreciation and Amortization Expense. Our depreciation and amortization expense was $8.0 million for the third quarter of 1999. This represented an increase of $4.3 million, compared to $3.7 million for the third quarter of 1998. This increase primarily resulted from depreciation and amortization expense relating to our business acquisitions during the first nine months of 1999 and depreciation expense on our new Seattle SuperSonics aircraft, which was placed into service in December 1998.

        Interest Expense. Our interest expense was $9.8 million for the third quarter of 1999. This represented an increase of $3.2 million, or 48%, compared to the third quarter of 1998. This increase was primarily due to higher average debt balances during the third quarter of 1999 used to fund our business acquisitions.

        Income Tax (Expense) Benefit. For the third quarter of 1999, we recognized an income tax benefit of $2.5 million based on our pretax loss compared to an income tax expense of $0.1 million for the third quarter of 1998.

        Net Income (Loss). Our net loss for the third quarter of 1999 was $3.7 million. This represented a decrease of $3.9 million compared to net income of $0.2 million for the third quarter of 1998. Net loss as a percentage of net revenue was 7% for the third quarter of 1999 compared to net income as a percentage of net revenue of 1% for the third quarter of 1998.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

        Net Revenue. Our net revenue for the nine months ended September 30, 1999 was $195.2 million. This represented a decrease of $9.8 million, or 5%, compared to $205.0 million for the nine months ended September 30, 1998. Changes in net revenue were as follows:

        o Outdoor Media. Our net revenue for the first nine months of 1999 from our outdoor media segment decreased by $12.4 million, or 15%, compared to the first nine months of 1999. This decrease was primarily due to the absence of our airport advertising operations, which we sold in June 1998. Excluding our airport advertising operations, our net revenue for the first nine months of 1999 from our outdoor media segment increased by $3.8 million, or 6%, compared to the first nine months of 1998. This increase mainly resulted from increased national and local sales and revenues from our large format printing operations, which began in the third quarter of 1998.

        o Television Broadcasting. Our net revenue for the first nine months of 1999 from our television broadcasting segment increased by $10.2 million, or 21%, compared to the first nine months of 1998. This increase was mainly due to the exchange of station KKTV for station KCOY in January 1999 and the addition of stations KVIQ in July 1998, KMTR in December 1998, WOKR in April 1999, and KTFV in August 1999. Excluding these transactions, our net revenue for the first nine months of 1999 from our television broadcasting segment decreased by $0.8 million, or 2%, compared to the first nine months of 1998. This decrease was primarily due to the lack of political advertising during 1999, offset by increased national and local sales.

        o Radio Broadcasting. Our net revenue for the first nine months of 1999 from our radio broadcasting segment increased by $1.5 million, or 8%, compared to the first nine months of 1998. This increase was primarily due to higher national and local sales.

        o Sports & Entertainment. Our net revenue for the first nine months of 1999 from our sports & entertainment segment decreased by $9.1 million, or 17%, compared to the first nine months of 1998. This decrease was primarily due to the failure of the Seattle SuperSonics to participate in the NBA playoffs (in contrast to the prior season, when they participated in the first two rounds of the 1998 NBA playoffs) and decreased revenue from NBA-related activities mostly due to the NBA lockout.

        Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead) for the nine months ended September 30, 1999 were $150.5 million. This represented a decrease of $7.0 million, or 4%, compared to $157.5 million for nine months ended September 30, 1998. Changes in segment operating expenses were as follows:

        o Outdoor Media. Our operating expenses for the first nine months of 1999 from our outdoor media segment decreased by $11.9 million, or 23%, compared to the third quarter of 1998. This decrease was primarily due to the absence of our airport advertising operations, which we sold in June 1998. Excluding our airport advertising operations, our operating expenses for the first nine months of 1999 from our outdoor media segment increased by $3.0 million, or 8%, compared to the first nine months of 1998. This increase was primarily due to higher lease costs incurred to secure long-term property lease contracts for our advertising displays, higher expenses related to the expansion of our national sales force, and expenses relating to our large format printing operations, which began in the third quarter of 1998.

        o Television Broadcasting. Our operating expenses for the first nine months of 1999 from our television broadcasting segment increased by $11.3 million, or 28%, compared to the first nine months of 1998. This increase was mainly due to the exchange of station KKTV for station KCOY in January 1999 and the addition of stations KVIQ in July 1998, KMTR in December 1998, WOKR in April 1999, and KTVF in August 1999. This increase was also due to a restructuring charge of $1.1 million recognized in connection with our ongoing implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions. Excluding these transactions, our operating expenses for the first nine months of 1999 from our television broadcasting segment increased by $1.6 million, or 5%, compared to the first nine months of 1998. This increase was primarily due to higher program, promotion, and production expenses relating to the expansion of local news.

        o Radio Broadcasting. Our operating expenses for the first nine months of 1999 from our radio broadcasting segment increased by $0.7 million, or 6%, compared to the first nine months of 1998. This increase was primarily due to higher expenses relating to increased sales activity.

        o Sports & Entertainment. Our operating expenses for the first nine months of 1999 from our sports & entertainment segment decreased by $7.0 million, or 13%, compared to the first nine months of 1998. This decrease was primarily due to the failure of the Seattle SuperSonics to participate in the NBA playoffs (in contrast to the prior season, when they participated in the first two rounds of the 1998 NBA playoffs).

        Corporate Overhead Expenses. Our corporate overhead expenses were $12.1 million for the first nine months of 1999. This represented an increase of $1.2 million, or 11%, compared to the first nine months of 1998. This increase was primarily a result of increased marketing costs, increased personnel costs, and higher utilization of outside services. This increase was partially offset by a one-time severance charge recognized during 1998.

        Operating Cash Flow. Our Operating Cash Flow for the nine months ended September 30, 1999 was $32.5 million. This represented a decrease of $4.0 million, or 11%, compared to $36.5 million for the nine months ended September 30, 1998. The decrease in Operating Cash Flow from our outdoor media, television broadcasting, and sports and entertainment segments and the increase in corporate overhead expenses were partially offset by the increase in the Operating Cash Flow from our radio broadcasting segment. Operating Cash Flow as a percentage of total net revenue decreased to 17% for the first nine months of 1999 compared to 18% from first nine months of 1998.

        Depreciation and Amortization Expense. Our depreciation and amortization expense was $19.6 million for the first nine months of 1999. This represented an increase of 8.8 million, or 81%, compared to $10.8 million for the first nine months of 1998. This increase primarily resulted from depreciation and amortization expense relating to our business acquisitions during 1999 and depreciation expense on our new Seattle Supersonics aircraft, which was placed into service in December 1998.

        Interest Expense. Our interest expense was $26.5 million for the first nine months of 1999. This represented an increase of $6.3 million, or 31%, compared to the first nine months of 1998. This increase was primarily due to higher average debt balances during 1999 used to fund our various acquisitions.

        Stock Compensation Expense. For the first nine months of 1999, we recognized stock compensation expense of $0.5 million compared to $0.4 million for the first nine months of 1998. These expenses primarily related to the amendments of certain stock option agreements.

        Gain on Disposition of Assets. For first nine months of 1999, we recognized a net gain on disposition of assets of $29.1 million. This gain consisted primarily of a $28.7 million gain from the exchange of the assets of television station KKTV for the assets of television station KCOY, a $1.6 million gain relating to the sale of our airport advertising operations, and a $1.2 million loss on the write-down of a radio broadcasting tower, which was then sold in July 1999. For the first nine months of 1998, we recognized a $32.8 gain on disposition of assets primarily relating to the sale of our airport advertising operations in June 1998.

        Income Tax Expense. For the first nine months of 1999, we recognized income tax expense of $5.7 million based on our pretax income compared to $14.4 million for the first nine months of 1998.

        Extraordinary Item. In the first nine months of 1999, we replaced our existing credit agreement with a new $325.0 million credit agreement and redeemed our $20.0 million 10.48% Senior Subordinated Notes. These transactions resulted in an aggregate charge of $1.4 million, net of taxes, primarily consisting of the write-off of deferred financing costs and prepayment fees.

        Net Income. Our net income for the nine months ended September 30, 1999 was $7.9 million. This represented a decrease of $15.5 million, or 66%, from $23.4 million for the nine months ended September 30, 1998. This includes pre-tax gains on dispositions of assets of $29.1 million during 1999, resulting primarily from the exchange of television station KKTV for television station KCOY, and $32.8 million during 1998 primarily for the sale of our airport advertising operations. Net income as a percentage of net revenue decreased to 4% for the first nine months of 1999 from 11% for the first nine months of 1998.

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

        On August 6, 1999, we issued 3,000,000 shares of common stock at a price of $15.25 per share pursuant to a firmly underwritten public offering. Our net proceeds were approximately $43.5 million, which were used to repay borrowings outstanding under the Revolver. On September 7, 1999, we received approximately $3.6 million in net proceeds from the issuance of 250,000 shares of common stock upon the exercise of the underwriters' overallotment option, which were also used to repay borrowings under the Revolver. Subject to the terms of the 1999 Credit Agreement, we are entitled to make further borrowings under the Revolver. Borrowings under the Revolver have historically been used for general corporate purposes, including acquisitions and capital expenditures.

        As of September 30, 1999, we had borrowed $150.0 million of the Term Loan and $39.0 million of the Revolver. Principal repayments under the Term Loan are due quarterly from March 31, 2000 through December 31, 2005. The Revolver requires scheduled annual commitment reductions, with required principal repayments of outstanding amounts in excess of the commitment levels, quarterly beginning March 31, 2001.

        Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either a base rate of LIBOR plus defined margins which vary based on our total leverage ratio. As of September 30, 1999, the annual weighted average interest rate of borrowings under the 1999 Credit Agreement was approximately 8.37%.

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

        Our working capital decreased to $14.9 million at September 30, 1999 from $15.7 million at December 31, 1998. This decrease was primarily due to an increase in accrued interest resulting from the refinancing activity in the fourth quarter of 1998 and first quarter of 1999, partially offset by increased accounts receivable and prepaid expenses relating to the 1999-2000 NBA season.

        We expended $21.1 million for capital expenditures in the first nine months of 1999, compared to $24.2 million in the corresponding period in 1998. Capital expenditures in the first nine months of 1999 were primarily for broadcasting equipment, computer equipment, and advertising signs.

        For the periods presented, we financed our working capital needs primarily from cash provided by operating activities and bank borrowings. Over those periods, our long-term liquidity needs, including for acquisitions and to refinance our indebtedness, have been financed through additions to our long-term debt, principally through bank borrowings and the sale of senior and subordinated debt securities and, to a lesser extent, through issuance of common stock. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash provided by operating activities was $3.4 million for the first nine months of 1999, which represents a decrease of $2.9 million from cash provided by operating activities for the first nine months of 1998.

        On April 15, 1999, we paid our shareholders an annual cash dividend of $.02 per share.

TELEVISION BROADCASTING GROUP RESTRUCTURING

        On April 6, 1999, we announced the launch of Digital CentralCasting, a digital broadcasting system which allows us to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of our television stations within a regional group at one station. To implement this strategy, we have organized eleven of the television stations we own and/or program into the following three regional station groups: New York (WIXT, WIVT, WUTR, and WOKR), Central California (KGET, KION, and KCOY), and North Coast (KCBA, KFTY, KVIQ, and KMTR). In addition, we recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the ongoing implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions.

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

RECENT DEVELOPMENTS

        On October 26, 1999, we announced that we have signed a letter of intent to sell our Miami/Ft. Lauderdale and West Palm Beach outdoor business to Eller Media, a subsidiary of Clear Channel Communications, Inc. for $300.0 million. We will use the funds from the sale to repay outstanding debt under our Credit Agreement, which will provide borrowing capacity to finance future acquisitions in the broadcast, outdoor, and sports and entertainment markets that benefit our existing media properties. The transaction is subject to the execution of a formal purchase agreement and to government approval.

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

        Assessment: All of our mission-critical software programs have been identified. This phase is essentially complete. Our primary software vendors and business partners were also assessed during this phase, and vendors/business partners who provide mission-critical software have been contacted. In most cases, the vendors/business partners that were not already compliant have provided new Year 2000 compliant releases that were available in the third quarter of 1999. We will continue to monitor and work with vendors and business partners to ensure that appropriate upgrades and/or testing is completed.

        Testing: Updating and testing of our automated systems was substantially completed by August 31, 1999. We did not identify any in-house developed computer systems that were non-compliant.

        Remediation and Implementation: This phase involves obtaining and implementing renovated Year 2000 compliant software applications provided by our vendors and performing the necessary programming to render in-house developed systems Year 2000 compliant. This process also involves replacing non-compliant hardware. The remediation and implementation process will continue through 1999.

Costs

        The total financial impact that Year 2000 issues will have on us cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these issues, the success of our efforts will not be known for sure until the year 2000 actually arrives. However, based on our assessment to date, we do not believe that expenses related to meeting Year 2000 challenges will exceed $750,000, of which approximately $420,000 had been expended as of November 1, 1999, although there can be no assurance in this regard.

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

                            PART II - OTHER INFORMATION

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        Exhibit No.     Exhibit
        -----------     -------

           27 Financial Data Schedule for the nine-month period ending September 30, 1999.

           99.1 Press Release dated October 26, 1999 regarding the Company's sale of its outdoor advertising business in Miami/Ft. Lauderdale and West Palm Beach, Florida.

           99.2 Press release dated November 8, 1999 announcing the Company's results for the third quarter.

(b)     Reports on Form 8-K:

        (1) Current Report on Form 8-K, filed July 13, 1999, relating to the announcement by the Company of its results for the second quarter, as described under Item 5 there.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE ACKERLEY GROUP, INC.


DATED:  November 9, 1999         By:/s/ Keith W. Ritzmann
                                    --------------------------------------------
                                    Keith W. Ritzmann
                                    Senior Vice President and Chief Information
                                    Officer, Assistant Secretary, and Controller