Form 10-K
period 1999-12-31
ACKERLEY GROUP INC
filed 2000-03-30
CIK 319120

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-10321

                            THE ACKERLEY GROUP, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                           Delaware                                                    91-1043807
---------------------------------------------------------------           --------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                1301 Fifth Avenue, Suite 4000
                     Seattle, Washington                                                  98101
---------------------------------------------------------------           --------------------------------------
           (Address of principal executive offices)                                    (Zip code)

Registrant's telephone number, including area code:  (206) 624-2888
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                                 Name of exchange on which registered

                    Common Stock                                       New York Stock Exchange, Inc.
-----------------------------------------------------        ---------------------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X]  No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2000 was $197,781,190.

      The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2000 was:

             Title of Class                       Number of Shares Outstanding
             --------------                       ----------------------------
      Common Stock, $.01 Par Value                     23,877,107 shares
  Class B Common Stock, $.01 Par Value                 11,088,700 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 2000, are incorporated by reference under Part III of this Report.

                                     PART I

                                ITEM 1 - BUSINESS


GENERAL INFORMATION

        The Ackerley Group, Inc. was founded in 1975 as a Washington corporation. In 1978, we were reincorporated under Delaware law. We are a diversified media and entertainment company which engages in four principal businesses: outdoor media, television broadcasting, radio broadcasting, and sports & entertainment. Our outdoor media, television broadcasting, radio broadcasting, and sports & entertainment segments accounted for approximately 36%, 29%, 10%, and 25%, respectively, of our net revenue for the year ended December 31, 1999.

        - Outdoor Media. We engage in outdoor advertising in Massachusetts and the Pacific Northwest and, until recently, in Florida. We have 6,519 outdoor displays in the markets of Boston-Worcester, Massachusetts; Seattle-Tacoma, Washington; and Portland, Oregon. On January 5, 2000, we sold our outdoor advertising operations in Florida for approximately $300.0 million. We believe that we have leading positions in the primary markets in which we operate, based upon the number of outdoor advertising displays.

        - Television Broadcasting. We engage in television broadcasting in New York, California, Oregon, Washington, and Alaska. We own twelve television stations and program three additional television stations under time brokerage or local marketing agreements ("LMAs"). Consistent with our strategy of local news leadership, nine of the thirteen network-affiliated television stations we own or program ranked first or second in their designated market areas ("DMAs"), in terms of local news ratings points delivered, according to the November 1999 Nielsen Station Index.

        - Radio Broadcasting. We own and operate four radio stations in the Seattle-Tacoma, Washington market. We also provide sales and other services for KFNK(FM), another station in the Seattle-Tacoma market, pursuant to a joint sales agreement with the owner of that station. KUBE(FM) is tied for first place as the highest ranked FM station in the market in terms of share of its market service area ("MSA"), according to the Fall 1999 Arbitron Radio Market Report, and KJR(AM) is the only sports talk station in the market.

        - Sports & Entertainment. Our sports & entertainment business includes ownership of the Seattle SuperSonics, the National Basketball Association's Pacific Division Champions for the three of the last five NBA seasons, and the Seattle Storm, a WNBA expansion team. Our Full House Sports & Entertainment division provides marketing and promotional support for the SuperSonics and the Storm and coordinates related cross-media activities within our company. We also consider investments in other Seattle-area sports and entertainment activities that would utilize our marketing and promotional infrastructure, such as our recent arrangement with the management of the Tacoma Dome to act as the exclusive booking agent for events at that site.

BUSINESS STRATEGY

        Our primary strategy is to develop and acquire media assets that enable us to offer advertisers a choice of media outlets for distributing their marketing messages. To this end, we have assembled a diverse portfolio of media assets. We believe our businesses are linked by a common goal of increasing the number of advertising impressions made, regardless of whether the impression is made via radio, television, or outdoor media display. Further, we seek to exploit the operating synergies that we believe exist from our ownership of both distribution (the television broadcasting, radio broadcasting, and outdoor media businesses) and content (the sports & entertainment business) assets.

        We seek to grow by investing in the expansion of our existing operations through additions and upgrades to our facilities and programming. We also look to grow through opportunistic acquisitions in our existing business lines and by exploring new synergistic business ventures and investments. We target markets where we see an opportunity to improve market share, take advantage of regional efficiencies, and develop our television stations into local news franchises.

        We believe the following elements of our strategy provide us with competitive advantages:

        Maintain and Develop Leadership Positions in Markets Served. We seek to be a leader in each of our markets. We believe that we own the most outdoor advertising display faces in each of the primary geographic markets in which we operate, based on the Traffic Audit Bureau's most recent Summary of Audited Markets, issued in July 1999. Nine of the thirteen network-affiliated television stations we own or program ranked first or second in their DMAs, in terms of local news ratings points delivered, according to the November 1999 Nielsen Station Index. Our four radio stations include KUBE(FM), which is tied for first place as the highest ranked FM station in the Seattle-Tacoma market in terms of share of its MSA, according to the Fall 1999 Arbitron Radio Market Report, and KJR(AM), the only sports talk station in the market. We believe this market leadership enables us to provide advertisers a cost-effective means of delivering a quality message to their target audiences.

        Use Advanced Communications Technology to Create Regional Television Groups. On April 6, 1999, we announced the launch of Digital CentralCasting(TM), a digital broadcast system which allows us to operate multiple television stations using the back-office functions of a single station. The system contemplates that all of our television stations in a geographic area will be linked through a fiber optic-based communications network, and that the stations themselves will switch from analog to digital broadcasting equipment. This permits the stations to share digital programming and other data along the fiber-optic network, as well as allowing a single station within the geographic area to perform back-office functions such as operations, programming and advertising scheduling, and accounting for all of our television stations in the area. To implement this strategy, we have organized thirteen of the television stations we own or program into the following regional station groups: New York (WIXT, WOKR, WIVT, WBGH-LP, WUTR, and WETM), Central California (KCOY, KION, and KGET), and North Coast (KCBA, KMTR, KVIQ, and KFTY).

        While the advantages of owning multiple stations in a market are evident in radio broadcasting, current television ownership rules prohibit the ownership of more than one station in a designated market, with some exceptions. We believe that the confluence of falling prices for fiber-optic-based communications services and the advancement of digital transmission technology has created an opportunity to realize the benefits of multi-station ownership by linking several distinct television markets into one regional group. We believe that we are among the first companies to introduce this technology in the industry. We anticipate that Digital CentralCasting(TM) will enhance our operational efficiency through economies of scale and the sharing of resources and programming among our stations. However, we cannot guarantee that the implementation of Digital CentralCasting(TM) will be achieved in an effective manner and can give no assurance as to the timing or extent of the anticipated benefits.

        Capitalize Upon Our Ownership of the Seattle SuperSonics and the Seattle Storm. We believe that our ownership of the Seattle SuperSonics and the Seattle Storm enhances the effectiveness of our media operations by (1) providing regionally significant programming, (2) generating listener loyalty for our radio stations, and (3) increasing the number of individuals exposed to the advertising we provide. We seek to extract additional value from our ownership of the Seattle SuperSonics and the Seattle Storm through the sale of team sponsorships, which includes sales of advertising on signs in Seattle's Key Arena and on radio and television broadcasts of SuperSonics and Storm games. We also receive revenue from our interest in activities coordinated by the NBA and WNBA, such as advertising on nationally televised games and other licensing arrangements. As a result of our ownership of different media outlets, our sports & entertainment business can offer advertisers greater choice than a single outlet entity. We believe this helps our advertisers to more effectively reach their target audiences.

        Utilize the Regional Marketing and Promotional Expertise of Our Sports & Entertainment Segment. Historically, our sports & entertainment segment has provided marketing and promotional support solely for the Seattle SuperSonics. We have begun pursuing additional opportunities to provide marketing and promotional services for other regional events and entertainment, capitalizing upon the expertise developed from our experience with the Seattle SuperSonics.

        Experienced Management; Decentralized Management Structure. We believe that our efficient management structure and the experience of our management team enable us to respond effectively to competitive challenges across our markets and our business segments. We have granted the management of our operating units the authority and autonomy necessary to run each unit as a business and to respond to changes in each market environment. Experienced local managers enhance our ability to respond to local challenges rapidly and effectively. The average experience of our ten division managers in their respective industries is approximately 18 years. These local managers are supported and guided by an experienced and cohesive executive team. Four of our five executive officers have worked together for over eight years. Our five executive officers collectively have an aggregate of 108 years of experience in the various industries in which we are involved.

        Barry A. Ackerley, one of our founders and our current Chairman and Chief Executive Officer, has been actively involved with this company since our inception in 1975. Early in our history, Mr. Ackerley recognized the synergies that could be achieved through ownership of outdoor advertising, television and radio broadcasting, and sports and entertainment assets. With this vision, Mr. Ackerley led our expansion from outdoor advertising into television and radio broadcasting and sports and entertainment well before the current trend toward consolidation among these industries


OUTDOOR  MEDIA

        Our outdoor media business sells advertising space on outdoor displays and often participates in the design of advertisements and the construction of outdoor structures that carry those displays. Until our airport advertising operations were sold on June 30, 1998, we sold advertising space on displays located in airport terminals.

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

        While outdoor advertising has been a stable source of revenue for us over the last five years, the number and diversity of our advertisers have increased. For example, we have seen an increase in outdoor advertising revenues from retail, real estate, entertainment, media, and financial services companies. In addition, we have seen an increase in customers who have not traditionally used outdoor advertising, such as fashion designers, internet service providers and internet-based businesses, and telecommunications companies.

        Operations. We operate primarily in the markets of Seattle-Tacoma, Washington; Portland, Oregon; and Boston-Worcester, Massachusetts. Until we sold our Florida outdoor advertising business in January 2000, we also operated in Miami, Fort Lauderdale, West Palm Beach and Fort Pierce, Florida. Based on the Traffic Audit Bureau's Summary of Audited Markets issued in July 1999, we had more outdoor advertising displays in each of these markets than any other outdoor advertising company.

        We believe that our presence in large markets, the geographic diversity of our operations, and our emphasis on local advertisers within each of our markets lend stability to our revenue base, reduce our reliance on any particular regional economy or advertiser, and mitigate the effects of fluctuations in national advertising expenditures. However, because of zoning and other regulatory limitations on the development of new outdoor advertising displays, we anticipate that future growth in our outdoor advertising business will result primarily through diversification of our customer base, increased demand brought about by advertisers who have not historically used outdoor media, such as internet-related companies, creative marketing, and increased rates.

        Our outdoor advertising operations involve the sale of space on advertising display faces. They also include, in many cases, the design of advertisements and the construction of outdoor structures that carry those displays. Our principal outdoor advertising display is the billboard, of which there are three standard sizes:

        - Bulletins: Bulletins are generally 14 feet high and 48 feet wide. Generally, bulletins are covered with a single sheet of vinyl, called "Superflex," on which an image has been printed by computer. The Superflex is then transported to the site of the billboard and mounted to the face of the display. To attract more attention, panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Bulletins are usually located near major highways for maximum impact. Space is usually sold to advertisers for periods of four to twelve months.

        - Posters: The most common type of billboard, posters are generally 12 feet high by 25 feet wide. Lithographed or silk-screened paper sheets are typically supplied by the advertiser and arrive prepasted and packaged in airtight bags. They are applied like wallpaper to the face of the display. Posters are usually located on major traffic arteries. Space is usually sold to advertisers for periods of one to twelve months.

        - Junior posters: Junior posters are generally 6 feet high by 12 feet wide. These displays are prepared and mounted in the same manner as posters. Most junior posters, because of their smaller size, are concentrated on city streets and are targeted to pedestrian traffic. Space on junior posters usually is sold to advertisers for periods of one to twelve months.

        We have 824 bulletins, 5,263 posters, and 432 junior posters. The following chart itemizes markets we served and their designated market area
(DMA) rank:

                                         DMA                               JUNIOR
                     MARKET(1)         RANK(2)     BULLETINS     POSTERS   POSTERS
                     ---------         -------     ---------     -------   -------
        NORTHWEST(3):
            Seattle-Tacoma...........     12           230        1,836       328
            Portland.................     23           217        1,142         0

        BOSTON:
            Boston-Worcester.........      6(4)        377        2,285       104

----------

(1) Does not include our operations in Florida, which were sold in January 2000. See "-Sale of Florida Outdoor Advertising Operations."

(2) Source: Television & Cable Factbook, 1999 Edition. DMA rank is a measure of market size in the United States based on population as reported by the Nielsen Rating Service.

(3) In the first quarter of 2000, we purchased outdoor advertising assets in Eugene and Salem, Oregon (which for operating purposes we deem to be part of the Portland market) and Bellingham, Washington (which for operating purposes we deem to be part of the Seattle-Tacoma market). See "-Acquisitions."

(4)  Reflects DMA rank for the Boston market.

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

        Competition. We compete directly with other outdoor advertising companies, and with other types of advertising media companies, including television, radio, newspapers, magazines, transit advertising, yellow page directories, direct mail, local cable systems, and satellite broadcasting systems. Substantial competition exists among all advertising media on a cost-per-rating-point basis and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

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

        Federal and corresponding state outdoor advertising statutes require compensation payment for removal of existing structures by governmental order in some circumstances. Some jurisdictions have adopted ordinances which have sought the removal of existing structures without compensation. Ordinances requiring the removal of a billboard without compensation have been challenged in various state and federal courts on both statutory and constitutional grounds, with differing results.

        Federal law also imposes additional regulations upon our operations. Under the Federal Highway Beautification Act of 1965, states are required to adopt programs regulating outdoor advertising along federal highways. The Act also provides for the payment of compensation to the owner of a lawfully erected outdoor advertising structure that is removed by operation of the statute.

        Our policy, when a governmental entity seeks to remove one of our outdoor advertising displays, is to actively resist unless adequate compensation is paid. Although we have been successful in the past in challenging circumstances in which our displays have been subject to removal, we cannot predict whether we will be successful in the future and what effect, if any, such regulations may have on our operations. In addition, we are unable to predict what additional regulations may be imposed on outdoor advertising in the future. Legislation regulating the content of billboard advertisements has been introduced in the U.S. Congress from time to time in the past.

        Acquisitions. In 1999 and the first quarter of 2000, we acquired the following outdoor advertising companies:

        - On February 19, 1999, we purchased substantially all of the assets of an outdoor advertising company in the Boston-Worcester, Massachusetts market for approximately $11.0 million.

        - On January 31, 2000, we purchased substantially all of the assets of an outdoor advertising company in Bellingham, Washington, for approximately $2.9 million.

        - On January 13, 2000, we entered into agreements to purchase substantially all of the assets of an outdoor advertising company serving portions of Washington and Oregon for approximately $14.5 million plus the assumption of certain liabilities. The Company paid $7.5 million of the purchase price on February 1, 2000 and the remaining balance on March 1, 2000.

        - On February 22, 2000, we entered into an agreement to purchase substantially all of the assets of an outdoor advertising company in New Jersey and New York City for approximately $19.8 million.

        Sale of Florida Outdoor Advertising Operations. On January 5, 2000, we sold substantially all of the assets of our Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida outdoor billboard operations to Eller Media Company, a subsidiary of Clear Channel Communications, Inc., for approximately $300.0 million in cash, plus the assumption of certain liabilities. We expect to recognize a gain on the transaction of approximately $273.3 million.

AIRPORT ADVERTISING

        On June 30, 1998, we sold substantially all of the assets of our airport advertising operations to Sky Sites, Inc., a subsidiary of Havas, S.A., pursuant to an agreement dated May 19, 1998. The sale price consisted of a base cash price of $40.0 million, paid on the closing date of the transaction, and an additional cash payment of approximately $2.8 million, of which $1.2 million was paid in December 1998 and the remainder was paid in January 1999. Prior to the sale, we engaged in airport advertising for 18 years.

TELEVISION BROADCASTING

        Our television broadcasting operations involve the sale of advertising time to a broad range of national, regional, and local advertisers. We own and/or program fifteen television stations in markets that offer a large and affluent population base that is attractive to many advertisers.

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

        Affiliation with a major network (e.g., ABC, NBC, CBS, or FOX) can have a significant impact on a station's revenue, expenses and operations. A typical affiliate receives a significant portion of its daily programming from a network. Networks provide programming, and in some cases cash payments, to the affiliate in exchange for a substantial majority of the advertising time during network programs. The network sells this advertising time and retains the revenues.

        Operations. We currently own twelve television stations and program three stations under time brokerage or local marketing agreements ("LMAs"). The following table sets forth information about our portfolio of television stations and the markets in which they operate.

                                                                                                 NO. OF
                                                                                               COMMERCIAL
                                             DATE                            PROPOSED   DMA    TV STATIONS
                              CALL       ACQUIRED OR   NETWORK       NTSC    DIGITAL   MARKET   RANKED IN
MARKET                       LETTERS     AFFILIATED  AFFILIATION  CHANNEL(1) CHANNEL   RANK(2)   MARKET(3)
------                       -------     ----------- -----------  ---------- --------  ------- -----------
NEW YORK
Syracuse, New York
  (owned)................      WIXT          May 1982     ABC         9         17        74     3 VHF
                                                                                                 2 UHF(4)

Rochester, New York
  (owned)................      WOKR        April 1999     ABC        13         59        77     3 VHF
                                                                                                 1 UHF
Binghamton, New York
  (owned)................      WIVT      July 1997(5)     ABC        34          3       154     1 VHF
                                                                                                 2 UHF
Binghamton, New York
  (LMA)..................   WBGH-LP   February 2000(6)    NBC         8        -(7)       154    1 VHF
                                                                                                 2 UHF
Utica, New York (owned)..      WUTR      June 1997(8)     ABC        20         30       168     1 VHF
                                                                                                 2 UHF
Elmira, New York (LMA) ..      WETM   February 2000(9)    NBC        18          2       171     3 UHF

CENTRAL COAST
Santa Barbara-Santa
  Maria-San Luis Obispo,
  California (owned).....      KCOY   January 1999(10)    CBS        12         19       116     3 VHF

Monterey-Salinas,
  California (owned).....      KION    April 1996(11)     CBS        46         32       119     1 VHF
                                                                                                 3 UHF(12)
Bakersfield, California
  (owned)................      KGET      October 1983     NBC        17         25       130     4 UHF(13)

NORTH COAST
Monterey-Salinas,
  California (LMA).......      KCBA     June 1986 (14)    FOX        35         13       119     1 VHF
                                                                                                 3 UHF(12)
Eugene, Oregon (owned)...      KMTR   December 1998(15)   NBC        16         17       121     2 VHF
                                                                                                 3 UHF
Eureka, California
  (owned)................      KVIQ     July 1998(16)     CBS         6         17       191     2 VHF
                                                                                                 2 UHF
Santa Rosa, California
  (owned)................      KFTY        April 1996    None        50         54     -(17)     6 VHF
                                                                                                 12 UHF

                                                                                                     NO. OF
                                                                                                  COMMERCIAL
                                            DATE                               PROPOSED   DMA     TV STATIONS
                                CALL    ACQUIRED OR     NETWORK       NTSC     DIGITAL   MARKET    RANKED IN
MARKET                         LETTERS  AFFILIATED    AFFILIATION  CHANNEL(1)  CHANNEL   RANK(2)    MARKET(3)
------                         -------  -----------   -----------  ----------  --------  -------  -----------
PACIFIC NORTHWEST
Fairbanks, Alaska (owned)....    KTVF   August 1999      NBC/UPN      11          26       203      4 VHF
Vancouver, British
  Columbia and portions
  of Seattle, Washington
  (owned)....................    KVOS     June 1985       None        12          35      -(18)     -(18)

--------------
(1)   Refers to the current analog channel used by such station.

(2)   Source: Television & Cable Fact Book, 1999 Edition

(3) Source: Television & Cable Fact Book, 1999 Edition. The number of stations listed does not include digital television stations, public broadcasting stations, satellite stations, low-power stations, or translators that rebroadcast signals from distant stations, and also may not include smaller television stations whose rankings fall below reporting thresholds.

(4) One additional UHF channel has been allocated in the Syracuse market; however, there has been no construction activity to date with respect to this channels.

(5) We acquired WIVT in August 1998. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into.

(6) In February 2000, we acquired substantially all of the assets of WBGH-LP, other than the FCC license. Pending FCC approval of the transfer of the FCC license to us, we are programming the station under an LMA with the FCC licensee. The date in this column reflects the date the LMA was entered into.

(7) As a low power station, WGBH-LP has not been assigned a proposed digital channel.

(8) We acquired WUTR in January 2000. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into.

(9) We do not own WETM but program the station under an LMA with the current owner of the station. The date in this column reflects the date the LMA was entered into. See "--Acquisitions and Local Marketing Agreements."

(10) In May 1999, we exchanged the assets of KKTV, our former television station in Colorado Springs, Colorado for the assets of KCOY and a cash payment. Pending closing of the transaction, we programmed KCOY under an LMA with the previous owner. The date in this column reflects the date that the LMA was entered into.

(11) We acquired KION in January 2000. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into.

(12) One additional UHF channel has been allocated in the Salinas-Monterey market; however, there has been no construction activity to date with respect to this channel.

(13) Two additional UHF channels have been allocated in the Bakersfield market; however, there has been no construction activity to date with respect to these channels.

(14) In January 2000, we sold substantially all the assets of KCBA. We program 15% of the station's weekly broadcast hours and provide sales and other services under an LMA with the purchaser. The date in this column reflects the date we originally acquired the station.

(15) We acquired KMTR in March 1999. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into. The acquisition includes the assets of two satellite stations, KMTX (Roseburg, Oregon) and KMTZ (Coos Bay, Oregon), and one low power station, KMOR-LP (Eugene, Oregon).

(16) We acquired KVIQ in January 1999. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date this LMA was entered into.

(17) While KFTY is included in the San Francisco-Oakland-San Jose DMA market, which has a DMA rank of 5, the station principally serves the community of Santa Rosa, which is not separately ranked.

(18) KVOS, located in Bellingham, Washington, serves primarily the Vancouver, British Columbia market (located in size, according to the Nielsen Rating Service as of February 2000, between the markets of Denver, Colorado and Pittsburgh, Pennsylvania, which have DMA rankings of 18 and 19, respectively, and a portion of the Seattle, Washington market (DMA rank
      12) and the Whatcom County, Washington market. The station's primary competition consists of five Canadian stations. DMA rankings are from the Television & Cable Factbook, 1999 Edition.

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

        Acquisitions and Local Marketing Agreements. We seek to acquire television broadcast stations generally in DMA markets ranking from 50 to 200. We also enter into time brokerage or local marketing agreements ("LMAs") with owners of television stations. Under those agreements, we provide programming and sales services and make monthly payments to station owners in exchange for the right to receive revenues from advertising and, in some cases, network compensation. Over the past year, we have acquired, or entered into LMAs to provide programming services to, the following stations:

        - On January 5, 1999, we purchased substantially all of the assets of KVIQ(TV), the CBS affiliate licensed to Eureka, California, for approximately $5.5 million, pursuant to an agreement dated July 15, 1998. Pending closing of the transaction, we provided programming and sales services under an LMA with the previous owner.

        - On March 16, 1999, we purchased substantially all of the assets of KMTR(TV), the NBC affiliate licensed to Eugene, Oregon, together with two satellite stations licensed to Roseburg and Coos Bay, Oregon, and a low power station licensed to Eugene. The purchase price was approximately $26.0 million. From December 1, 1998 until closing of the transaction, we provided programming and sales services under an LMA with the previous owner.

        - On April 12, 1999, we purchased substantially all of the assets of WOKR(TV), the ABC affiliate licensed to Rochester, New York, for approximately $128.2 million. In September 1998, we paid $12.5 million of the purchase price into an escrow account, with the balance paid at closing.

        - On May 1, 1999, we exchanged substantially all of the assets plus certain liabilities of KKTV(TV), the CBS affiliate licensed to Colorado Springs, Colorado, for substantially all of the assets plus certain liabilities of KCOY(TV), the CBS affiliate licensed to Santa Maria, California. In conjunction with the transaction, we received a cash payment of approximately $9.0 million. Pending closing of the transaction, we programmed KCOY(TV) and the former owner of KCOY(TV) programmed KKTV(TV) under LMAs.

        - On August 2, 1999, we purchased substantially all of the assets of KTVF(TV), the NBC affiliate licensed to Fairbanks, Alaska, for approximately $7.2 million.

        In addition, we have acquired, or entered into LMAs with respect to, the following stations in 2000:

        - On January 12, 2000, we sold substantially all of the assets of KCBA(TV), the FOX affiliate licensed to Monterey, California, for approximately $11.0 million, and entered into an LMA with the purchaser to provide programming and sales services. Concurrent with this sale, we purchased substantially all of the assets of KION(TV), the CBS affiliate licensed to Salinas, California, for approximately $7.7 million, subject to certain reductions. From April 24, 1996 until closing of the transaction, we provided programming and sales services under an LMA with the previous owner.

        - On January 20, 2000, we purchased substantially all of the assets of WUTR(TV), the ABC affiliate licensed to Utica, New York, for approximately $7.9 million. From June 30, 1997 until closing of the transaction, we provided programming and sales services under an LMA with the previous owner.

        - On February 1, 2000, we entered into an LMA with Smith Television of New York, Inc. ("STNY") to provide programming and sales services to WETM(TV), the NBC affiliate licensed to Elmira, New York. We also purchased a 20% non-voting equity interest in STNY for approximately $17.0 million. Beginning in August 2003, STNY may require us to exchange our interest in STNY, plus $11.0 million in cash, for all of the assets of WETM(TV). Under certain circumstances we may have an option to purchase all or a controlling interest in STNY.

        - On February 1, 2000, we purchased substantially all of the assets, other than the FCC license, of WBGH-LP, a low-power NBC affiliate licensed to Binghamton, New York for approximately $9.0 million. We entered into an LMA with the FCC licensee of WBGH-LP pending FCC approval of the transaction. Upon closing of the transaction, the FCC license will be transferred to us for no additional consideration.

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

        During 1999, local spot or schedule advertising, which is sold by our personnel at each broadcast station, accounted for approximately 48% of our television stations' total revenue. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 46% of our television stations' total revenue.

        In certain cases, we also receive revenue from our network affiliations. The networks pay us an hourly rate that is tied to the number of network programs that our television stations broadcast. Hourly rates are established in our agreements with the networks and are subject to change by the networks. We have the right, however, to terminate a network agreement if the network effects a decrease in hourly rates. Overall, network compensation revenue was not a significant portion of our television stations' total revenue for 1999.

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

        We believe that the advertising revenues generated by our television stations are significantly influenced by rankings of their local news programs in their respective markets. Nine of the thirteen network-affiliated television stations we currently own or program rank first or second in their respective geographic markets in local news ratings points delivered, according to the November 1999 Nielsen Station Index.

RADIO BROADCASTING

        Our radio broadcasting operations involve the sale of air time to a broad range of national, regional, and local advertisers. In addition, we earn revenue from the sale of sponsorships to a variety of events, such as concerts. We own and operate four radio stations and provide sales and other services to a fifth radio station in the Seattle-Tacoma area.

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

        Our radio stations derive most of their revenue from local, regional, and national advertising and, to a lesser extent, from network compensation. In 1999, approximately 68% of our radio broadcasting revenue was derived from local advertising generated by the stations' local sales staffs. National sales, on the other hand, are usually generated by national independent sales representatives acting as agents for the stations. The representatives obtain advertising from national advertising agencies and receive commissions based on a percentage of gross advertising revenue generated. The principal costs incurred in the operation of radio stations are salaries, programming, promotion and advertising, sports broadcasting rights fees, rental of premises for studios, costs of transmitting equipment, and music license royalty fees.

        Operations. We own four radio stations, which consist of KHHO(AM) in Tacoma, Washington and KJR(AM), KJR-FM and KUBE(FM) in Seattle, Washington. We also provide sales and other services to KFNK(FM) in Eatonville, Washington.

        The following table sets forth information about our portfolio of radio stations.

                                                                         NO. OF
                                                                       COMMERCIAL     RADIO STATION
                                                              MSA         RADIO         FORMAT AND
                                     CALL        DATE        MARKET     STATIONS          PRIMARY
          MARKET                   LETTERS     ACQUIRED      RANK(1)  IN MARKET(1)  DEMOGRAPHIC TARGET
          ------                   -------     --------      -------  ------------  ------------------
Seattle-Tacoma, Washington         KJR(AM)     May 1984        14         11 AM         Sports Talk;
                                                  (2)                                   Men 25-54
                                                                                           (3)

                                    KJR-FM   October 1987                 19 FM        Classic Hits;
                                                 (2)                                    Adults 25-54

                                   KJR(AM)    July 1994                           Rhythmic Contemporary
                                                 (4)                                       Hits;
                                                                                      Persons 18-34

                                  KHHO(AM)     March 1998                              Sports Talk;
                                                                                        Men 24-54

                                  KFNK(FM)   September 1999                            Alternative;
                                                   (5)                                  Men 18-24

--------------

(1) Source: Fall 1999 Arbitron Radio Market Report. Metro Service Area ("MSA") market rank is based on population as reported upon by The Arbitron Company.

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

(4) The date shown in the column reflects the date on which the Partnership acquired the station from Cook Inlet, Inc.

(5) The date shown in the column reflects the date on which we entered into an agreement to provide sales and other services.

        Acquisitions and Dispositions. Over the past year, we have entered into the following transactions:

        - On July 6, 1999, we sold a radio broadcasting tower for approximately $2.8 million. In connection with the transaction, we recorded a loss from disposition of assets of $1.2 million in the second quarter of 1999.

        - On September 13, 1999, we entered into a joint sales agreement with the owner of radio station KFNK(FM) in Eatonville, Washington. Under the agreement, we pay the owner a monthly fee for the right to sell advertising on the station. In connection with the transaction, we paid $4.0 million under a put and call agreement whereby we may elect, or be required by the owner, to purchase the station's assets any time after November 2002. The gross purchase price of the station's assets, which is primarily based on the station's ratings at the time of the sale, ranges from $4.5 million to $11.7 million. The gross purchase price would be reduced by our $4.0 million payment under the put and call agreement plus accrued interest.

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

        Much like our television broadcasting stations, the radio stations sell local spot or schedule advertising. During 1999, such advertising accounted for approximately 68% of the radio stations' revenue. In contrast, approximately 26% of the radio stations' 1999 revenue was received from national spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis. The remaining revenue consisted of tower rentals and production fees.

        Competition. We compete directly with other radio stations and indirectly with other types of advertising media companies, including television, newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, and satellite broadcasting systems. Substantial competition exists among all advertising media on a cost-per-rating-point basis and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

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

        Ownership. FCC rules limit the number and type of broadcasting properties that we may own in the same geographic market. Thus, in a particular geographic market, we cannot own the following combinations: more than one television station (with certain exceptions); a cable system and a television station; or a radio station and a daily newspaper. In addition, there are limitations which vary according to the size of the market, on the number of radio stations that we may own in a market.

        In addition, the Communications Act and FCC rules prohibit aliens from owning of record or voting more than one-fifth of the capital stock of a corporation holding a radio or television station license or more than one-fourth of the capital stock of a corporation holding the stock of a broadcast licensee. Our Bylaws provide that none of our shares of capital stock may be issued or transferred to any person where such issuance or transfer will result in a violation of the Communications Act or any regulations promulgated thereunder, and that any purported transfer in violation of those restrictions is void.

        Local Marketing Agreements. Prior to November 16, 1999, FCC rules prohibited the common ownership of two television stations in a single market. Under rules effective November 16, 1999, common ownership of two television stations (commonly known as a duopoly) in one market became permissible in certain limited circumstances. The new rules also permit a television station owner to program up to 15% of the weekly broadcast hours of another station in the same market pursuant to agreements known as time brokerage agreements or local marketing agreements ("LMAs"), provided that the licensee of the other station maintains ultimate control and responsibility for the programming and operations of the station and compliance with applicable FCC rules and policies. Currently there are no television duopolies in any of our markets.

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

        If a broadcaster chooses must-carry rights, then the cable operator will probably will be required to carry the local broadcaster's signal. Must-carry rights are not absolute, however, and their exercise depends on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on the broadcast station which duplicates the programming of another broadcast station with must-carry rights.

        If a broadcaster chooses retransmission consent rights, the broadcaster is entitled to (1) prohibit a cable operator from carrying its signal, or (2) consent to a cable operator's rebroadcast of the broadcaster's signal, either without compensation or pursuant to a negotiated compensation arrangement.

        All of the television stations that we own or program have, in the majority of cases, chosen retransmission consent rights, rather than must-carry rights, within their respective markets.

        Digital Television. The Telecommunications Act requires the FCC to oversee the transition from current analog television broadcasting to Digital Television ("DTV") broadcasting. During the transition period, the FCC will issue one digital broadcast license to each existing television licensee that files a license application. Network affiliates in larger broadcast markets were required to begin DTV broadcasts during 1999. Our stations are required to begin construction of their digital transmission facilities by May 1, 2002. All of the television stations that we own or program have received construction permits from the FCC for their DTV facilities. The stations will then be allowed to broadcast two signals using two channels, one digital and one analog, during the transition period, which will extend until December 31, 2006. At the end of the transition period, broadcasters will be required to choose whether they will continue broadcasting on the digital or the analog channel, and to return the other channel to the FCC.

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

        Congress and the FCC are currently considering many new laws, regulations, and policies that could affect our broadcasting operations. For instance, Congress and/or the FCC currently are considering proposals to:

        -   impose spectrum use or other fees upon broadcasters;

        - revise rules governing political broadcasting, which may require stations to provide free advertising time to political candidates;

        -   restrict or prohibit broadcast advertising of alcoholic beverages;

        -   change broadcast technical requirements; and

        -   expand the operating hours of daytime-only stations.

        We cannot predict the likelihood of Congress or the FCC adopting any of these proposals. If any should be adopted, we cannot assess their impact on our broadcasting operations. In addition, we cannot predict the other changes that Congress or the FCC might consider in the future.

        Low Power FM. The FCC has adopted rules creating a new, low power FM
(LPFM) radio service, which may create new competition in the radio industry. The new LPFM service is limited to non-commercial operation. The LPFM service will consist of two classes of LPFM radio stations with maximum power levels of 10 watts and 100 watts. The 10 watt stations would reach an area with a radius of between one and two miles, the 100 watt stations would reach an area with a radius of approximately three and a half miles. These LPFM stations would operate throughout the FM band. There can be no assurance that the development and introduction LPFM service will not have an adverse effect on the radio broadcast industry.

        Digital Audio Broadcasting. The radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, including the delivery of audio programming by digital audio broadcasting ("DAB"). The FCC has issued a Notice of Proposed Rulemaking to address alternative approaches to introducing DAB to the American public. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. This new capability may provide an additional source of competition in our markets. Historically, the radio broadcasting industry has grown in terms of total revenues despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcast industry. We are unable to predict the effect such technologies will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial.

        Equal Employment Opportunity Rules. On January 20, 2000, the FCC adopted new Equal Employment Opportunity ("EEO") rules in response to the D.C. Circuit Court of Appeals decision in 1998 in Lutheran Church Missouri Synod v. FCC (Lutheran Church), which held that certain aspects of the FCC's previous broadcast EEO outreach requirements were unconstitutional. The new rules require broadcast licensees to widely disseminate information about job openings to all segments of the community to ensure that all qualified applicants, including minorities and women, have sufficient opportunities to compete for jobs in the broadcast industry. The new rules do not require broadcasters to hire any particular applicant, nor do they place pressure on such decisions. As in the past, broadcast stations with fewer than five full-time employees and cable entities with fewer than six full-time employees will not be required to demonstrate compliance with the EEO program requirements. However, all other broadcasters must place an annual EEO report in their public file detailing their outreach efforts and must file a Statement of Compliance every second, fourth and sixth year of the license term certifying compliance with the EEO rule. In addition, all television stations and radio stations with more than 10 full-time employees must submit their annual EEO reports to the FCC midway through the license term and at renewal. At these times, the FCC will review the station's outreach efforts. The FCC also reinstated the requirement that broadcasters file annual employment reports, which was suspended by the FCC following the Lutheran Church decision and retains the requirement that cable entities file annual employment reports. The FCC will use the information in the annual employment reports only to monitor industry employment trends and prepare reports to Congress.

        Satellite Home Viewer Improvements Act. The Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), signed into law on November 29, 1999, permits satellite companies to provide local broadcast TV signals to all subscribers who reside in a particular DMA. This ability to provide local broadcast channels is commonly referred to as "local into local" service. The SHVIA also permits satellite companies to provide "distant" network broadcast stations to eligible satellite subscribers. A distant network signal is a signal from a market other than the local market. To be eligible to receive a distant network signal, a television viewing household must be an unserved household unable to receive a local network signal, as determined pursuant to criteria established by the FCC. The SHVIA generally seeks to place satellite carriers on an equal footing with local cable television operators when it comes to the availability of broadcast programming, and thus gives consumers more and better choices in selecting a multichannel video program distributor (MVPD), such as cable or satellite service. Local-into-local service is not available in any of our television markets, however, and distant network signals are generally available only to a limited number of unserved television households which cannot receive our broadcast television signal using a conventional rooftop antenna. There can be no assurance that satellite delivered television programming will not have an adverse effect on our broadcasting operations.

        Low Power Television Stations - Digital Television Maximization. The Community Broadcasters Protection Act was signed into law on November 29, 1999. This law gives many low power television ("LPTV") stations the opportunity to achieve primary status. Presently, LPTV stations are secondary, meaning that they are not protected from full power stations and are subject to being displaced by applications to construct new or to modify existing full power stations. LPTV stations that qualify will now be entitled to receive protection from all other stations in their service area. This class of low power stations will now be known as "Class A". There can be no assurance that the development and introduction a new class of low power stations will not have an adverse effect on our broadcasting operations. However, the legislation also gave full power television stations an opportunity to maximize their digital facilities in advance of the LPTV reclassification. Each full power station had an opportunity to preserve its right to seek an authorization for digital facilities that replicate its analog coverage area, and/or that maximize the digital facilities for the digital television allotment in question, without regard to the existence of low power stations. All of the full power stations that we own or program have advised the FCC of their intent to maximize their facilities.

        Purchase and Sale Transactions. We are seeking FCC approval to acquire the broadcasting licenses for one television station and will be required to obtain FCC approval to acquire additional broadcasting licenses and authorizations in the future. In connection with the application to acquire a broadcasting license, the FCC considers factors generally similar to those discussed under "Renewal of Broadcasting Licenses" below. In addition, the filing by third parties of petitions to deny, informal objections or comments to a proposed transaction can result in significant delays to, as well as denial of, FCC action on a particular application.

        Renewal of Broadcasting Licenses. Our broadcasting operations' success depends upon our ability to renew our broadcasting licenses, and the ability of the station owners to renew the licenses for the stations we operate under LMAs. Television and radio licenses (including renewals) currently are issued for terms of eight years.

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

        None of our primary broadcasting licenses, and broadcasting licenses owned by the owners of television stations we program under LMAs, are subject to renewal within the next two years. There are no pending challenges or competing applications with respect to any of our broadcasting licenses.

SPORTS & ENTERTAINMENT

        Our sports & entertainment business consists of ownership of our professional sports franchise, the Seattle SuperSonics, and our sports marketing business, Full House Sports & Entertainment ("Full House"). We also have been awarded operating rights to a WNBA expansion team, the Seattle Storm. We are also considering other investments in Seattle-area sports and entertainment activities.

THE SEATTLE SUPERSONICS

        The SuperSonics franchise is one of 29 members of the National Basketball Association, or "NBA." NBA teams play a regular season schedule of 82 games from November through April, in addition to several preseason exhibition games. Due to the NBA lockout, however, the 1998-99 NBA preseason and regular season games scheduled through February 4, 1999, were cancelled. The season resumed on February 5, 1999 and consisted of a shortened regular season in which each team played 50 games (25 at home and 25 on the road) and playoffs in the usual NBA format. Based on their regular season records, 16 teams qualify for post-season play, which culminates in the NBA championship. The SuperSonics have qualified for post-season play in four of the last five years and played for the NBA championship in 1996.

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

        The Constitution and Bylaws of the NBA impose limitations on the transfer and ownership of our Common Stock. In particular, so long as we have more than 500 stockholders, NBA approval is required for, among other things, any transfer of any "interest" in The Ackerley Group if (1) the interest proposed to be transferred represents a direct or indirect interest of 5% or more in The Ackerley Group, (2) the transfer would result in any person or entity (or group of persons or entities acting in concert) that has not been approved by the NBA directly or indirectly owning a 5% or greater interest in The Ackerley Group, or (3) the effect of such proposed transfer is or may be to change the ownership or effective control of The Ackerley Group. As used in these restrictions, references to an "interest" in The Ackerley Group include Common Stock and Class B Common Stock and, although the matter is not free from doubt, we believe that the number of outstanding shares of Common Stock and Class B Common Stock should be aggregated for purposes of determining whether a 5% or greater interest has been transferred or acquired. Other similar restrictions would apply if we have less than 500 stockholders.

        Operations. The NBA granted Seattle an NBA franchise in 1966. The SuperSonics, throughout their history, have played in the Seattle-Tacoma area. In November 1995, the team began using the Key Arena, a 17,100-seat events facility, under a 15-year lease with the City of Seattle.

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

        A major source of revenue in the sports & entertainment segment is ticket sales for home games. We receive substantially all of the revenue in this segment from SuperSonics ticket sales. Revenue from ticket sales depends highly on the SuperSonics win/loss record. Average paid attendance per game was 14,451 in the 1998-1999 season, down from 15,424 in the prior season due to the NBA lockout.

        A majority of the SuperSonics games are broadcast on a Seattle-Tacoma area television station, KONG, and a cable station, FOX. All of the SuperSonics' games are broadcast exclusively in the Seattle-Tacoma area over radio stations KJR(AM) and KHHO(AM), which we own. We also license radio stations owned by other broadcasting companies to carry SuperSonics games.

        We share equally with the other NBA franchises in revenues generated by the NBA as a whole. A large portion of these revenues consists of broadcast licenses granted to networks. Such broadcast rights have increased significantly in recent years and are expected to become a more significant portion of total NBA revenue, primarily due to the growth of cable television. In the spring of 1993, the NBA entered into new contracts with NBC and TBS/TNT providing for the television broadcast of certain league games through the 1997-98 season. These contracts provide for minimum total payments to the NBA over the four-year contract period of $1.1 billion. Recently, the NBA renewed its contracts with NBC and TBS/TNT through the 2001-2002 season. These contracts provided for minimum total payments to the NBA over the four-year contract period of $2.6 billion. However, as a result of the NBA lockout, the NBA may not receive the full $2.6 billion over the life of these contracts.

THE SEATTLE STORM

        The Storm is one of four WNBA expansion teams to commence play during the 2000 WNBA season. The WNBA consists of 16 women's professional basketball teams, each of which is associated with an NBA team. During the 2000 season, each WNBA team will play a 32-game regular season schedule (16 home and 16 away). Eight teams will qualify for the WNBA playoffs. The Storm will commence their pre-season games on May 13, and will play their first regular season game on May 31.

        Operations. Like the SuperSonics, the Storm will play at the Key Arena. The Storm will maintain an active roster of 11 players. Unlike NBA players, WNBA players contract directly with, and are paid by, the WNBA pursuant to a collective bargaining agreement.

        Sales and Marketing. All sales and marketing activities for the Storm are managed by Full House. Our revenues from the Storm will come from ticket sales, merchandising, concessions, and sponsorship packages.

        Certain WNBA games are televised nationally on NBC, ESPN, and Lifetime stations. In addition, each WNBA team is required to televise at least six of its games locally. Revenues from the national broadcast contracts are retained by the WNBA and applied to operational costs and player salaries. Accordingly, we will not receive income from the WNBA's national broadcast contracts.

COMPETITION

        We compete directly with other professional and amateur sporting franchises and events, both in the Seattle-Tacoma market area and nationally via sports broadcasting. We also compete indirectly with other types of entertainment, including television, radio, newspapers, live performances, and other events. Because we own the only NBA and WNBA franchises located in the Seattle-Tacoma metropolitan area, we experience no significant local competition involving professional basketball. We compete with professional football and baseball franchises located in the Seattle-Tacoma metropolitan area.

EMPLOYEES

        As of December 31, 1999, we employed 1,626 full-time persons. The following table sets forth a breakdown of employment in each of our operating segments and our corporate offices:

               OPERATING SEGMENT/CORPORATE OFFICE           PERSONS EMPLOYED
               ----------------------------------           ----------------
                        Outdoor Media(1)                           370

                     Television Broadcasting                      1,003

                       Radio Broadcasting                          78

                     Sports & Entertainment                        109

                        Corporate Offices                          66

----------------
(1) On January 5, 2000, we sold our Florida outdoor advertising operations, which had 116 full-time employees.

        Approximately 124 of our employees are represented by unions under 15 collective bargaining agreements. Collective bargaining agreements covering approximately 8% of our employees are terminable during 2000. We believe that these collective bargaining agreements will be renegotiated or automatically extended and that any renegotiation will not materially adversely affect our operations.

        Players in the NBA are covered by the terms of a collective bargaining agreement, which was originally scheduled to expire on June 30, 2001. On March 23, 1998, the Board of Governors of the NBA voted to exercise their option to reopen the NBA's collective bargaining agreement with the National Basketball Players Association. As a result, the collective bargaining agreement expired on June 30, 1998 and the players were locked out. Preseason and regular season games scheduled through February 4, 1999 were cancelled. On January 7, 1999, the NBA Board of Governors ratified a new six-year collective bargaining agreement between the NBA and the National Basketball Players Association, and the season resumed on February 5, 2000.

RESTRICTIONS ON OUR OPERATIONS

        In addition to restrictions on our operations imposed by governmental regulations, franchise relationships and other restrictions discussed above, our operations are subject to additional restrictions imposed by our current financing arrangements.

        Our operations are subject to restrictions imposed by (1) a credit agreement with various lending banks, dated January 22, 1999, as amended (the "1999 Credit Agreement"), and (2) an indenture (the "Indenture"), dated December 14, 1998, respecting our 9% Senior Subordinated Notes due 2009 (the "9% Senior Subordinated Notes"). Some of those provisions restrict our ability to:

        - apply cash flow in excess of certain levels or proceeds from our sale of capital stock, debt securities or certain asset dispositions;

        -   incur additional indebtedness;

        - pay dividends on, redeem or repurchase our capital stock, or make investments;

        - issue or allow any person to own any preferred stock of restricted subsidiaries;

        -   enter into sale and leaseback transactions;

        -   incur or permit to exist certain liens;

        -   sell assets;

        - in the case of our subsidiaries (other than unrestricted subsidiaries), guarantee indebtedness;

        - in the case of our subsidiaries (other than unrestricted subsidiaries), create or permit to exist dividend or payment restrictions with respect to The Ackerley Group, Inc.;

        -   engage in transactions with affiliates;

        -   enter into new lines of business; and

        - consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

        In addition, we are required to maintain specified financial ratios, including maximum leverage ratios, a minimum interest ratio, and a minimum fixed charge coverage ratio. The 1999 Credit Agreement also provides that it is an event of default thereunder if the Ackerley family (as defined) owns less than 51% of the outstanding voting stock of our company. Similarly, upon a Change of Control (as defined in the Indenture), the 9% Senior Subordinated Note holders may require us to repurchase their notes.

        The 1999 Credit Agreement also requires, subject to certain exceptions, that we apply 50% of the net cash proceeds (as defined in the 1999 Credit Agreement) received by us from the sale of our capital stock, 100% of the net cash proceeds received by us from the sale of our debt securities, 100% of the net cash proceeds received by us from certain asset dispositions, and, under certain circumstances, up to 50% of our excess cash flow (as defined in the 1999 Credit Agreement) to repay borrowings under the 1999 Credit Agreement. It further provides that the amount of borrowings available under the 1999 Credit Agreement will be permanently reduced by the amount of such repayments.

        We have pledged substantially all of the stock and material assets of our subsidiaries to secure our obligations under the 1999 Credit Agreement. In addition, nearly all of our subsidiaries are have provided guarantees of obligations under the 1999 Credit Agreement and the Indenture. In the event of a default under the 1999 Credit Agreement, the bank lenders could demand immediate payment of the principal of and interest on all such indebtedness, and could force a sale of all or a portion of our subsidiaries to satisfy our obligations. Likewise, because of cross-default provisions in our debt instruments, a default under the 1999 Credit Agreement or the Indenture could result in acceleration of indebtedness outstanding under other debt instruments.

        Additional information concerning the 1999 Credit Agreement and the Indenture is set forth in Note 7 to the Consolidated Financial Statements.

FINANCIAL INFORMATION REGARDING BUSINESS SEGMENTS

        Financial information concerning each of our business segments is set forth in Note 15 to the Consolidated Financial Statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition, and operating results could be materially adversely affected.

LEVERAGE; RESTRICTIONS UNDER DEBT INSTRUMENTS; COVENANT COMPLIANCE

        Financial Leverage. As of December 31, 1999, we had approximately $414.6 million of outstanding indebtedness. On January 5, 2000, we applied proceeds from the sale of our Florida outdoor advertising operations to fully repay outstanding borrowings under our 1999 Credit Agreement of $193.0 million.

        In addition, we intend to continue to acquire additional outdoor media and television and radio broadcasting businesses, subject to the availability of required financing. We may assume the indebtedness of businesses that we acquire. We may also make acquisitions or capital expenditures that are financed with the proceeds from borrowings. As a result of such acquisitions, our outstanding indebtedness and interest expense will increase, perhaps substantially. Likewise, further acquisitions will likely increase our depreciation and amortization expenses, perhaps substantially.

        Our degree of leverage could have important consequences to investors, including the following:

        - our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes may be impaired;

        - restrictive covenants in debt instruments, as well as the need to apply cash to make debt service payments, may limit payment of dividends on our outstanding Common Stock and Class B Common Stock:

        - Operating Cash Flow (defined as net revenue less operating expenses before amortization, depreciation, interest, litigation, and stock compensation expenses and net gain on dispositions of assets) available for purposes other than payment of principal and interest on indebtedness may be reduced;

        - we may be exposed to the risk of increased interest rates since a portion of our borrowings, including borrowings under the 1999 Credit Agreement (as defined below), bear interest at floating rates;

        - we may be at a competitive disadvantage compared to competitors that are less leveraged than we are;

        -   we may have limited ability to adjust to changing market conditions;

        -   we may have decreased ability to withstand competitive pressures;
            and

        - we may have increased vulnerability to a downturn in general economic conditions or our business.

        Our ability to make scheduled payments on or to refinance our indebtedness will depend on our financial and operating performance, which in turn will be subject to economic conditions and to financial, business, and other factors beyond our control. In order to fund our debt service and other obligations, we may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or debt financing (if available), or restructure our debt. Accordingly, we cannot guarantee that our operating results, Operating

Cash Flow, and capital resources will be sufficient for future payments of our indebtedness, to make planned capital expenditures, to finance acquisitions, or to pay our other obligations.

        Restrictions Imposed by Debt Instruments. We are subject to a number of significant operating and financial restrictions and are required to maintain specified financial ratios, which restrict our operations. See "-Restrictions on Our Operations." Our ability to comply with such covenants and financial ratios may be affected by events beyond our control.

        Covenant Compliance. In the past, we have from time to time obtained amendments or waivers to certain provisions of our debt instruments, including the 1999 Credit Agreement, in order to remain in compliance with the financial covenants thereunder. There can be no assurance that we will not be required to seek additional waivers or amendments under our debt instruments in the future. Any failure to obtain a necessary amendment or waiver could result in a default under the relevant debt instrument. A default by us under our senior debt instruments could result in an acceleration of indebtedness under the senior debt instruments and other loan documents. If the indebtedness under any of these debt instruments were accelerated, there can be no assurance that we would be able to repay such indebtedness.

REGULATION OF OUTDOOR ADVERTISING

        Outdoor advertising displays are subject to governmental regulation at the federal, state, and local levels. These regulations, in some cases, limit the height, size, location, and operation of outdoor displays and, in some circumstances, regulate the content of the advertising copy displayed on outdoor displays. Changes in laws and regulations affecting outdoor advertising at any level of government may have a material adverse effect on our business, financial condition, or results of operations. See "-Outdoor Media-Outdoor Advertising-Regulation."

TELEVISION AND RADIO BROADCASTING

        Government Regulation of Broadcasting Industry. Pursuant to the Communications Act, the domestic broadcasting industry is subject to extensive federal regulation. In addition, our television station, KVOS, which is located in Bellingham, Washington and broadcasts into Vancouver, British Columbia, is regulated and affected by Canadian law. The restrictions and obligations imposed by these laws and regulations, including their amendment, interpretation, or enforcement, could have a material adverse effect on our business, financial condition, or results of operations. See "-Television and Radio Broadcasting Regulation."

        Renewal of Broadcasting Licenses. Our business will continue to be dependent upon acquiring and maintaining broadcasting licenses issued by the FCC. Such licenses are currently issued for a term of eight years. Historically, we have been able to renew our broadcast licenses on a regular basis. However, we cannot guarantee that pending or future applications to acquire or renew broadcasting licenses will be approved, or will not include conditions or qualifications adversely affecting our operations, any of which could have a material adverse effect on us. Moreover, governmental regulations and policies may change over time and we cannot guarantee that such changes would not have a material adverse impact on our business, financial condition, or results of operations. See "--Television and Radio Broadcasting Regulation--Renewal of Broadcasting Licenses."

        Approval of Purchase and Sale Transactions. We are seeking FCC approval to acquire the broadcasting license for one television station and will be required to obtain FCC approval to acquire additional broadcasting licenses in the future. We cannot guarantee that the FCC will approve our applications for the broadcasting license we are seeking or in the future may seek to acquire. There can be no assurance that the FCC will approve our disposition of broadcasting stations we may seek to sell in the future. Failure to obtain FCC approval to transfer broadcasting licenses in connection with such transactions could adversely affect our business, financial condition, or results of operations. See "--Television and Radio Broadcasting Regulation--Purchase and Sale Transactions."

        KJR (AM) Transmission Facilities. One of our radio stations, KJR(AM), broadcasts from transmission facilities located on property leased from the Port of Seattle, currently on a month-to-month basis. We are negotiating with the Port of Seattle to continue broadcasting from the present tower location or from an alternative site KJR(AM) can broadcast from the KHHO site and are exploring our legal options in the event that the Port of Seattle attempts to evict us from the current site before we are able to use the new site. See "Item 2--Properties." While management expects to successfully resolve this matter, there can be no assurance that it will do so or that this matter will not have a material adverse effect on our business, financial condition, or results of operations.

SPORTS & ENTERTAINMENT

        Labor Relations in Professional Sports. On March 23, 1998, the Board of Governors of the NBA voted to exercise their option to reopen the NBA's collective bargaining agreement with the National Basketball Players Association, which was originally scheduled to expire on June 30, 2001. As a result, the collective bargaining agreement expired on June 30, 1998 and the players were locked out. Preseason and regular season games scheduled through February 4, 1999 were cancelled, which adversely affected our results of operations for fiscal year 1998 and the first quarter of 1999. On January 20, 1999, the NBA Board of Governors and the National Basketball Players Association entered into a new six-year collective bargaining agreement.

        The shortened 1998-99 season and other effects of NBA lockout adversely affected our results for 1999 and may adversely affect our future results of operations. There can be no assurance that the NBA or the Seattle SuperSonics will not experience other labor relations difficulties in the future, which could have a material adverse effect on our business, financial condition, or results of operations.

        Future Revenues From NBA Broadcast Contracts May Be Reduced. We share equally with the other NBA members in revenues generated by the NBA as a whole. Contracts between the NBA and two major television networks (NBC and TBS/TNT) accounted for a total of approximately $12.0 million of our net revenue for fiscal year 1997. In 1998, the NBA renewed its contracts with NBC and TBS/TNT through the 2001-02 season. These contracts provide for total payments to the NBA over the four-year contract period of up to $2.6 billion, plus, under certain circumstances, revenue sharing payments. Over the course of the year, fees are paid by NBC in five installments and by TBS/TNT in six installments. However, as a result of the NBA lockout, the NBA may not receive the full $2.6 billion over the life of these contracts.

        Dependence on Competitive Success. Our financial results and those of our sports & entertainment segment depend, to a large extent, on the performance of the Seattle SuperSonics and its ranking relative to other NBA teams in its division. By qualifying for the NBA playoffs, for example, we can receive significant additional revenue from ticket sales for home playoff games and from selling advertising during broadcasts of playoff games. In that regard, the Seattle SuperSonics qualified for the NBA playoffs in their 1996-97 and 1997-98 seasons, which substantially increased our net revenue and Operating Cash Flow, as well as the net revenue and Operating Cash Flow for our sports & entertainment segment, for fiscal years 1997 and 1998. However, the Seattle SuperSonics did not quality for the NBA playoffs for the 1998-99 season. Our results of operations and those for our sports & entertainment segment were adversely affected for the second quarter of 1999 and for fiscal year 1999 by the fact that the Seattle SuperSonics did not qualify for the NBA playoffs for the 1998-99 season, and may also be adversely affected in future years by poor performance by the Seattle SuperSonics in subsequent seasons, and there can be no assurance that the Seattle SuperSonics will perform well or qualify for the playoffs in the future.

        League Membership Risks. Because the NBA is a joint venture, the Seattle SuperSonics and other members of the NBA are generally jointly and severally liable for the debts and other liabilities of the NBA. Any failure of other members of the NBA to pay their pro rata share of any such debts and other liabilities could adversely affect our business, financial condition, or results of operations. The success of the NBA and its member teams depends in part on the competitiveness of other NBA teams and their ability to maintain fiscally sound franchises. Certain NBA teams have at limes encountered financial difficulties, and there can be no assurance that the NBA and its members will continue to be able to operate on a fiscally stable and effective basis. In addition, as a member of the NBA we must abide by a number of rules, regulations, and agreements, including the Constitution and Bylaws of the NBA, national television contracts, and collective bargaining agreements, and the NBA Board of Governors' interpretation and implementation of those matters. For example, the NBA Constitution requires that the sale of any NBA franchise, or the transfer of an equity interest of more than 5% in an NBA member, is subject to the approval of the NBA. See "--Restrictions on the Ownership and Transfer of Common Stock." The Board of Governors consists of representatives appointed by each NBA member. The Board of Governors, in turn elects a Commissioner. The Commissioner and the Board of Governors (1) arbitrate disputes between franchises, (2) assure that the conduct of franchises, players, and officials is in accordance with the NBA Constitution and Bylaws, (3) review and authorize player transactions between franchises and (4) impose sanctions (including fines and suspensions) on members, players, and officials who are found to have breached NBA rules. The Commissioner's interpretations are final and binding on the Company, the Seattle SuperSonics, and its personnel. In addition, member clubs of the NBA may not resort to the courts to enforce or maintain rights or claims against other member clubs, or to seek resolution of any dispute or controversy between member clubs. Instead, all such matters will be decided by the Commissioner of the NBA without any right of appeal to the courts or otherwise. Any interpretations of or changes to these rules, regulations, and agreements adopted by the NBA will be binding upon us regardless of whether we agree or disagree with them, and it is possible that any such interpretations or changes could adversely affect our business, financial condition, or results of operations.

        Dependence on Talented Players; Risks Related to Player Salaries. The success of the Seattle SuperSonics will depend upon the team's continued ability to retain and attract talented players. The Seattle SuperSonics compete with other United States and foreign basketball teams for available players. There can be no assurance that the Seattle SuperSonics will be able to retain players upon expiration of their contracts or identify and obtain new players of comparable talent to replace players who retire or are injured, traded, or released. Even if the Seattle SuperSonics are able to retain or obtain players who have had successful college or professional careers, there can be no assurance that their performance for the Seattle SuperSonics in subsequent years will be at the same level as their prior performance. Players' salaries in the NBA have increased significantly in recent years. Significant further increases in players' salaries could occur and could have a material adverse effect on our business, financial condition, or results of operations. NBA player contracts generally provide that a player is entitled to receive his salary even if he is unable to play as a result of injuries sustained from basketball-related activities during the course of his employment. These salaries represent significant financial commitments of the Seattle SuperSonics. Disability insurance for NBA players (which in certain instances provides up to 80% of salary reimbursement after 41 consecutive games are missed) is costly to maintain, and, as required by NBA rules, the Seattle SuperSonics carry such insurance for their six most highly compensated players. In the event an injured player is not insured or insurance does not cover the entire amount of the injured player's salary, we would be obligated to pay all or a portion, as the case may be, of the injured player's salary. In addition, if we acquire a new player to replace the injured player, we would also be required to pay the salary of the replacement player. To the extent that our financial results are dependent on the Seattle SuperSonics' competitive success (as discussed above), the likelihood of achieving such success is substantially reduced by serious injuries to key players. There can be no assurance that key players for the Seattle SuperSonics will not sustain serious injuries during any given season. As a result, injuries to players could have a material adverse effect on our business, financial condition, or results of operations.

COMPETITION

        Our four business segments are in highly competitive industries. Our broadcasting and outdoor media businesses compete for audiences and advertising revenue with other broadcasting stations and outdoor media advertising companies, as well as with other media forms. Such other media forms may include newspapers, magazines, transit advertising, yellow page directories, direct mail, local cable systems, and satellite broadcasting systems. Audience ratings and market shares are subject to many variables. Any change, and any adverse change in a particular market, could have a material adverse effect on our business, financial condition, or results of operations. Changes which could have an adverse effect on us include economic conditions, both general and local; shifts in population and other demographics; the level of competition for advertising dollars; a station's market rank; broadcasting power, assigned frequency, network affiliation, and audience identification; fluctuations in operating costs; technological changes and innovations; changes in labor conditions; and changes in governmental regulations and policies and actions of federal regulatory bodies. There can be no assurance that we will be able to maintain or increase our current audience ratings and advertising revenue. In this respect, the entrance of a new television station in the Vancouver, British Columbia market in October 1997 has adversely affected the financial performance of our television station in Bellingham, Washington (KVOS).

        Certain of our competitors, including a few outdoor advertising companies that are substantially larger than our outdoor advertising operations have significantly greater financial, marketing, sales and other resources than we have. There can be no assurance that we will be able to compete successfully against our competitors in the future.

        The Seattle SuperSonics and the Seattle Storm compete directly with other professional and amateur sporting franchises and events, both in the Seattle-Tacoma market area and nationally via sports broadcasting. See "--Sports & Entertainment - Competition."

DEPENDENCE ON MANAGEMENT

        Certain of our executive officers and divisional managers, including Barry A. Ackerley, are especially important to our direction and management. The loss of the services of such persons could have a material adverse effect on the Company, and there can be no assurance that we would be able to find replacements for such persons with equivalent business experience.

VOTING CONTROL BY PRINCIPAL STOCKHOLDER

        Each share of Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. As of March 1, 2000, Barry A. Ackerley, our Chairman of the Board and Chief Executive Officer, beneficially owns approximately 37.2% of the outstanding shares of Common Stock and approximately 98.7% of the outstanding shares of Class B Common Stock, giving him approximately 87.8% of the combined voting power of our voting securities. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

        As a director, the Chairman and Chief Executive Officer, and the majority stockholder of The Ackerley Group, Mr. Ackerley has certain fiduciary duties to minority stockholders under applicable law. However, so long as Mr. Ackerley continues to own or control stock having a majority of the combined voting power of our voting securities, he will have the power to elect all of our directors and effect fundamental corporate transactions, such as mergers, asset sales, and "going private" transactions, without the approval of any other stockholders. Moreover, Mr. Ackerley's voting control would effectively delay or prevent any other person or entity from acquiring or taking control of The Ackerley Group without his approval, whether or not the transaction could provide stockholders with a premium over the then-prevailing market price of their shares or would otherwise be in their best interests.

RESTRICTIONS ON THE OWNERSHIP AND TRANSFER OF COMMON STOCK

        We are a member of the NBA and are subject to its Constitution and Bylaws. See "--Sports & Entertainment--League Membership Risks." These limitations may adversely affect the ability of investors to acquire, sell or otherwise transfer our Common Stock. Any violation of the foregoing restrictions could result in the termination of our NBA franchise and other sanctions by the NBA, which could have a material adverse effect on our business, financial condition, or results of operations.

        In addition, our Bylaws contain certain restrictions on the transfer of our capital stock in order to comply with the prohibitions on foreign ownership of radio and television stations contained in the Communications Act of 1934 and FCC rules. See "--Television and Radio Broadcasting Regulation--Ownership." These restrictions in our Bylaws, as well as certain related provisions in our Certificate of Incorporation, may adversely affect the ability of investors to acquire, hold, or otherwise transfer our Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

        As of March 1, 2000, 9,104,948 shares of Common Stock and 11,004,056 shares of Class B Common Stock were held by officers and directors who are considered to be our "affiliates" for purposes of Rule 144 under the Securities Act. As noted above, each share of Class B Common Stock is convertible by the holder at any time into one share of Common Stock. Our affiliates may sell these shares in the public market subject to the volume and other limitations (other than the holding Period limitations, which have been satisfied) of Rule 144 under the Securities Act. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock from time to time. Sales of substantial amounts of Common Stock in the public market (including Common Stock issued upon conversion of Class B Common Stock), or the perception that such sales could occur, could have a material adverse effect on prevailing market prices for the Common Stock.

YEAR 2000

        The Year 2000 or Y2K problem is a result of the inability of computer software programs to recognize the year 2000, as most programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year.

        We have not experienced any significant Y2K problems and have not been informed of any material Y2K problems by our customers or vendors. However, although January 1, 2000 is past, it is possible that some problems have gone undetected, or that other dates in the future may further affect computer software and systems, or equipment with embedded chip technology.

        These problems could disrupt our business and require us to incur significant, unanticipated expenses to remedy them. They could also result in claims and litigation against us, which could subject us to significant costs and could require substantial attention from our management. Similarly, our business could be severely harmed if third parties on which our services depend encounter Year 2000 issues, or if Year 2000 problems cause malfunctions at our facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

ITEM 2 - PROPERTIES

        Our principal executive offices are located at 1301 Fifth Avenue, Suite 4000, Seattle, Washington 98101. We lease the offices, which consist of approximately 16,800 square feet, pursuant to a lease that expires in 2006.

        The following table sets forth certain information regarding our facilities as of December 31, 1999:

                                                                Approximate
                                                                   Square        Approximate
                                                                   Footage         Square
Location                                    Nature of Facility      Owned      Footage Leased
--------                                    ------------------  -----------    --------------
OUTDOOR MEDIA
   Seattle, Washington (Outdoor                    Plant            35,889          1,185
   Advertising)
   Boston Massachusetts (Outdoor                   Plant            31,882          3,825
   Advertising)
   Miami, Florida (Outdoor Advertising)(1)         Plant           242,980            ---

TELEVISION BROADCASTING
   Syracuse, New York (WIXT)                Station Operations      40,000            ---
   Rochester (WOKR)                         Station Operations      45,000            ---
   Binghamton, New York (WIVT)              Station Operations      10,819            ---
   Utica, New York (WUTR)(2)                Station Operations      12,148            ---
   Santa Barbara - Santa Maria - San Luis   Station Operations      13,000          1,150
    Obispo, California (KCOY)
   Salinas-Monterey, California (KCBA,      Station Operations      30,000         20,841
   KION(2))
   Bakersfield, California (KGET)           Station Operations      30,450            ---
   Eugene, Oregon (KMTR)                    Station Operations       3,000          9,230
   Eureka, California (KVIQ)                Station Operations      10,162            ---
   Santa Rosa, California (KFTY)            Station Operations      13,500            ---
   Bellingham, Washington (KVOS)            Station Operations      13,130         11,856
   Fairbanks, Alaska (KTVF)                 Station Operations          84         12,967

RADIO BROADCASTING
   Seattle, Washington (KJR(AM), KJR-FM,    Station Operations          --         16,082
   KUBE(FM))
   Tacoma, Washington (KHHO(AM))            Station Operations          --          4,252

SPORTS & ENTERTAINMENT
   Seattle, Washington                      Office & Operating      30,000         27,246
                                                Facilities

OTHER
   Seattle, Washington (Corporate Offices)        Offices               --         16,814
   National Sales Offices in New York,
   Los Angeles,                                   Offices               --          9,164
     Chicago, and San Francisco

--------------------
(1)  On January 5, 2000, we sold our Florida outdoor advertising operations.

(2) As of December 31, 1999, we programmed these stations under LMAs. Accordingly, this table reflects data for the properties which are owned or leased by the station owners for whom we program the stations.

        In general, we believe that our facilities are adequate for our present business and that additional space is generally available for expansion without significant delay. Additionally, we are replacing and expanding our radio broadcasting and sports & entertainment operating facilities in Seattle and our outdoor advertising operating facilities in Portland. These facilities will be completed in 2000. In 1999, we paid aggregate annual rentals on office space and operating facilities of approximately $3.5 million.

        KJR(AM) broadcasts from transmission facilities located on property leased from the Port of Seattle, currently on a month-to-month basis. We have filed an application with the FCC to co-locate KJR(AM)'s transmission facilities with KHHO's facilities in Tacoma, Washington.

On May 5, 1998 the FCC issued a construction permit granting us authority to begin construction of the transmission facilities at the KHHO site. Construction was substantially completed in February 2000, and testing of the facilities is underway. We are negotiating with the Port of Seattle to continue broadcasting from the present tower location or from an alternative site until KJR(AM) can broadcast from the KHHO site and are exploring our legal options in the event that the Port of Seattle attempts to eject us from the current site before we are able to use the new site.

        Effective October 1, 1995, we entered into a fifteen-year lease with the City of Seattle for the Key Arena, a 17,100-seat events facility. It was first occupied and used by the SuperSonics in November 1995, the beginning of the 1995-1996 season.

        At December 31, 1999, we owned 285 vehicles and leased 190 vehicles of various types for use in our operations. This included 64 owned vehicles and 15 leased vehicles at our Florida outdoor advertising operations, which we sold on January 5, 2000. We own a variety of broadcast-related equipment, including broadcast towers, transmitters, generators, microwave systems and audio and video equipment used in our broadcasting business. We presently lease, under a private carrier agreements, a Gulfstream jet and Lear jet that are used for executive travel between our facilities. In February 1998, we purchased a Boeing 727 jet aircraft to replace the BAC 1-11 that we previously leased, which we use for travel involving the SuperSonics.

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

        Lambert v. Ackerley. Following the U.S. Supreme Court's denial of our petition for review of the decision of the Ninth Circuit Court of Appeals, we paid the awarded damages, accrued interest thereon, and plaintiff's attorney's fees of approximately $7.5 million in the first quarter of 2000. See Note 13 of the Notes to Consolidated Financial Statements.

        Van Alstyne v. The Ackerley Group, Inc. On June 7, 1996, a former sales manager for television station WIXT, Syracuse, New York filed a complaint in the U.S. District Court for the Northern District of New York against The Ackerley Group, Inc., WIXT and the current and former general managers of WIXT. The complaint seeks unspecified damages and injunctive relief for discrimination on the basis of gender and disability, as well as unlawful retaliation, under both state and federal law. We have filed a motion for summary judgment, which is currently pending. A trial date has not been set.

        RSA Media Inc. v. AK Media Group, Inc. On June 4, 1997, RSA Media Inc., a supplier of outdoor advertising in Massachusetts, filed a complaint in the U.S. District Court for the District of Massachusetts (the "Court") alleging that we have unlawfully monopolized the Boston-area billboard market in violation of the Sherman Antitrust Act, engaged in unlawful restraint of trade in violation of the Sherman Antitrust Act, and committed unfair trade practices in violation of Massachusetts state law. The plaintiff is seeking in excess of $20.0 million in damages. On May 22, 1998, the Court, in a ruling from the bench, dismissed count 2 of plaintiff's complaint, which alleged that the existence of leases between us and landowners restricted the landowners' ability to lease that same space to the plaintiff in violation of the Sherman Antitrust Act. We have filed a motion for summary judgment which is currently pending. A trial date has not been set.

                         ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are:

             Name                           Age           Position
             ----                           ---           --------
        Barry A. Ackerley                    65     Chairman and Chief Executive Officer

        Gail A. Ackerley                     61     Co-Chairman

        Denis M. Curley                      52     Co-President, Chief Operating Officer and
                                                    Chief Financial Officer, Secretary and
                                                    Treasurer

        Christopher H. Ackerley              30     Co-President

        Keith W. Ritzmann                    47     Senior Vice President and Chief Technology
                                                    Officer, Controller and Assistant
                                                    Secretary

        Mr. Barry A. Ackerley, one of our founders, has been the Chief Executive Officer and a director of The Ackerley Group and its predecessor and subsidiary companies since 1975. He currently serves as our Chairman.

        Ms. Gail A. Ackerley was elected to our Board of Directors in May 1995, and became Co-Chairman in September 1996. She served as one of our Co-Presidents from November 1997 to February 15, 2000. Ms. Ackerley has served as our Chairman of Ackerley Corporate Giving since 1986, supervising our charitable activities, and also serves as Chairman of the Seattle Storm.

        Mr. Denis M. Curley, who joined us in December 1984, was elected as Chief Operating Officer on February 15, 2000, and as one of our Co-Presidents in November 1997. Previously, he served as Executive Vice President from March 1995 until his election as one of our Co-Presidents. Before then, he served as Senior Vice President from January 1990 through the date of his election as Executive Vice President. He has served as our Chief Financial Officer since May 1988. Mr. Curley also presently serves as our Secretary and Treasurer.

        Mr. Christopher H. Ackerley was named Co-President on February 15, 2000, with principal responsibility for overseeing our marketing, investor relations, information technology, and technology-venture investments. He joined The Ackerley Group in 1995, and was elected Vice President for Marketing and Development in May 1998. He also served as Executive Vice President, Operations and Development from December 1998 until his election as Co-President.

        Mr. Keith W. Ritzmann was named Senior Vice President and Chief Technology Officer on February 15, 2000. He has served as a Senior Vice President since January 1998, and also served as Chief Information Officer from such date until his election as Chief Technology Officer. He served as a Vice President from January 1990 through the date of his election as Senior Vice President. He also presently serves as our Assistant Secretary and Controller.

        Barry A. Ackerley and Gail A. Ackerley are husband and wife. Christopher
H. Ackerley is their son. There are no other family relationships among any of our executive officers. All officers serve at the pleasure of our Board of Directors.


                                     PART II

                   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

        As of March 1, 2000, 34,965,807 shares of our common stock were issued and outstanding, of which 23,877,107 shares were Common Stock and 11,088,700 shares were Class B Common Stock. The Common Stock was held by 545 shareholders of record; the Class B Common Stock was held by 28 shareholders of record.

        Our Board of Directors declared a cash dividend of $.02 per share in each of 1998 and 1999. Recently, the Board declared a cash dividend of $.02 per share payable on April 14, 2000 to shareholders of record on March 23, 2000. Payment of any future dividends is at the discretion of the Board of Directors and depends on a number of conditions. Among other things, dividend payments depend upon our results of operations and financial condition, capital requirements and general economic conditions. The 1999 Credit Agreement and the Indenture impose certain limits upon our ability to pay dividends and make other distributions. In addition, we are subject to the General Corporation Law of Delaware, which restricts our ability to pay dividends in certain circumstances.

COMMON STOCK

        On December 15, 1997, our Common Stock became listed and began trading on the New York Stock Exchange under the symbol "AK." Our Common Stock previously traded on the American Stock Exchange.

        The table below sets forth the high and low sales prices of our Common Stock for each full quarterly period in the two most recent fiscal years according to the New York Stock Exchange.

1999                High          Low            1998                High         Low
----                ----          ---            ----                ----         ---
First Quarter       $19 1/4       $16 1/2        First Quarter       $24 3/8      $14 5/8
Second Quarter      $20           $16 5/8        Second Quarter      $22 1/2      $19 7/16
Third Quarter       $19 1/4       $11 1/8        Third Quarter       $24 7/8      $19 1/2
Fourth Quarter      $18 1/2       $11 3/8        Fourth Quarter      $21 1/16     $16 1/2

        On March 1, 2000, the high and low sales prices of our Common Stock, according to the New York Stock Exchange, were $13 5/16 and $12 7/16, respectively.

CLASS B COMMON STOCK

        Our Class B Common Stock, which we initially issued in June 1987, is not publicly traded. Persons owning shares of our Class B Common Stock may trade such shares only as permitted by our Certificate of Incorporation, which imposes restrictions on such transfer. Thus, there is no trading market for shares of our Class B Common Stock.

                        ITEM 6 - SELECTED FINANCIAL DATA

        The table below sets forth selected consolidated financial data regarding our operations. The information in the table has been derived from audited consolidated financial statements.

        You should read the information in the table in conjunction with the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (and Notes) included elsewhere in this report.

                                                                  YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                              1999           1998        1997           1996       1995
                                           ---------      ---------   ---------      ---------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Revenue                                    $ 315,319      $ 292,907   $ 306,169      $ 279,662   $ 235,820
Agency commissions and discounts             (37,131)       (36,256)    (34,994)       (32,364)    (28,423)
                                           ---------      ---------   ---------      ---------   ---------
Net revenue                                  278,188        256,651     271,175        247,298     207,397
Expenses (other income):
    Operating expenses                       227,697        209,030     210,752        186,954     156,343
    Restructuring expenses                     1,125             --          --             --          --
    Depreciation and amortization expense     28,348         16,574      16,103         16,996      13,243
    Interest expense                          35,632         25,109      26,219         24,461      25,010
    Stock compensation expense                   559            452       9,344(1)          --          --
    Net gain on dispositions of assets       (28,999)(2)    (33,524)(2)      --             --          --
    Litigation expense (adjustment)               --             --      (5,000)(3)         --      14,200(3)
                                           ---------      ---------   ---------      ---------   ---------
      Total expenses and other income        264,362        217,641     257,418        228,411     208,796
                                           ---------      ---------   ---------      ---------   ---------
Income (loss) before income taxes
    and extraordinary item                    13,826         39,010      13,757         18,887      (1,399)
Income tax expense (benefit)                   5,863         15,487     (19,172)(4)      2,758       1,515
                                           ---------      ---------   ---------      ---------   ---------
Income (loss) before                           7,963         23,523      32,929         16,129      (2,914)
    extraordinary item
Extraordinary item - loss on
    extinguishment of debt                    (1,373)        (4,346)         --           (355)         --
                                           ---------      ---------   ---------      ---------   ---------
Net income (loss) applicable
    to common shares                       $   6,590      $  19,177   $  32,929      $  15,774   $  (2,914)
                                           =========      =========   =========      =========   =========
Per common share:
    Income (loss) before                   $     .24      $     .75   $    1.05      $     .52   $    (.09)
    extraordinary item
    Extraordinary item                          (.04)          (.14)         --           (.01)         --
                                           ---------      ---------   ---------      ---------   ---------
    Net income (loss)                      $     .20      $     .61   $    1.05      $     .51   $    (.09)
                                           =========      =========   =========      =========   =========

                                                                  YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                              1999           1998        1997           1996       1995
                                           ---------      ---------   ---------      ---------   ---------
    Common shares used in per share
       computation                            32,932         31,627      31,345         31,166      31,052
Per common share - assuming dilution:
    Income (loss) before                   $     .24      $     .74   $    1.04      $     .51   $    (.09)
    extraordinary item
    Extraordinary item                          (.04)          (.14)         --           (.01)         --
                                           ---------      ---------   ---------      ---------   ---------
    Net income (loss)                      $     .20      $     .60   $    1.04      $     .50   $    (.09)
                                           =========      =========   =========      =========   =========
    Common shares used in per share
      computation - assuming dilution         33,110         31,883      31,652         31,760      31,052
Dividends                                  $     .02      $     .02   $     .02      $     .02   $    .015
                                           =========      =========   =========      =========   =========
Consolidated Balance Sheet Data
   (at end of period):
Working capital                            $  21,704      $  15,706   $  12,019      $  11,154   $  15,110
Total assets                                 528,436        316,126     266,385        224,912     189,882
Total long-term debt                         403,761        266,999     213,294        229,350     215,328
Total debt                                   414,593        270,100     229,424        235,141     220,147
Stockholders' equity (deficiency)             27,289        (25,841)    (44,909)       (83,839)    (99,093)

-------------
(1)  See Note 11 to the Consolidated Financial Statements.

(2)  See Note 3 to the Consolidated Financial Statements.

(3)  See Note 13 to the Consolidated Financial Statements.

(4)  See Note 8 to the Consolidated Financial Statements.

                       ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Statements appearing in this section, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature (including the discussions of the effects of recent acquisitions and dispositions, business transactions, and similar information), are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution our shareholders and potential investors that any forward-looking statements or projections set forth in this section are subject to risks and uncertainties which may cause actual results to differ materially from those projected. After the date of this Annual Report, we will not make any public announcements updating any forward-looking statement contained in this section.

        Important factors that could cause the results to differ materially from those expressed in this section include:

        - material adverse changes in general economic conditions, including changes in inflation and interest rates;

        - changes in laws and regulations affecting the outdoor advertising and television and radio broadcasting businesses, including changes in the FCC's treatment of local marketing agreements and related matters, and the possible inability to obtain FCC consent to proposed or pending acquisitions or dispositions of broadcasting stations;

        - competitive factors in the outdoor advertising, television broadcasting, radio broadcasting, and sports & entertainment businesses;

        -   material changes to accounting standards;

        - expiration or non-renewal of broadcasting licenses and local marketing agreements;

        - labor matters, including the aftereffects of the NBA lockout, changes in labor costs, renegotiation of labor contracts, and risk of work stoppages or strikes;

        - matters relating to our level of indebtedness, including restrictions imposed by financial covenants;

        - the win-loss record of the SuperSonics, which has a substantial influence on attendance, and whether the team participates in the NBA playoffs;

        -   recessionary influences in the regional markets that we serve.

OVERVIEW

        We reported net income of $6.6 million in 1999, compared to $19.2 million in 1998. Net revenue in 1999 increased by $21.5 million, or 8%, from 1998, and our Operating Cash Flow (as defined below) increased by $1.8 million, or 4%.

        Refinancing. In January 1999, we replaced our existing $300.0 million credit agreement with a new $325.0 million credit agreement. In February 1999, we issued additional 9% Senior Subordinated Notes due 2009 in the aggregate amount of $25.0 million. In March 1999, we redeemed the $20.0 million outstanding principal of the 10.48% Senior Subordinated Notes due 2000 with borrowings under the revolving credit facility of the new credit agreement.

        Acquisitions and Dispositions. During 1999, we acquired five television stations and an outdoor advertising company, and we sold one television station and a radio broadcasting tower. During the first quarter of 2000, we sold our Florida outdoor advertising operations and acquired two outdoor advertising companies. In addition, we acquired two television stations for which we previously provided programming and sales services under local marketing agreements. We also entered into local marketing agreements to provide programming and sales services to two additional television stations.

        Stock Offering. During the third quarter of 1999, we received approximately $46.5 million in net proceeds from the issuance of 3,250,000 shares of common stock pursuant to an underwritten public offering.

        As with many media companies, our acquisitions and dispositions have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, our management believes that Operating Cash Flow (defined as net revenue less operating expenses before amortization, depreciation, interest, litigation, and stock compensation expenses and net gain on dispositions of assets) is an appropriate measure of our financial performance. Similarly, we believe that Segment Operating Cash Flow (defined as Operating Cash Flow before corporate overhead) is an appropriate measure of our segments' financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use Operating Cash Flow to pay interest and principal on our long-term debt as well as to finance capital expenditures. Operating Cash Flow and Segment

Operating Cash Flow, however, are not to be considered as alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

RESULTS OF OPERATIONS

        The following tables set forth certain historical financial and operating data for each of the three years in the period ended December 31, 1999, including net revenue, operating expenses, and Operating Cash Flow information by segment:

                                                            YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------
                                            1999                    1998                     1997
                                  ----------------------   ----------------------   ----------------------

                                                 AS % OF                  AS % OF                  AS % OF
                                                   NET                      NET                      NET
                                    AMOUNT       REVENUE    AMOUNT        REVENUE     AMOUNT       REVENUE
                                  ---------     ---------  --------      ---------  ---------     ---------
                                                           (DOLLARS IN THOUSANDS)
Net revenue                       $ 278,188       100.0%   $ 256,651       100.0%   $ 271,175       100.0%
Segment operating expenses          212,475        76.4      194,539        75.8      200,739        74.0
Corporate overhead                   16,347         5.9       14,491         5.6       10,013         3.7
                                  ---------                ---------                ---------
  Total operating expenses          228,822        82.3      209,030        81.4      210,752        77.7
                                  ---------                ---------                ---------
Operating Cash Flow                  49,366        17.7       47,621        18.6       60,423        22.3
Other expenses and (income):
  Depreciation and
    amortization expenses            28,348        10.2       16,574         6.5       16,103         5.9
  Interest expense                   35,632        12.8       25,109         9.8       26,219         9.7
  Stock compensation expense            559         0.2          452         0.2        9,344         3.4
  Net gain on dispositions of
    assets                          (28,999)      (10.4)     (33,524)      (13.1)          --          --
  Litigation adjustment                  --        --             --        --         (5,000)       (1.8)
                                  ---------                ---------                ---------
    Total other expenses and
        (income)                     35,540        12.8        8,611         3.4       46,666        17.2
Income before income taxes and
  extraordinary item                 13,826         5.0       39,010        15.2       13,757         5.1
Income tax expense (benefit)          5,863         2.1       15,487         6.0      (19,172)       (7.1)
                                  ---------                ---------                ---------
Income before
  extraordinary item                  7,963         2.9       23,523         9.2       32,929        12.1
                                  ---------                ---------                ---------
Extraordinary item                   (1,373)       (0.5)      (4,346)       (1.7)          --          --
                                  ---------                ---------                ---------
Net income                        $   6,590         2.4    $  19,177         7.5    $  32,929        12.1
                                  =========                =========                =========

                                                        YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                 1999           1998           1997
                                              ---------      ---------      ---------
                                                       (DOLLARS IN THOUSANDS)
NET REVENUE:
    Outdoor media                             $  98,751      $ 108,560      $ 113,162
    Television broadcasting                      81,669         68,467         63,611
    Radio broadcasting                           27,163         24,474         20,970
    Sports & entertainment                       70,605         55,150         73,432
                                              ---------      ---------      ---------
       Total net revenue                      $ 278,188      $ 256,651      $ 271,175
                                              =========      =========      =========
SEGMENT OPERATING EXPENSES:
    Outdoor media                             $  56,877      $  65,605      $  72,159
    Television broadcasting                      69,608         55,996         46,935
    Radio broadcasting                           15,563         14,819         12,983
    Sports & entertainment                       70,427         58,119         68,662
                                              ---------      ---------      ---------
       Total segment operating expenses       $ 212,475      $ 194,539      $ 200,739
                                              =========      =========      =========
OPERATING CASH FLOW:
    Outdoor media                             $  41,874      $  42,955      $  41,003
    Television broadcasting                      12,061         12,471         16,676
    Radio broadcasting                           11,600          9,655          7,987
    Sports & entertainment                          178         (2,969)         4,770
                                              ---------      ---------      ---------
       Total Segment Operating Cash Flow         65,713         62,112         70,436
    Corporate overhead                          (16,347)       (14,491)       (10,013)
                                              ---------      ---------      ---------
       Operating Cash Flow                    $  49,366      $  47,621      $  60,423
                                              =========      =========      =========
CHANGE IN NET REVENUE FROM PRIOR PERIODS:
    Outdoor media                                  (9.0)%         (4.1)%         13.4%
    Television broadcasting                        19.3            7.6            9.9
    Radio broadcasting                             11.0           16.7           16.8
    Sports & entertainment                         28.0          (24.9)           2.5
       Change in total net revenue                  8.4           (5.4)           9.7
SEGMENT OPERATING EXPENSES AS A % OF NET
  REVENUE:
    Outdoor media                                  57.6%          60.4%          63.8%
    Television broadcasting                        85.2           81.8           73.8
    Radio broadcasting                             57.3           60.5           61.9
    Sports & entertainment                         99.7          105.4           93.5
       Total segment operating expenses as
          a % of total net revenue:                76.4           75.8           74.0
OPERATING CASH FLOW AS A % OF NET REVENUE:
    Outdoor media                                  42.4%          39.6%          36.2%
    Television broadcasting                        14.8           18.2           26.2
    Radio broadcasting                             42.7           39.5           38.1
    Sports & entertainment                          0.3           (5.4)           6.5
      Operating Cash Flow as a % of total
        net revenue                                17.7           18.6           22.3

1999 COMPARED WITH 1998

        Net Revenue. Our 1999 net revenue was $278.2 million. This represented an increase of $21.5 million, or 8%, compared to $256.7 million in 1998. Changes in net revenue were as follows:

        - Outdoor Media. Our 1999 net revenue from our outdoor media segment decreased by $9.8 million, or 9%, from 1998. This decrease was primarily due to the absence of our airport advertising operations, which we sold in June 1998. Excluding our airport advertising operations, our 1999 net revenue from our outdoor media segment increased by $6.4 million, or 7%, from 1998. This increase mainly resulted from an increase in both national and local sales.

        - Television Broadcasting. Our 1999 net revenue from our television broadcasting segment increased by $13.2 million, or 19%, from 1998. This increase was mainly due to the exchange of station KKTV for station KCOY in January 1999 and the addition of stations KVIQ in July 1998, KMTR in December 1998, WOKR in April 1999, and KTFV in August 1999. Excluding these transactions, our 1999 net revenue from our television broadcasting segment decreased by $3.2 million, or 6%, from 1998. This decrease was primarily due to the lack of political advertising during 1999, partially offset by increased national and local sales.

        - Radio Broadcasting. Our 1999 net revenue from our radio broadcasting segment increased by $2.7 million, or 11%, from 1998. This increase was primarily due to an increase in both national and local sales.

        - Sports & Entertainment. Our 1999 net revenue from our sports & entertainment segment increased by $15.4 million, or 28%, from 1998. This increase was primarily due to the commencement of a full basketball season in the fourth quarter 1999 in contrast to the delayed season in 1998 as result of the NBA lockout.

        Segment Operating Expenses. Our 1999 segment operating expenses (which exclude corporate overhead) were $212.5 million. This represented an increase of $18.0 million, or 9%, compared to $194.5 million in 1998. Changes in segment operating expenses were as follows:

        - Outdoor Media. Our 1999 operating expenses from our outdoor media segment decreased by $8.7 million, or 13%, from 1998. This decrease was primarily due to the absence of our airport advertising operations, which we sold in June 1998. Excluding our airport advertising operations, our 1999 operating expenses from our outdoor media segment increased by $6.1 million, or 12%, from 1998. This increase was primarily due to higher lease costs, increased employment-related expenses, and increased expenses related to the expansion of our national sales force.

        - Television Broadcasting. Our 1999 operating expenses from our television broadcasting segment increased by $13.6 million, or 24%, from 1998. This increase was mainly due to the exchange of station KKTV for station KCOY in January 1999 and the addition of stations KVIQ in July 1998, KMTR in December 1998, WOKR in April 1999, and KTVF in August 1999. This increase was also due to a restructuring charge of $1.1 million recognized in connection with our ongoing implementation of Digital CentralCasting(TM). This restructuring charge consisted primarily of costs associated with employee staff reductions. See further discussion in Note 14 to the Consolidated Financial Statements. Excluding these transactions, our 1999 operating expenses from our television broadcasting segment increased by $0.8 million, or 2%, from 1998. This increase was primarily due to higher program, promotion, and production expenses relating to the expansion of local news.

        - Radio Broadcasting. Our 1999 operating expenses from our radio broadcasting segment increased by $0.8 million, or 5%, from 1998. This increase was primarily due to higher expenses relating to increased sales activity.

        - Sports & Entertainment. Our 1999 operating expenses from our sports & entertainment segment increased by $12.3 million, or 21%, from 1998. This increase was primarily due to the commencement of a full basketball season in the fourth quarter of 1999 in contrast to the delayed season in 1998 as result of the NBA lockout.

        Corporate Overhead Expenses. Our corporate overhead expenses were $16.3 million in 1999. This represented an increase of $1.8 million, or 12%, from 1998. This increase was primarily a result of increased marketing costs, increased travel costs, and higher utilization of outside services.

        Operating Cash Flow. Our Operating Cash Flow was $49.4 million in 1999. This represented an increase of $1.8 million, or 4%, compared to $47.6 million in 1998. The increase in Operating Cash Flow from our radio broadcasting and sports & entertainment segments was partially offset by the decrease in Operating Cash Flow from our outdoor media and television broadcasting segments and the increase in corporate overhead expenses. Operating Cash Flow as a percentage of total net revenue decreased to 18% in 1999 compared to 19% in 1998.

        Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $28.3 million in 1999. This represented an increase of $11.7 million, or 70%, compared to $16.6 million in 1998. This increase primarily resulted from depreciation and amortization expenses relating to our business acquisitions during 1999.

        Interest Expense. Our interest expense was $35.6 million in 1999. This represented an increase of $10.5 million, or 42%, from 1998. This increase was primarily due to higher average debt balances during 1999 reflecting the financing of our various acquisitions.

        Stock Compensation Expense. We recognized stock compensation expense of $0.6 million in 1999 compared to $0.5 million in 1998. These expenses primarily related to the amendment of certain stock option agreements.

        Net Gain on Dispositions of Assets. We recognized a net gain on disposition of assets of $29.0 million. This gain consisted primarily of a $28.6 million gain from the exchange of the assets of television station KKTV for the assets of television station KCOY, a $1.6 million gain relating to the sale of our airport advertising operations, and a $1.2 million loss on the sale of a radio broadcasting tower. In 1998, we recognized a $33.5 million gain on disposition of assets primarily relating to the sale of our airport advertising operations in June 1998.

        Income Tax Expense. We recognized income tax expense of $5.9 million in 1999, compared to $15.5 million in 1998. The effective rate in 1999 was 42% compared to 40% in 1998.

        Extraordinary Item. In 1999, we replaced our existing credit agreement with a new $325.0 million credit agreement and redeemed our $20.0 million 10.48% Senior Subordinated Notes. These transactions resulted in an aggregate charge of $1.4 million, net of taxes, primarily consisting of the write-off of deferred financing costs and prepayment fees. In 1998, we redeemed our 10.75% Senior Secured Notes with proceeds under the 1998 Credit Agreement. This transaction resulted in a charge of $4.3 million, net of taxes, consisting of the write-off of deferred financing costs and prepayment fees.

        Net Income. Our net income was $6.6 million in 1999. This represented a decrease of $12.6 million, or 66%, from $19.2 million in 1998. Net income as a percentage of net revenue decreased to 2% in 1999 from 8% in 1998.

1998 COMPARED WITH 1997

        Net Revenue. Our 1998 net revenue was $256.7 million. This represented a decrease of $14.5 million, or 5%, from $271.2 million in 1997. Changes in net revenue were as follows:

        - Outdoor Media. Our 1998 net revenue from our outdoor media segment decreased by $4.6 million, or 4%, from 1997. This decrease was mainly due to the absence of airport advertising operations in the third and fourth quarters of 1998, partially offset by increased national sales.

        - Television Broadcasting. Our 1998 net revenue from our television broadcasting segment increased by $4.9 million, or 8%, from 1997. This increase resulted primarily from the addition of television station KVIQ in July 1998, the completion of a full 12 months of operations at WUTR and WIVT, higher political advertising, and higher national and local sales.

        - Radio Broadcasting. Our 1998 net revenue from our radio broadcasting segment increased by $3.5 million, or 17%, from 1997. This increase was primarily due to an increase in both national and local sales.

        - Sports & Entertainment. Our 1998 net revenue from our sports & entertainment segment decreased by $18.2 million, or 25%, from 1997. This decrease was primarily due to decreased revenue in the fourth quarter as a result of the NBA lockout, partially offset by increased ticket and sponsorship sales during the 1997-98 basketball season.

        Segment Operating Expenses. Our 1998 segment operating expenses (which exclude corporate overhead) were $194.5 million. This represented a decrease of $6.2 million, or 3%, compared to $200.7 in 1997. Changes in segment operating expenses were as follows:

        - Outdoor Media. Our 1998 operating expenses from our outdoor media segment decreased by $6.6 million, or 9%, from 1997. This decrease was due mainly to the absence of airport advertising operations in the third and fourth quarters of 1998, partially offset by higher expenses related to increased sales activity.

        - Television Broadcasting. Our 1998 operating expenses from our television broadcasting segment increased by $9.1 million, or 19%, from 1997. This increase was primarily a result of the addition of television station KVIQ in July 1998, the completion of a full 12 months of operations at WUTR and WIVT, and higher program, promotion and production expenses relating to the expansion of local news.

        - Radio Broadcasting. Our 1998 operating expenses from our radio broadcasting segment increased by $1.8 million, or 14%, from 1997. This increase primarily resulted from higher expenses related to increased sales activity.

        - Sports & Entertainment. Our 1998 operating expenses from our sports & entertainment segment decreased by $10.6 million, or 15%, from 1997. This decrease was mainly attributable to decreased expenses in the fourth quarter due to the NBA lockout, partially offset by increased basketball operating expenses related to team costs during the 1997-98 basketball season.

        Corporate Overhead Expenses. Our corporate overhead expenses were $14.5 million in 1998. This represented an increase of $4.5 million, or 45%, from 1997. This increase was mainly due to increased personnel costs, increased travel costs, increased insurance costs, and higher utilization of outside services.

        Operating Cash Flow. Our Operating Cash Flow decreased from $60.4 million to $47.6 million. The decrease in Operating Cash Flow from our television broadcasting and sports & entertainment segments and the increase in our corporate overhead expenses were partially offset by the increase in our Operating Cash Flow from our outdoor and radio broadcasting segments. Operating Cash Flow as a percentage of net revenue decreased to 19% in 1998 from 22% in 1997.

        Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $16.6 million in 1998. This represented an increase of $0.5 million, or 3%, from 1997.

        Interest Expense. Our interest expense was $25.1 million in 1998. This represented a decrease of $1.1 million, or 4%, from 1997. This decrease is primarily due to lower average interest rates and interest income from our interest rate swap agreements in 1998.

        Stock Compensation Expense. In 1998, we recognized stock compensation expense of $0.5 million, primarily relating to the amendment of certain stock option agreements. In 1997, we recognized stock compensation expense of $9.3 million, which was primarily due to the conversion of certain incentive stock options into nonqualified stock options.

        Net Gain on Disposition of Assets. In 1998, we recognized a gain of $33.5 million relating to the sale of our airport advertising operations. There was no gain on disposition of assets in 1997.

Litigation Adjustment. In 1997, we reduced an accrual for litigation expense by $5.0 million. There was no such adjustment in 1998.

        Income Tax Expense. Our income tax expense was $15.5 million in 1998, which represented an effective rate of 40%. In 1997, we incurred an income tax benefit of $19.2 million, which primarily resulted from the recognition of our deferred tax asset.

        Extraordinary Item. In 1998, we redeemed our 10.75% Senior Secured Notes with proceeds under the 1998 Credit Agreement. This transaction resulted in a charge of $4.3 million, net of taxes, consisting of prepayment fees and the write-off of deferred financing costs. There were no extraordinary items in 1997.

        Net Income. Our net income was $19.2 million in 1998. This represented a decrease of $13.7 million, or 42%, from 1997. Net income as a percentage of net revenue decreased to 8% in 1998 from 12% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        On January 22, 1999, we replaced the $300.0 million 1998 Credit Agreement with the new $325.0 million 1999 Credit Agreement, consisting of a $150.0 million term loan facility (the "Term Loan") and a $175.0 million revolving credit facility (the "Revolver"), which includes up to $10.0 million in standby letters of credit. This transaction resulted in a charge of approximately $0.6 million, net of taxes, consisting of the write-off of deferred financing costs.

        Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either a base rate of LIBOR plus defined margins which vary based on our total leverage ratio. As of December 31, 1999, the weighted average interest rate of borrowings under the 1999 Credit Agreement was approximately 9.00%.

        As of December 31, 1999, we had borrowed $150.0 million of the Term Loan and $43.0 million of the Revolver. Principal repayments under the Term Loan are due quarterly from March 31, 2000 through December 31, 2005. The Revolver requires scheduled annual commitment reductions, with required principal repayments of outstanding amounts in excess of the commitment levels, quarterly beginning March 31, 2001.

        On February 24, 1999, we issued additional 9% Senior Subordinated Notes due 2009 in the aggregate principal amount of $25.0 million. The total aggregate amount of 9% Senior Subordinated Notes issued and outstanding is $200.0 million. The 9% Senior Subordinated Notes bear interest at 9%, which is payable semi-annually in January and July. Principal is payable in full in January 2009.

        On March 15, 1999, we redeemed the $20.0 million outstanding principal of our 10.48% Senior Subordinated Notes due 2000 with borrowings under the Revolver. This transaction resulted in a charge of approximately $0.8 million, net of taxes, consisting of prepayment fees and the write-off of deferred financing costs.

        On August 6, 1999, we issued 3,000,000 shares of common stock at a price of $15.25 per share pursuant to an underwritten public offering. Our net proceeds were approximately $42.9 million, which were used primarily to repay borrowings outstanding under the Revolver. On September 7, 1999, we received approximately $3.6 million in net proceeds from the issuance of 250,000 shares of common stock upon the exercise of the underwriters' overallotment option, which were also used to repay borrowings under the Revolver. Subject to the terms of the 1999 Credit Agreement, we are entitled to make further borrowings under the Revolver. Borrowings under the Revolver have historically been used for general corporate purposes, including acquisitions and capital expenditures.

        On August 6, 1999, we received proceeds of $2.0 million upon the termination of an interest rate swap agreement with a notional principal amount of $70.0 million.

        During 1999, we purchased the assets of an outdoor advertising company in the Boston-Worcester, Massachusetts market and television stations KVIQ, KMTR, WOKR, and KTVF. These acquisitions were financed with borrowings under our 1998 and 1999 Credit Agreements. In addition, we exchanged television station KKTV for television station KCOY and $9.0 million in cash. These transactions are more fully described in Note 3 to the Consolidated Financial Statements.

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

        Our working capital increased to $21.7 million at December 31, 1999 from $15.7 million at December 31, 1998. This increase was primarily due to increased accounts receivable, increased prepaid expenses, and decreased deferred revenue relating to the commencement of a full basketball season in the fourth quarter of 1999 in contrast to the delayed season in 1998 as a result of the NBA lockout.

        Capital expenditures were $29.1 million in 1999, compared to $32.7 million in 1998. Capital expenditures in 1999 were primarily for broadcasting equipment, computer equipment, and advertising signs. Our management anticipates that 2000 capital expenditures, consisting primarily of broadcast equipment, buildings and leasehold improvements, and other capital additions, will be between $30.0 million to $35.0 million. This includes the expansion of our radio broadcasting and sports & entertainment operating facilities in Seattle and our outdoor advertising operating facilities in Portland. This forward-looking statement is, however, subject to the qualification set forth under "Forward-Looking Statements" above.

        For the periods presented, we financed our working capital needs primarily from cash provided by operating activities and bank borrowings. Over those periods, our long-term liquidity needs, including for acquisitions and to refinance our indebtedness, have been financed through additions to our long-term debt, principally through bank borrowings and the sale of senior and subordinated debt securities and, to a lesser extent, through issuance of common stock. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash used in operating activities was $0.2 million in 1999, which represented a decrease from cash provided by operating activities of $14.8 million in 1998.

SUBSEQUENT EVENTS

        During the first quarter of 2000, we entered into the following transactions:

        Sale of Florida Outdoor Advertising Operations. On January 5, 2000, we sold substantially all of our assets of our outdoor advertising operations serving the Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida markets for approximately $300.0 million in cash, plus the assumption of certain liabilities. We expect to recognize a gain on the transaction of approximately $273.3 million. Concurrent with the transaction, we applied net proceeds from the sale to fully repay outstanding borrowings under the 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. These transactions are more fully described in Notes 3 and 7 to the Consolidated Financial Statements.

        Acquisitions and Local Marketing Agreements. In January and February 2000, we acquired two outdoor advertising companies and two television stations. We also entered into local marketing agreements to provide programming and sales services to two additional television stations. These transactions are more fully described in Note 3 to the Consolidated Financial Statements.

        Dividend Declaration. On February 15, 2000, our Board of Directors declared an annual cash dividend of $.02 per share payable on April 14, 2000 to shareholders of record as of March 23, 2000.

        Award of WNBA Expansion Team. We have been awarded operating rights to a WNBA expansion team, the Seattle Storm, which is scheduled to play its first game on May 31, 2000.

QUARTERLY VARIATIONS

        Our results of operations may vary from quarter to quarter due in part to the timing of acquisitions or dispositions and to seasonal variations in the operations of the television broadcasting, radio broadcasting, and sports & entertainment segments. In particular, our net revenue and Operating Cash Flow historically have been affected positively during the NBA basketball season (the first, second, and fourth quarters) and by increased advertising activity in the second and fourth quarters.

TAXES

        At December 31, 1999, we had a net operating loss carryforward for federal income tax purposes of approximately $17.7 million that expires in the years 2006, 2007, and 2014, and an alternative minimum tax credit carryforward of approximately $2.8 million.

INFLATION

        The effects of inflation on our costs generally have been offset by our ability to correspondingly increase our rate structure.

NEW ACCOUNTING STANDARD

        In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement deferred for one year the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of the Statement is currently being studied, and the effect of the new statement on the financial statements has not been determined.

YEAR 2000

        The Year 2000 or Y2K problem is a result of the inability of computer software programs to recognize the year 2000, as most programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. As we have reported in the past, we have spent considerable effort in preparing for Y2K in the period leading up to January 1, 2000.

        We have not experienced any significant Y2K problems and have not been informed of any material Y2K problems by our customers or vendors. However, although January 1, 2000 is past, it is possible that some problems have gone undetected, or that other dates in the future may further affect computer software and systems, or equipment with embedded chip technology.

        We will continue to monitor the Y2K compliance of our own computer systems and equipment with embedded technology, as well as any Y2K related problems that may be reported to us by third parties with whom we do business.

        As discussed in our Form 10-Q for the fiscal quarter ended September 30, 1999, the estimated costs of remediation associated with the Y2K issue were $750,000. We believe, based on our review of such costs to March 1, 2000, that total remediation costs will not be materially higher than the amount previously estimated. However, as noted above, it is possible that additional costs will be incurred in connection with Y2K problems that may still occur in the future.

               ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

        The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, which consist of interest rate swaps and debt obligations for the years ended December 31, 1999 and 1998. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                            INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                          AVERAGE INTEREST (SWAP) RATE
--------------------------------------------------------------------------------
                             (Dollars in thousands)

                                                                                      There-
1999:                            2000         2001        2002      2003     2004      after       Total     12/31/99
                             -----------    --------    -------   -------   -------   --------    --------   --------
Long-term debt, including
current portion
   Fixed rate                         --          --         --        --        --   $200,000    $200,000   $194,000
   Average interest rate              --          --         --        --        --       9.00%
   Variable rate             $     7,500    $ 19,300    $31,100   $38,600   $48,250   $ 48,250    $193,000   $193,000
   Average Interest Rate              (a)         (a)        (a)       (a)       (a)        (a)

Interest rate swaps
Pay fixed/receive variable            --    $130,000         --        --        --         --    $130,000   $  4,892
Average pay rate                      --        4.60%        --        --        --         --
Average receive rate                  --        6.20%        --        --        --         --

                                                                                      There-
1998:                            1999         2000        2001      2002     2003      after       Total     12/31/98
                             -----------    --------    -------   -------   -------   --------    --------   --------

Long-term debt, including
current portion
   Fixed rate                $    20,000          --         --        --        --   $175,000    $195,000   $195,875
   Average interest rate           10.48%         --         --        --        --       9.00%
   Variable rate                      --    $  7,500    $15,000   $22,500   $ 6,811         --    $ 51,811   $ 51,811
   Average Interest Rate              --          (a)        (a)       (a)       (a)        --

Interest rate swaps
Pay fixed/receive variable   $   200,000          --         --        --        --         --    $200,000   $  2,706
Average pay rate                    4.61%         --         --        --        --         --
Average receive rate                5.20%         --         --        --        --         --

(a) The interest rate is based on a base rate or LIBOR plus defined margins which vary based on our total leverage ratio.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information called for by this item is included in Item 14, pages F-1 through F-27.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        For information concerning our directors and certain executive officers, see the sections entitled "Item 1 - Election of Directors" and "Management Information" in our definitive Proxy Statement dated March 31, 2000, which is incorporated into this section by reference and "Executive Officers of the Registrant" under Part I of this report.


                        ITEM 11 - EXECUTIVE COMPENSATION

        For information concerning executive compensation, see the sections entitled "Item 1 - Election of Directors" and "Management Information" in our definitive Proxy Statement dated March 31, 2000, which information is incorporated into this section by reference.


                     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        As of March 15, 2000, Barry A. Ackerley and Gabelli Funds, Inc. were the only persons, to our knowledge, owning beneficially more than 5% of the outstanding shares of Common Stock and Class B Common Stock. For information concerning these shareholders' holdings as well as the security ownership of management, see the section entitled "Management Information - Share Ownership" in our definitive Proxy Statement dated March 31, 2000, which information is incorporated into this section by reference.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For information concerning certain relationships and related transactions, see the Section entitled "Management Information - Certain Relationships and Related Transactions" in our definitive Proxy Statement dated March 31, 2000, which information is incorporated into this section by reference.

                                     PART IV

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)(1) and (2)  Financial Statements and Schedules.

        The following documents are being filed as part of this Report:

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                    Number
                                                                                    ------
Report of Ernst & Young, LLP, Independent Auditors.....................................F-1

Consolidated balance sheets as of December 31, 1999 and 1998...........................F-2

Consolidated statements of income for the years ended
December 31, 1999, 1998 and 1997.......................................................F-3

Consolidated statements of stockholders' equity (deficiency) for the years ended December 31, 1999, 1998 and 1997.......................................F-4

Consolidated statements of cash flows for the years ended
December 31, 1999, 1998 and 1997.......................................................F-5

Notes to consolidated financial statements.............................................F-7

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3)  Exhibits:

Exhibit
  No.         Exhibit
-------       -------
  3.1         Fourth Restated Certificate of Incorporation.(1)

  3.2         Amended and Restated Bylaws.

  10.1        Credit Agreement dated January 22, 1999, by and among The Ackerley
              Group, Inc., certain lenders named therein, and First Union
              National Bank, Fleet Bank, N.A., Union Bank of California, N.A.,
              KeyBank National Association, and Bank of Montreal, Chicago
              Branch, as agents.(2)

Exhibit
  No.         Exhibit
-------       -------
  10.2        First Amendment to Credit Agreement, dated as of June 11, 1999, among The Ackerley Group, Inc., certain lenders named therein, and
              First Union National Bank, Fleet Bank, N.A., Union Bank of
              California, N.A. and KeyBank National Association, as agents.

  10.3        Second Amendment to Credit Agreement, dated as of September 10,
              1999, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union
              Bank of California, N.A. and KeyBank National Association, as agents.

  10.4 Third Amendment to Credit Agreement, dated as of January 7, 2000, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union Bank of
              California, N.A. and KeyBank National Association, as agents.

  10.5        Fourth Amendment to Credit Agreement, dated as of February 11,
              2000, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union
              Bank of California, N.A. and KeyBank National Association, as agents.

  10.6        Security Agreement dated January 22, 1999 between The Ackerley
              Group, Inc. and First Union National Bank, as administrative agent.(2)

  10.7        Pledge Agreement dated January 22, 1999 between The Ackerley
              Group, Inc. and First Union National Bank, as administrative agent.(2)

  10.8        Indenture dated December 14, 1998 between The Ackerley Group, Inc.
              and The Bank of New York, as Trustee, relating to the 9% Senior
              Subordinated Notes due 2009.(3)

  10.9        First Supplemental Indenture dated as of April 8, 1999 between The
              Ackerley Group, Inc., the guarantors named therein, and The Bank of New York, as Trustee.

  10.10       Employees Stock Option Plan, as amended and restated on May 11,
              1999.(4)

  10.11       Nonemployee-Director's Equity Compensation Plan.(5)

  10.12       Employee Stock Purchase Plan.(6)

  10.13 Premises Use and Occupancy Agreement between The City of Seattle and SSI Sports, Inc. dated March 2, 1994.(7)

  10.14       Purchase and Sale Agreement between Sky Sites, Inc. and Ackerley
              Airport Advertising, Inc., dated as of May 19, 1998.(8)

Exhibit
  No.         Exhibit
-------       -------
  10.15       Purchase and Sale Agreement between Sinclair Communications, Inc.
              and The Ackerley Group, Inc., dated as of September 25, 1998.(9)

  10.16       Asset Purchase Agreement dated as of November 10, 1999 between AK
              Media, Inc. and Eller Media Company.(10)

  10.17       Amendment No. 1 to Asset Purchase Agreement dated as of December
              28, 1999 between AK Media, Inc., AK Florida, Inc. and Eller Media
              Company.(10)

  21          Subsidiaries of The Ackerley Group.

  23          Consent of Independent Auditors.

  27          Financial Data Schedule.

-----------------
(1) Incorporated by reference to Exhibit 3.0 to The Ackerley Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(2) Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to Amendment No. 1 to The Ackerley Group's Registration Statement on Form S-4 (Registration No. 333-71583), filed March 10, 1999.

(3) Incorporated by reference to Exhibit 4.1 to The Ackerley Group's Registration Statement on Form S-4 (Registration No. 333-71583), filed February 2, 1999.

(4) Incorporated by reference to Exhibit 10 to The Ackerley Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5) Incorporated by reference to Exhibit 99.1 to The Ackerley Group's Registration Statement on Form S-8, filed on May 14, 1996.

(6) Incorporated by reference to Exhibit 4.1 to The Ackerley Group's Registration Statement on Form S-8, filed on December 27, 1999.

(7) Incorporated by reference to Exhibit 10.22 to The Ackerley Group's 1994 Annual Report of Form 10-K.

(8) Incorporated by reference to Exhibit 10 to The Ackerley Group's Current Report on Form 8-K, filed on July 15, 1998.

(9) Incorporated by reference to Exhibit 10 to The Ackerley Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(10) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to The Ackerley Group's Current Report on Form 8-K, filed on January 12, 2000.


(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

(c) Exhibits required by Item 601 of Regulation S-K are being filed herewith. See Item 14(a)(3) above.

(d) Financial statements required by Regulation S-X are being filed herewith. See Item 14(a)(1) and (2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Ackerley Group has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.


                                       THE ACKERLEY GROUP, INC.



                                       By: /s/ BARRY A. ACKERLEY
                                          ----------------------------------
                                       Barry A. Ackerley, Chairman and Chief
                                       Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Ackerley Group and in the capacities and on the dates indicated, on the 29th day of March, 2000.


A Majority of the Board of Directors:       Principal Executive Officer:


/s/ BARRY A. ACKERLEY                       By: /s/ BARRY A. ACKERLEY
-------------------------------------       -------------------------------------
Barry A. Ackerley, Chairman                 Barry A. Ackerley, Chairman and
                                            Chief Executive Officer


/s/ GAIL A. ACKERLEY
-------------------------------------
Gail A. Ackerley, Co-Chairman
                                            Principal Financial Officer:


/s/ CHRISTOPHER H. ACKERLEY                 /s/ DENIS M. CURLEY
-------------------------------------       -------------------------------------
Christopher H. Ackerley, Director           Denis M. Curley, Co-President, Chief
                                            Operating Officer and Chief Financial
                                            Officer, Treasurer and Secretary


/s/ EDWARD G. ACKERLEY
-------------------------------------
Edward G. Ackerley, Director
                                            Principal Accounting Officer:


/s/ DEBORAH L. BEVIER                       /s/ KEITH W. RITZMANN
-------------------------------------       -------------------------------------
Deborah L. Bevier, Director                 Keith W. Ritzmann, Senior Vice President
                                            and Chief Technology Officer, Assistant
                                            Secretary and Controller

/s/ CHRIS W. BIRKELAND
-------------------------------------
Chris W. Birkeland, Director

/s/ KIMBERLEY ACKERLEY CLEWORTH
-------------------------------------
Kimberley Ackerley Cleworth, Director


/s/ KEITH GRINSTEIN
-------------------------------------
Keith Grinstein, Director

/s/ MICHAEL T. LENNON
-------------------------------------
Michael T. Lennon, Director

/s/ MICHEL C. THIELEN
-------------------------------------
Michel C. Thielen, Director


*By: _________________________________
 Attorney-in-Fact

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
The Ackerley Group, Inc.



We have audited the accompanying consolidated balance sheets of The Ackerley Group, Inc., as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ackerley Group, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP
                                        ---------------------------------


Seattle, Washington
February 1, 2000 except for Note 3, as to which the date is February 22, 2000

                            THE ACKERLEY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                     ASSETS
                                                                         December 31,
                                                                   -----------------------
                                                                      1999          1998
                                                                   ---------     ---------
                                                                        (In thousands)
Current assets:
    Cash and cash equivalents                                      $   2,808     $   4,630
    Accounts receivable, net of allowance
      (1999-$1,865, 1998-$1,435)                                      61,133        44,680

    Current portion of broadcast rights                                6,752         7,339
    Prepaid expenses                                                  15,777        10,212
    Deferred tax asset                                                13,819         4,497
    Other current assets                                               3,607         3,883
                                                                   ---------     ---------
        Total current assets                                         103,896        75,241

Property and equipment, net                                          142,851       113,108
Goodwill, net                                                        219,478        70,034
Other intangibles, net                                                22,899         7,780
Other assets                                                          39,312        49,963
                                                                   ---------     ---------
        Total assets                                               $ 528,436     $ 316,126
                                                                   =========     =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                               $   6,827     $   8,004
    Accrued interest                                                  10,936           694
    Accrued wages and commissions                                      5,475         1,353
    Other accrued liabilities                                         10,902        10,508
    Deferred revenue                                                  21,067        27,736
    Current portion of broadcasting obligations                        8,242         8,139
    Litigation accrual                                                 7,911            --
    Current portion of long-term debt                                 10,832         3,101
                                                                   ---------     ---------
        Total current liabilities                                     82,192        59,535
Long-term debt, less current portion                                 403,761       266,999
Litigation accrual                                                        --         8,016
Other long-term liabilities                                           15,194         7,417
                                                                   ---------     ---------
        Total liabilities                                            501,147       341,967
Commitments and contingencies
Stockholders' equity (deficiency)
    Common stock, par value $.01 per share--authorized
      50,000,000 shares; issued 1999-25,251,419 and
      1998-21,951,380 shares; and outstanding 1999-23,876,473            252           219
      and 1998-20,576,434

    Class B common stock, par value $.01 per share--authorized
      11,406,510 shares; issued and outstanding 1999-11,088,730
      and 1998-11,051,230 shares                                         111           111

    Capital in excess of par value                                    57,478        10,339
    Accumulated deficit                                              (20,463)      (26,421)
    Less common stock in treasury, at cost (1,374,946 shares)        (10,089)      (10,089)
                                                                   ---------     ---------
      Total stockholders' equity (deficiency)                         27,289       (25,841)
                                                                   ---------     ---------
        Total liabilities and stockholders' equity (deficiency)    $ 528,436     $ 316,126
                                                                   =========     =========

                             See accompanying notes

                                   THE ACKERLEY GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------



                                                                Year Ended December 31,
                                                         -------------------------------------
                                                            1999          1998          1997
                                                         ---------     ---------     ---------
                                                        (In thousands, except per share amounts)
Revenue                                                  $ 315,319     $ 292,907     $ 306,169
Less agency commissions and discounts                       37,131        36,256        34,994
                                                         ---------     ---------     ---------
Net revenue                                                278,188       256,651       271,175

Expenses (other income):
    Operating expenses                                   $ 227,697       209,030       210,752
    Restructuring expenses                                   1,125            --            --
    Amortization expense                                    14,167         4,839         4,146
    Depreciation expense                                    14,181        11,735        11,957
    Interest expense                                        35,632        25,109        26,219
    Stock compensation expense                                 559           452         9,344
    Net gain on dispositions of assets                     (28,999)      (33,524)           --
    Litigation adjustment                                       --            --        (5,000)
                                                         ---------     ---------     ---------
Total expenses and other income                            264,362       217,641       257,418

Income before income taxes and extraordinary item           13,826        39,010        13,757
Income tax expense (benefit)                                 5,863        15,487       (19,172)
                                                         ---------     ---------     ---------
Income before extraordinary item                             7,963        23,523        32,929
Extraordinary item:  loss on debt extinguishment,
    net of taxes 1999-$842 and 1998-$2,491                  (1,373)       (4,346)           --
                                                         ---------     ---------     ---------
Net income                                               $   6,590     $  19,177     $  32,929
                                                         =========     =========     =========

Earnings per common share:
Income per common share, before extraordinary item       $     .24     $     .75     $    1.05
Extraordinary item:  loss on debt extinguishment              (.04)         (.14)           --
                                                         ---------     ---------     ---------
Net income per common share                              $     .20     $     .61     $    1.05
                                                         =========     =========     =========

Earnings per common share - assuming dilution:
Income per common share, before extraordinary item       $     .24     $     .74     $    1.04
Extraordinary item:  loss on debt extinguishment              (.04)         (.14)           --
                                                         ---------     ---------     ---------
Net income per common share - assuming dilution          $     .20     $     .60     $    1.04
                                                         =========     =========     =========

Weighted average number of shares                           32,932        31,627        31,345
Weighted average number of shares - assuming dilution       33,110        31,883        31,652

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIENCY)
                    (In thousands, except share information)


                                                                 Class B                                      Common
                                      Common Stock            Common Stock        Capital in                 Stock in
                                  -------------------    ----------------------    Excess of  Accumulated    Treasury
                                    Shares     Amount      Shares        Amount    Par Value    Deficit     (at cost)     Total
                                  ----------   ------    ----------     -------     -------    --------     ---------    --------
Balance, January 1, 1997          21,186,724    $212     11,353,810     $   114     $ 3,195    $(77,271)    $(10,089)    $(83,839)

Stock compensation, exercise
of stock options and stock
conversions                          668,674       6       (300,300)         (3)      6,621          --           --        6,624

Cash dividend, $0.02 per share            --      --             --                     --        (623)                      (623)

Net income                                --      --             --          --          --      32,929           --       32,929
                                  ----------    ----     ----------     -------     -------    --------     --------     --------

Balance, December 31, 1997        21,855,398     218     11,053,510         111       9,816     (44,965)     (10,089)     (44,909)

Stock compensation, exercise
of stock options and stock
conversions                           95,982       1         (2,280)         --         523          --           --          524

Cash dividend, $0.02 per                  --      --             --                      --        (633)                     (633)
share

Net income                                --      --             --          --          --      19,177           --       19,177
                                  ----------    ----     ----------     -------     -------    --------     --------     --------

Balance, December 31, 1998        21,951,380     219     11,051,230         111      10,339     (26,421)     (10,089)     (25,841)

Stock compensation, exercise
of stock options and stock
conversions                           50,039      --         37,500          --         693          --           --          693

Stock issued at $15.25 per
share, net of stock issuance
costs of $3,084                    3,250,000      33             --          --      46,446          --           --       46,479

Cash dividend, $0.02 per share            --      --             --          --          --        (632)          --         (632)

Net income                                --      --             --                      --       6,590                     6,590
                                  ----------    ----     ----------     -------     -------    --------     --------     --------

Balance, December 31, 1999        25,251,419    $252     11,088,730     $   111     $57,478    $(20,463)    $(10,089)    $ 27,289
                                  ==========    ====     ==========     =======     =======    ========     ========     ========


                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------




                                                                       Year Ended December 31,
                                                               ------------------------------------
                                                                  1999          1998          1997
                                                               ---------     ---------     --------
                                                                           (In thousands)
Cash flows from operating activities:
Reconciliation of net income to net cash provided by
  (used in) operating activities:
    Net income                                                 $   6,590     $  19,177     $ 32,929
    Adjustment to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                             28,348        16,574       16,103
        Net gain on dispositions of assets                       (28,999)      (33,524)        (155)
        Amortization of broadcast rights                          11,094        10,283        8,957
        Deferred tax expense (benefit)                             5,453        15,130      (19,798)
        Stock compensation expense                                   559           452        9,344
        Litigation adjustment                                         --            --       (5,000)
        Loss on debt extinguishment, net of taxes                  1,373          (394)          --
        Amortization of deferred financing costs                   1,648           713        1,790
        Income from barter transactions                           (1,785)       (1,645)      (1,535)
        Gain on termination of interest rate
          swap agreement                                            (371)           --           --
    Change in assets and liabilities:
        Accounts receivable                                      (13,184)        7,760       (9,169)
        Prepaid expenses                                          (5,353)        1,958          976
        Other current assets and other assets                      1,413        (3,545)      (3,418)
        Accounts payable, accrued interest, and
          accrued wages and commissions                           13,154        (7,239)       4,260
        Other accrued liabilities and other
         long-term liabilities                                    (2,560)       (3,282)      (1,803)
        Deferred revenues                                         (6,669)        3,879        3,807
        Current portion of broadcast obligations                 (10,878)      (11,453)      (9,278)
                                                               ---------     ---------     --------
    Net cash provided by (used in) operating activities             (167)       14,844       28,010
Cash flows from investing activities:
    Proceeds from disposition of assets                           13,423        41,237           --
    Proceeds from sale of property and equipment                     510           294          275
    Payments for acquisitions                                   (166,625)      (55,759)      (2,483)
    Capital expenditures                                         (29,114)      (32,719)     (17,593)
    Payments for investments                                      (5,000)           --           --
                                                               ---------     ---------     --------
        Net cash used in investing activities                   (186,806)      (46,947)     (19,801)
Cash flows from financing activities:
    Borrowings under credit agreements                           309,063       461,100       27,000
    Repayments under credit agreements                          (163,704)     (419,588)     (33,283)
    Payments under capital lease obligations                        (903)         (765)        (817)
    Note redemption prepayment fees                               (1,208)           --           --
    Dividends paid                                                  (632)         (633)        (623)
    Payments of deferred financing costs                          (6,083)       (7,109)          --
    Net proceeds from stock issuance                              46,613            72          260
    Proceeds from termination of interest rate
      swap agreement                                               2,005            --           --
                                                               ---------     ---------     --------
        Net cash provided by (used in) financing activities      185,151        33,077       (7,463)
                                                               =========     =========     ========

Net increase (decrease) in cash and cash equivalents              (1,822)          974          746
Cash and cash equivalents at beginning of period                   4,630         3,656        2,910
                                                               ---------     ---------     --------
    Cash and cash equivalents at end of period                 $   2,808     $   4,630     $  3,656
                                                               =========     =========     ========

                            THE ACKERLEY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                           Year Ended December 31,
                                                     ---------------------------------
                                                       1999         1998         1997
                                                     -------      -------      -------
                                                              (In thousands)
Supplemental cash flow information:
    Interest paid, net of capitalized interest       $22,073      $27,697      $23,163
    Income taxes paid                                    670        1,069          836
    Noncash transactions:
        Broadcast rights acquired and broadcast
         obligations assumed                         $ 7,531      $ 8,828      $12,201
        Property and equipment acquired through
         barter                                          969        1,234        1,053
        Exchange of television station assets         24,000           --           --


                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.      Summary of significant accounting policies

        (a) Organization - The Ackerley Group, Inc. and its subsidiaries (the "Company") is a diversified media and entertainment company that engages in four principal business segments: (i) outdoor media, (ii) television broadcasting;
(iii) radio broadcasting; and (iv) sports & entertainment. The Company currently conducts its outdoor media advertising operations principally in the markets of Seattle-Tacoma, Washington; Portland, Oregon; and Boston-Worcester, Massachusetts. The Company currently owns twelve television stations and provides programming and sales services to three television stations located in New York, California, Oregon, Washington, and Alaska. The Company currently owns two AM and two FM radio stations and provides sales and other services to a third FM radio station in the Seattle-Tacoma market. The sports & entertainment segment includes ownership of the Seattle SuperSonics, a franchise of the National Basketball Association, and the Seattle Storm, a WNBA expansion team.

        (b) Principles of consolidation - The accompanying financial statements consolidate the accounts of the Company, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

        (c) Revenue recognition - Outdoor display advertising revenue is recognized ratably on a monthly basis over the period in which advertisement displays are posted on the advertising structures or in the display units. Broadcast revenue is recognized in the period in which the advertisements are aired. Payments from clients received in excess of one month's advertising are recorded as deferred revenue. Ticket payments are recorded as deferred revenue when received and recognized as revenue ratably as home games are played.

        (d) Barter transactions - The Company also accepts nonmonetary compensation, such as goods and services, for its advertising space or time. These barter transactions are recorded at the estimated fair value of the asset or service received. Revenue is recognized when the advertising is provided and assets or expenses are recorded when assets are received or services are used. Goods and services due to the Company in excess of advertising provided are recorded in other current assets. Advertising to be provided in excess of goods and services received are recorded in other accrued liabilities.

        (e) Property and equipment - Property and equipment are carried at cost. The Company depreciates large groups of assets with homogeneous characteristics and useful lives. Under group depreciation, no gain or loss on disposals is recognized unless the asset group is fully depreciated. For assets accounted for under group depreciation, the Company recognizes gains on disposals primarily from proceeds received from condemnations of fully-depreciated advertising structures. The Company recognizes gains and losses on disposals of individual, non-homogeneous assets. Depreciation of property and equipment, including the cost of assets recorded under capital lease agreements, is provided on the straight-line and accelerated methods over the estimated useful lives of the assets or lease terms.

        (f) Intangible assets - Intangible assets are carried at cost and amortized principally on the straight-line method over estimated useful lives. Goodwill represents the cost of acquired businesses in excess of amounts assigned to certain tangible and intangible assets at the dates of acquisition. Long-lived assets (including related goodwill and other intangible assets) are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. If such impairment is identified, the impairment loss will be measured by comparing the estimated future undiscounted cash flows to the asset's carrying value. To date, no such impairment has been identified.

        (g) Broadcast rights and obligations - Television films and syndication rights acquired under license agreements (broadcast rights) and the related obligations incurred are recorded as assets and liabilities for the gross amount of the contract at the time the rights are available for broadcasting. Broadcast rights are amortized on an accelerated basis over the contract period or the estimated number of showings, whichever results in the greater aggregate monthly amortization. Broadcast rights are carried at the lower of unamortized cost or net realizable value. The estimated cost of broadcast rights to be amortized during the next year has been classified as a current asset. Broadcast obligations are stated at contractual amounts and balances due within one year are reported as current obligations.

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

        (i) Earnings per share - Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options and rights to purchase common stock were exercised.

        The dilutive effects of the weighted-average number of shares representing options and rights included in the calculation of diluted earnings per share were 177,587 shares, 256,079 shares, and 306,982 shares in 1999, 1998, and 1997, respectively. There were no differences between net income amounts used to calculate basic and diluted earnings per share for any of the periods presented.

        (j) Cash equivalents - The Company considers investments in highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

        (k) Concentration of credit risk and financial instruments - The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments with major banks. The carrying value of financial instruments, which include cash, receivables, payables, and long-term debt, approximates fair value at December 31, 1999.

        The Company uses interest rate swap agreements to modify the interest rate characteristics of its long-term debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements generally involve the exchange of floating for fixed-rate payment obligations over the life of the agreement without an exchange of underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related net amount payable to or receivable from counterparties is included in accrued interest. The fair values of the swap agreements and changes in their fair value as a result of changes in market interest rates are not recognized in the financial statements. Gains and losses on termination of interest rate swap agreements are deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement.

        (l) Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        (m) Reclassifications - Certain prior years' amounts have been reclassified to conform to the 1999 presentation.

2.      New accounting standard

        In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The statement deferred for one year the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of the statement is currently being studied, and the effect of the new statement on the financial statements has not been determined.

3.      Acquisitions and dispositions

        Partnership Redemption. The Company's wholly-owned subsidiary, KJR Radio, Inc., was a limited partner in New Century Seattle Partners, L.P. (the "Partnership") which owned and operated radio stations in the Seattle-Tacoma area. On February 17, 1998, the Partnership redeemed the limited partnership interests and satisfied certain other obligations of the former limited partners for $18.0 million. Effective April 30, 1998, the Partnership redeemed all the interests of Century Management, Inc., its general partner, for approximately $17.8 million. Upon closing, KJR Radio, Inc. became the Partnership's sole general partner and licensee of the radio stations held by the Partnership and at that same time, AK Media Group, Inc., the Company's principal operating subsidiary, became the Partnership's nominal and sole limited partner. Effective December 31, 1998, the Partnership was dissolved and KJR Radio, Inc. was merged into AK Media Group. Inc.

        Sale of Airport Advertising Operations. On June 30, 1998, the Company sold substantially all of the assets of its airport advertising operations to Sky Sites, Inc., a subsidiary of Havas, S.A., pursuant to an agreement dated May 19, 1998. The sale price consisted of a base cash price of $40.0 million, paid on the closing date of the transaction, and an additional cash payment of approximately $2.8 million, of which $1.2 million was paid in December 1998 and the remainder was paid in January 1999. The pre-tax gain recognized from this transaction was approximately $33.5 million in 1998 and approximately $1.6 million in 1999.

        Acquisition of WIVT(TV). On August 31, 1998, the Company exercised its option to purchase the assets of WIVT(TV), the ABC affiliate licensed to Binghamton, New York, for $9.0 million. The Company recorded net assets with estimated fair values aggregating $1.2 million and goodwill of $7.8 million. The Company previously provided programming and sales services under a local marketing agreement with the previous owner.

        Acquisition of Outdoor Advertising Company in Miami, Florida. On September 4, 1998, the Company purchased substantially all of the assets of an outdoor advertising company in Miami, Florida for approximately $2.4 million.

        Acquisition of KVIQ(TV). On January 5, 1999, the Company purchased substantially all of the assets of KVIQ(TV), the CBS affiliate licensed to Eureka, California, for approximately $5.5 million, pursuant to an agreement dated July 15, 1998. Pending closing of the transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner. The Company recorded net assets with estimated fair values aggregating $0.5 million and goodwill of $5.0 million in connection with the transaction.

        Acquisition of Outdoor Advertising Company in Boston-Worcester, Massachusetts. On February 19, 1999, the Company purchased substantially all of the assets of an outdoor advertising company in the Boston-Worcester, Massachusetts market for approximately $11.0 million. The Company recorded net assets with estimated fair values aggregating $0.6 million and goodwill of $10.4 million in connection with the transaction.

        Acquisition of KMTR(TV). On March 16, 1999, the Company purchased substantially all of the assets of KMTR(TV), the NBC affiliate licensed to Eugene, Oregon, together with two satellite stations licensed to Roseburg and Coos Bay, Oregon, and a low power station licensed to Eugene. The purchase price was approximately $26.0 million. From December 1, 1998 until closing of the transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner. The Company recorded net assets with estimated fair values aggregating $3.0 million and goodwill of $23.0 million in connection with the transaction.

        Acquisition of WOKR(TV). On April 12, 1999, the Company purchased substantially all of the assets of WOKR(TV), the ABC affiliate licensed to Rochester, New York, for approximately $128.2 million. In September 1998, the Company paid $12.5 million of the purchase price into an escrow account, with the balance paid at closing. The Company recorded net assets with estimated fair values aggregating $10.3 million and goodwill of $117.9 million in connection with the transaction.

        The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the year ended December 31, 1999 and 1998, giving pro forma effect to the acquisition of WOKR(TV) as if the acquisition had been made at the beginning of the periods presented. These pro forma consolidated statements do not necessarily reflect the results of operations which would have occurred had such an acquisition taken place on the date indicated.

                                                     For the Year Ended December 31,
                                                     -------------------------------
                                                         1999              1998
                                                      ---------         ---------
                                                       (In thousands, except per
                                                              share amounts)
Net revenue                                           $ 282,086         $ 274,941
Operating expenses                                     (231,374)         (224,052)
Income before extraordinary item                          8,078            25,441
Net income                                                6,705            21,095
Net income per common share                                 .20               .67
Net income per common share, assuming dilution              .20               .66


        Exchange of KKTV(TV) for KCOY(TV). On May 1, 1999, the Company exchanged substantially all of the assets plus certain liabilities of KKTV(TV), the CBS affiliate licensed to Colorado Springs, Colorado, for substantially all of the assets plus certain liabilities of KCOY(TV), the CBS affiliate licensed to Santa Maria, California. In conjunction with the transaction, the Company received a cash payment of approximately $9.0 million. In connection with the transaction, the Company recorded net assets with estimated fair values aggregating $7.2 million, intangible assets of $16.8 million, and a gain of $28.6 million in the second quarter of 1999. Pending closing of the transaction, the Company programmed KCOY(TV) and the previous owner of KCOY(TV) programmed KKTV(TV) under local marketing agreements.

        Sale of Radio Broadcasting Tower. On July 6, 1999, the Company sold a radio broadcasting tower for approximately $2.8 million. In connection with the transaction, the Company recorded a loss from disposition of assets of $1.2 million, which represented the write-down of the property and equipment's carrying cost to fair value, in the second quarter of 1999.

        Acquisition of KTVF(TV). On August 2, 1999, the Company purchased substantially all of the assets of KTVF(TV), the NBC affiliate licensed to Fairbanks, Alaska, for approximately $7.2 million. The Company recorded net assets with estimated fair values aggregating $1.8 million and goodwill of $5.4 million in connection with the transaction.

        Investment in KFNK(FM). On September 13, 1999, the Company entered into a joint sales agreement with the owner of radio station KFNK(FM) in Eatonville, Washington. Under the agreement, the Company pays the owner a monthly fee for the right to sell advertising on the station. In connection with the transaction, the Company paid $4.0 million under a put and call agreement whereby the Company may elect, or be required by the owner, to purchase the station's assets any time after November 2002. The gross purchase price of the station's assets, which is primarily based on the station's ratings at the time of the sale, ranges from $4.5 million to $11.7 million. The gross purchase price would be reduced by the Company's $4.0 million payment under the put and call agreement plus accrued interest.

        Sale of Florida Outdoor Advertising Operations. On January 5, 2000, the Company sold substantially all of the assets of its outdoor advertising operations serving the Miami-Fort

Lauderdale and West Palm Beach-Fort Pierce, Florida markets to Eller Media Company, a subsidiary of Clear Channel Communications, Inc. for approximately $300.0 million in cash, plus the assumption of certain liabilities.

        Sale of KCBA(TV) and Acquisition of KION (TV). On January 12, 2000, the Company sold substantially all of the assets of KCBA(TV), the FOX affiliate licensed to Monterey, California, for approximately $11.0 million and entered into a local marketing agreement with the purchaser to provide programming and sales services. Concurrent with this sale, the Company purchased substantially all the assets of KION(TV), the CBS affiliate licensed to Salinas, California, for approximately $7.7 million, subject to certain reductions. From April 24, 1996 until closing of the transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner.

        Acquisition of WUTR(TV). On January 20, 2000, the Company purchased substantially all of the assets of WUTR(TV), the ABC affiliate licensed to Utica, New York, for approximately $7.9 million. From June 30, 1997 until closing of the transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner.

        Acquisition of Outdoor Advertising Company in Bellingham, Washington. On January 31, 2000, the Company purchased substantially all of the assets of an outdoor advertising company in Bellingham, Washington for approximately $2.9 million.

        Acquisition of Outdoor Advertising Company in Washington and Oregon. On January 13, 2000, the Company entered into agreements to purchase substantially all of the assets of an outdoor advertising company serving portions of Washington and Oregon for approximately $14.5 million plus the assumption of certain liabilities. The Company paid $7.5 million of the purchase price on February 1, 2000 and the remaining balance on March 1, 2000.

        Investment in WETM(TV). On February 1, 2000, the Company entered into a local marketing agreement with Smith Television of New York, Inc. ("STNY") to provide programming and sales services to WETM(TV), the NBC affiliate licensed to Elmira, New York. The Company also purchased a 20% non-voting equity interest in the STNY for approximately $17.0 million. Beginning in August 2003, STNY may require the Company to exchange the interest in STNY, plus $11.0 million in cash, for all the assets of WETM(TV). Under certain circumstances, the Company may have an option to purchase all or a controlling interest in STNY.

        Acquisition of WBGH-LP. On February 1, 2000, the Company purchased substantially all of the assets, other than the FCC license, of WBGH-LP, a low-power NBC affiliate licensed to Binghamton, New York, for approximately $9.0 million. The Company entered into a local marketing agreement with the FCC licensee of WBGH-LP pending FCC approval of the transaction. Upon closing of the transaction, the FCC license will be transferred to the Company for no additional consideration.

        Acquisition of Outdoor Advertising Company in New Jersey and New York City. On February 22, 2000, the Company entered into an agreement to purchase substantially all of the assets of an outdoor advertising company in New Jersey and New York City for approximately $19.8 million.

        4. Accounts receivable and allowance for doubtful accounts

        As of December 31, 1999 and 1998, accounts receivable includes employee receivables of $0.7 million and $2.4 million, respectively.

        The activity in the allowance for doubtful accounts is summarized as follows:

                                                            1999          1998
                                                          -------       -------
                                                              (In thousands)
        Balance at beginning of year                      $ 1,435       $ 1,498
        Additions charged to operating expense              1,611         1,023
        Write-offs of receivables, net of recoveries       (1,181)       (1,086)
                                                          -------       -------
        Balance at end of year                            $ 1,865       $ 1,435
                                                          =======       =======

5.      Property and equipment

        At December 31, 1999 and 1998, property and equipment consisted of the following:

                                                                                   Estimated
                                                       1999            1998        Useful Life
                                                    ---------       ---------      -----------
                                                         (In thousands)
       Land                                         $   9,735       $   7,719
       Advertising structures                          79,171          75,023      6-20 years
       Broadcast equipment                             57,841          57,891      6-20 years
       Building and improvements                       50,310          40,387      3-40 years
       Office furniture and equipment                  32,341          26,909      5-10 years
       Transportation and other equipment              31,870          29,573      5-6 years
       Equipment under capital leases                   8,008           8,008       10 years
       Construction in progress                        11,680           7,766
                                                    ---------       ---------
                                                      280,956         253,276
       Less accumulated depreciation                  138,105         140,168
                                                    ---------       ---------
                                                    $ 142,851       $ 113,108
                                                    =========       =========

6.      Intangibles

        At December 31, 1999 and 1998, intangibles consisted of the following:

                                                                                  Estimated
                                                       1999            1998       Useful Life
                                                    ---------       ---------     -----------
                                                         (In thousands)
       Goodwill                                     $ 245,033       $  84,032     15-40 years
       Favorable leases and contracts                  17,422          17,462       20 years
       Broadcasting agreements                          4,000           4,000       15 years
       Other                                           22,877           6,196      5-30 years
                                                 ------------    ------------
                                                      289,332         111,690
       Less accumulated amortization                   46,955          33,876
                                                 ------------    ------------
                                                    $ 242,377       $  77,814
                                                 ============    ============

        The increase in intangibles in 1999 is primarily due to the recording of goodwill and other intangibles related to the acquisitions of an outdoor advertising company and television stations KVIQ, KMTR, WOKR, KCOY, and KTVF, as discussed in Note 3. Goodwill related to these acquisitions is being amortized over an estimated useful life of fifteen years.

7.      Debt

        On January 28, 1998, the Company replaced the 1996 Credit Agreement with a $265.0 million credit agreement (the "1998 Credit Agreement") and in October 1998 used borrowings to redeem its $120.0 million 10.75% Senior Secured Notes. This resulted in a charge of approximately $4.3 million, net of applicable taxes of $2.5 million, consisting of prepayment fees and the write-off of deferred financing costs.

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

        On January 22, 1999, the Company replaced the 1998 Credit Agreement with a new $325.0 million credit agreement (the "1999 Credit Agreement"), consisting of a $150.0 million term loan facility (the "Term Loan") and a $175.0 million revolving credit facility (the "Revolver"), which includes up to $10.0 million in standby letters of credit. The transaction resulted in a charge of approximately $0.6 million, net of applicable taxes of $0.4 million, consisting of the write-off of deferred financing costs.

        Principal repayments under the Term Loan are due quarterly from March 31, 2000 through December 31, 2005. The Revolver requires scheduled annual commitment reductions, with required principal repayments of outstanding amounts in excess of the commitment levels, quarterly beginning March 31, 2001 through December 31, 2005.

        The Company can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on the Company's total leverage ratio. The commitment fees under the Revolver are payable quarterly at a rate based on the Company's total leverage ratio. At December 31, 1999, the weighted average interest rate of borrowings under the 1999 Credit Agreement was approximately 9.0%.

        On February 24, 1999, the Company issued additional 9% Senior Subordinated Notes in the aggregate amount of $25.0 million. In connection with the transaction, the Company recorded a premium of $1.1 million, which is being amortized over the remaining term of the 9% Senior Subordinated Notes. The total aggregate amount of 9% Senior Subordinated Notes issued and outstanding is $200.0 million. At December 31, 1999, the trading price of the 9% Senior Subordinated Note was 97.00%.

        On March 15, 1999, the Company redeemed its $20.0 million outstanding principal of the 10.48% Senior Subordinated Notes due 2000 with borrowings under the Revolver. This transaction resulted in a charge of approximately $0.8 million, net of applicable taxes of $0.5 million, consisting of prepayment fees and the write-off of deferred financing costs.

        On August 6, 1999, the Company received proceeds of $2.0 million upon the termination of an interest rate swap agreement with a notional principal amount of $70.0 million. In connection with the transaction, the gain on the termination of the interest rate swap agreement has been deferred and is being amortized as an adjustment to interest expense over the remaining term of the interest rate swap agreement's original contract life.

        On January 5, 2000, the Company applied proceeds from the sale of its Florida outdoor advertising operations (as discussed in Note 3) to fully repay outstanding borrowings under the 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. In connection with the transaction, the Company amended the 1999 Credit Agreement to waive, on a one-time basis, the mandatory requirement to apply 100% of net proceeds from asset dispositions to permanently repay borrowings under the Revolver and to provide for a new commitment amount under the Revolver of approximately $147.9 million. Additionally, the Company amended the 1999 Credit Agreement to provide for a delayed-draw term loan facility of approximately $126.8 million (the "2000 Term Loan"). The Company may borrow, through no more than two separate borrowings, the maximum amount available under the 2000 Term Loan.

        At December 31, 1999 and 1998, outstanding balances under letter of credit agreements totaled $1.1 million and $3.8 million, respectively.

        Other debt consists primarily of notes payable related to the acquisition of an aircraft for the Seattle SuperSonics and obligations under deferred compensation agreements.

        At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                            1999          1998
                                                          --------      --------
                                                              (In thousands)
        Credit agreements                                 $193,000      $ 51,811
        Senior subordinated notes                          201,027       195,000
        Capital lease obligation (net of imputed
          interest of $648 in 1999 and $987 in 1998)         4,782         5,686
        Other debt                                          15,784        17,603
                                                          --------      --------
                                                           414,593       270,100
        Less amounts classified as current                  10,832         3,101
                                                          --------      --------
                                                          $403,761      $266,999
                                                          ========      ========

        Approximately $0.8 million of interest was capitalized in 1998. There was no capitalized interest in 1999.

        Future aggregate annual payments of long-term debt for the years ending December 31 are as follows:

                                  Credit
                                 Agreement      Capital Lease        Other
                                 and Notes        Obligation          Debt           Total
                                 ---------      -------------       --------       ---------
                                                       (In thousands)
        2000                     $   7,575         $    963         $  2,294       $  10,832
        2001                        19,380            1,027            2,640          23,047
        2002                        31,188            1,094            2,775          35,057
        2003                        38,695            1,698            3,013          43,406
        2004                        48,353              ---            1,429          49,782
        Later years                248,836              ---            3,633         252,469
                                 ---------         --------         --------       ---------
        Total                    $ 394,027         $  4,782         $ 15,784       $ 414,593
                                 =========         ========         ========       =========

        Substantially all of the outstanding stock and material assets of the Company's subsidiaries are pledged as collateral under the 1999 Credit Agreement. In addition, the 1999 Credit Agreement and the indenture under the 9% Senior Subordinated Notes restrict, among other things, the Company's borrowings, dividend payments, stock repurchases, sales or transfers of assets and contain certain other restrictive covenants which require the Company to maintain certain debt coverage and other financial ratios. On January 7, 2000, the Company obtained a waiver through June 2001 to certain provisions under the 1999 Credit Agreement.

        At December 31, 1999, the Company had outstanding interest rate contacts with financial institutions which involve the exchange of fixed for floating rate of LIBOR on a notional principal amount of $130.0 million. The Company's risk in this transaction is the cost of replacing, at current market rates, the contracts in the event of default by the counterparties. At December 31, 1999, the fair value of the contracts, as quoted by the counterparties, were $4.9 million. Management believes the risk of incurring a loss as a result of non-performance by the counterparties is remote as the contracts are with major financial institutions.

8.      Income taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1999 and 1998 significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       1999         1998
                                                      -------      -------
                                                          (In thousands)
        Deferred tax assets:
           Net operating loss carryforwards           $ 6,329      $ 5,497
           Litigation accrual                           3,006        3,046
           Tax credit carryforwards                     2,750        2,346
           Capital lease obligation                     1,817        2,160
           Deferred compensation agreements               855          828
           Other                                        3,723        3,095
                                                      -------      -------
        Total deferred tax assets                      18,480       16,972

        Deferred tax liabilities:
           Tax over book depreciation                   8,328        7,562
           Basis difference in intangible assets        5,707          348
                                                      -------      -------
        Total deferred tax liabilities                 14,035        7,910
                                                      -------      -------

        Net deferred tax assets                       $ 4,445      $ 9,062
                                                      =======      =======

        Significant components of the income tax expense (benefit) are as follows:

                                            1999         1998           1997
                                          -------      --------       --------
                                                    (In thousands)
        Current:
            Federal                       $   410      $    387       $    263
            State                              --           (30)           363
                                          -------      --------       --------
                                              410           357            626
        Deferred:
            Federal                         5,070        14,094        (18,235)
            State                             383         1,036         (1,563)
                                          -------      --------       --------
                                            5,453        15,130        (19,798)
                                          -------      --------       --------
        Income tax expense (benefit)      $ 5,863      $ 15,487       $(19,172)
                                          =======      ========       ========

        The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense (benefit) is as follows:

                                               1999        1998          1997
                                              ------      -------      --------
                                                       (In thousands)
        Tax at U.S. statutory rate            $4,839      $13,654      $  4,815
        Non-deductible expenses                  659          831           929
        State taxes and other                    365        1,002           363
        Net operating loss carryforwards          --           --        (5,744)
        Change in valuation account               --           --       (19,535)
                                              ------      -------      --------
        Income tax expense (benefit)          $5,863      $15,487      $(19,172)
                                              ======      =======      ========

        In 1997, the Company's valuation allowance decreased by $27.2 million, primarily through utilization of net operating loss carryforwards and the elimination of the remaining balance due to improved recent and anticipated future operating results.

        At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $17.7 million that expire in the years 2006, 2007, and 2014 and alternative minimum tax credit carryforwards of approximately $2.8 million.

9.      Employee benefit plan

        The Company has a voluntary defined contribution 401(k) savings and retirement plan for the benefit of its nonunion employees, who may contribute from 1% to 15% of their compensation up to a limit imposed by the Internal Revenue Code. The Company matches participating employee contributions up to 4% of their compensation and may also make an additional voluntary contribution to the plan. The Company's contributions totaled $1.3 million in 1999, $1.4 million in 1998, and $1.1 million in 1997.

10.     Stockholders' equity

        During the third quarter of 1999, the Company issued 3,250,000 shares of common stock at $15.25 per share pursuant to an underwritten public offering. In conjunction with the transaction, the Company received net proceeds of approximately $46.5 million.

        The Class B common stock has the same rights as common stock, except that the Class B common stock has ten times the voting rights of common stock and is restricted as to its transfer. Each outstanding share of Class B common stock may be converted into one share of common stock at any time at the option of the stockholder.

        The Company had various stock purchase agreements to sell shares of its common stock and Class B common stock to key employees and officers at fair market value. These agreements expired in 1999. The agreements provided for distribution of one share of Class B common stock at no extra cost to the holder for each share of common stock at the time the shares were purchased. In 1998, 15,000 shares of common stock and 15,000 shares of Class B common stock were purchased under these agreements. In 1999, the remaining 37,500 shares of common stock and 37,500 shares of Class B common stock were purchased under these agreements.

        The Company's Nonemployee-Directors' Equity Compensation Plan (the "Directors' Plan") was approved by the Board of Directors in 1995 and the stockholders of the Company in 1996. The Directors Plan's purpose is to allow nonemployee directors to elect to receive directors' fees in the form of common stock instead of cash. There are 100,000 shares of common stock authorized under the Directors' Plan.

        At December 31, 1999, the Company had an aggregate of 12,157,607 shares of common stock reserved for future issuance, consisting of 11,088,730 shares reserved for conversion of Class B common stock, 980,250 shares reserved under the Fourth Amended and Restated Employees Stock Option Plan, and 88,627 shares reserved under the Directors' Plan.

11.     Stock Option Plan

        The Company's Employees Stock Option Plan (the "Plan") was approved by the Board of Directors and the stockholders of the Company in 1983. In 1994, the Plan was amended to extend the term of the Plan and to increase the amount of common stock reserved for issuance to

1,000,000 shares. On May 11, 1999, the Company amended the Plan to increase the amount of common stock reserved for issuance to 1,500,000 shares. As of December 31, 1999, there were 520,250 shares of common stock available for future grants under the Plan.

        Under the Plan, the exercise price of the options equals the market price of the Company's stock on the date of grant and the options' maximum life is 10 years. The options vest at the end of five years of continuous employment.

        In 1999 and 1998, the Company recognized stock compensation expense of $0.5 million and $0.4 million, respectively, primarily due to the amendment of certain stock option agreements.

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

        A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                            1999                  1998                1997
                                   -------------------    -------------------   ------------------
                                              Weighted               Weighted             Weighted
                                              Average                Average              Average
                                              Exercise               Exercise             Exercise
                                   Options      Price     Options     Price     Options     Price
                                   -------    --------    -------    --------   -------   --------
        Options outstanding at
          beginning of year        260,000     $  5.69    320,600     $ 4.75    658,000     $ 2.96
        Granted                    210,000       19.50         --        --      70,000       0.69
        Exercised                  (10,000)       7.63    (60,600)      0.69   (367,400)      0.69
        Canceled                        --          --         --        --     (40,000)      5.53
                                   -------                -------               -------
        Options outstanding at
          end of year              460,000     $ 11.95    260,000     $ 5.69    320,600     $ 4.75

        Exercisable at end of
          year                          --         --      10,000     $ 7.63     60,600     $ 0.69

        Weighted average fair
          value of options
          granted during year      $ 12.05                    --                $ 14.00


        Exercise prices for options outstanding at December 31, 1999 ranged from $3.44 to $19.50. A summary of options outstanding as of December 31, 1999 is as follows:

                                          Weighted-Average
      Range of              Options          Remaining       Weighted-Average
   Exercise Price         Outstanding     Contractual Life    Exercise Price     Exercisable
   --------------         -----------     ----------------   ----------------    -----------
   $0.00 - $ 3.44           120,000             5.1                $3.44             --
   $3.45 - $ 7.63           130,000             6.0                 7.63             --
   $7.64 - $19.50           210,000             9.5                19.50             --
                            -------
   $0.00 - $19.50           460,000             7.3 years         $11.95

        As required by Financial Accounting Standards Board Statement No. 123, the pro forma information regarding net income and earnings per share has been calculated as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1997, respectively (there were no grants in 1998): Dividend yield of 0%; expected volatility of 52% and 55%; risk-free interest rate of 5.7% and 6.0%; and a weighted-average expected life of the options of 7.5 years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma net income and earnings per common share follows:

                                             1999          1998        1997
                                           -------       --------    --------
                                        (In thousands, except per share amounts)
        Pro forma net income               $ 6,103       $ 18,971    $ 32,742
        Pro forma net income per common
           share                           $  0.19       $   0.60    $   1.04
        Pro forma net income per common
           share - assuming dilution       $  0.18       $   0.60    $   1.03

        The pro forma amounts above may not be representative of the pro forma effect on reported net income in future years because options vest over several years and additional options may be granted each year.

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

        The Company has employment contracts with certain employees, including basketball coaches and players of the Seattle SuperSonics, extending beyond December 31, 1999. Most of these contracts require that payments continue to be made if the individual should be unable to perform because of death or disability. Future minimum obligations under these contracts for the years ending December 31 are as follows:

                                              (In thousands)
       2000                                     $   38,388
       2001                                         37,122
       2002                                         26,320
       2003                                         24,941
       2004                                         16,899
       Later years                                  24,581
                                                ----------
                                                $  168,251
                                                ==========

        The Seattle SuperSonics maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on the determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

        The Company is required to make future minimum payments for equipment and facilities under non-cancelable operating lease agreements and broadcast agreements which expire in more than one year for the years ending December 31 as follows:

                                Equipment/Facilities     Broadcast Obligations
                                --------------------     ---------------------
                                               (In thousands)
          2000                        $  7,568                 $  8,973
          2001                           7,177                    4,852
          2002                           6,264                    2,076
          2003                           5,806                      151
          2004                           5,547                      ---
          Later years                   24,642                      ---
                                      --------                 --------
                                      $ 57,004                 $ 16,052
                                      ========                 ========

        Rent expense for operating leases aggregated $5.8 million in 1999, $5.2 million in 1998, and $5.2 million in 1997. Broadcasting film and programming expense aggregated $11.2 million in 1999, $10.4 million in 1998, and $8.4 million in 1997.

        The Company incurred transportation costs under an operating lease agreement of $1.3 million in 1998 and $2.0 million in 1997, to a company controlled by the Company's major stockholder. There were no such amounts in 1999. Principal amounts outstanding on loans to the Company's major stockholder was approximately $2.0 million at December 31, 1998. There were no outstanding amounts on loans to the Company's major stockholder at December 31, 1999.

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

        On March 9, 1999, the Court of Appeals issued an order referring the case to an 11-judge panel for a new hearing, which was held on April 23, 1999. On June 10, 1999, the Court of Appeals reinstated the District Court verdict in favor of the plaintiffs. The Company petitioned for review of this decision by the U.S. Supreme Court, which was denied without comment by the Court on January 18, 2000. Accordingly, the Company paid awarded damages, accrued interest thereon, and plaintiff attorney's fees, of approximately $7.5 million in the first quarter of 2000.

14.     Television Broadcasting Group Restructuring

        On April 6, 1999, the Company announced the launch of Digital CentralCasting(TM), a digital broadcasting system which allows the Company to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of the television stations within a regional group at one station. To implement this strategy, the Company has organized eleven of the television stations it owns and/or programs into the following three regional station groups: New York (WIXT, WOKR, WIVT, WBGH-LP, WUTR, and
WETM), Central California (KCOY, KION, and KGET), and North Coast (KCBA, KMTR, KVIQ, and KFTY).

        The Company expects to complete the implementation of Digital CentralCasting(TM) for all of its television station groups by the second quarter of 2000. The Company recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the implementation of Digital CentralCasting(TM). This restructuring charge consisted primarily of costs associated with employee staff reductions. As of December 31, 1999, termination benefits of approximately $0.3 million, representing approximately 30 employees, had been paid and charged to the restructuring accrual. Approximately 100 total employees are currently estimated to be terminated in connection with the restructuring.

15.     Industry segment information

        The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow. The Company defines Operating Cash Flow as net revenue less operating expenses before amortization, depreciation, interest, litigation, and stock compensation expenses and net gain on dispositions of assets. Segment Operating Cash Flow is defined as Operating Cash Flow before corporate overhead.

        Selected financial information for these segments for the years ended December 31, 1999, 1998 and 1997 is presented as follows:

                                         Outdoor    Television     Radio       Sports &
                                          Media    Broadcasting Broadcasting Entertainment Consolidated
                                        ---------  ------------ ------------ ------------- ------------
                                                               (In thousands)
        1999:
        -----
        Net revenue                     $  98,751    $  81,669    $  27,163    $  70,605    $ 278,188
        Segment operating expenses        (56,877)     (69,608)     (15,563)     (70,427)    (212,475)
                                        ---------    ---------    ---------    ---------    ---------
        Segment Operating Cash Flow     $  41,874    $  12,061    $  11,600    $     178       65,713
                                        =========    =========    =========    =========
        Corporate overhead                                                                    (16,347)
                                                                                            ---------
       Operating Cash Flow                                                                    49,366
        Other (expenses) income:
          Depreciation and
            amortization                                                                      (28,348)
          Interest expense                                                                    (35,632)
          Stock compensation expense                                                             (559)
          Net gain on dispositions
           of assets                                                                           28,999
                                                                                            ---------
        Income before income taxes
          and extraordinary item                                                            $  13,826
                                                                                            =========
        Segment assets                  $  92,911    $ 273,072    $  59,873    $  45,470    $ 471,326
                                        =========    =========    =========    =========
        Corporate assets                                                                       57,110
                                                                                            ---------
        Total assets                                                                        $ 528,436
                                                                                            =========
        Capital expenditures            $   7,346    $   7,765    $   3,780    $   5,289    $  24,180
                                        =========    =========    =========    =========
        Corporate capital
          expenditures                                                                          4,934
                                                                                            ---------

        Total capital expenditures                                                          $  29,114
                                                                                            =========

                                         Outdoor    Television     Radio       Sports &
                                          Media    Broadcasting Broadcasting Entertainment Consolidated
                                        ---------  ------------ ------------ ------------- ------------
        1998:
        Net revenue                       $ 108,560    $  68,467    $  24,474    $  55,150    $ 256,651
        Segment operating expenses          (65,605)     (55,996)     (14,819)     (58,119)    (194,539)
                                          ---------    ---------    ---------    ---------    ---------
        Segment Operating Cash Flow       $  42,955    $  12,471    $   9,655    $  (2,969)      62,112
                                          =========    =========    =========    =========
        Corporate overhead                                                                      (14,491)
                                                                                              ---------
        Operating Cash Flow                                                                      47,621
        Other (expenses) income:
          Depreciation and
            amortization                                                                        (16,574)
          Interest expense                                                                      (25,109)
          Stock compensation
            expense                                                                                (452)
          Net gain on dispositions
           of assets                                                                             33,524
                                                                                              ---------
        Income before income taxes
          and extraordinary item                                                              $  39,010
                                                                                              =========

                                         Outdoor    Television     Radio       Sports &
                                          Media    Broadcasting Broadcasting Entertainment Consolidated
                                        ---------  ------------ ------------ ------------- ------------
        Segment assets                    $  75,113    $  87,308    $  59,650    $  31,546    $ 253,617
                                          =========    =========    =========    =========
        Corporate assets                                                                         62,509
                                                                                              ---------
        Total assets                                                                          $ 316,126
                                                                                              =========

        Capital expenditures              $   6,986    $   4,415    $   1,389    $     238    $  13,028
                                          =========    =========    =========    =========
        Corporate capital expenditures                                                           19,691
                                                                                              ---------
        Total capital expenditures                                                            $  32,719
                                                                                              =========

                                         Outdoor    Television     Radio       Sports &
                                          Media    Broadcasting Broadcasting Entertainment Consolidated
                                        ---------  ------------ ------------ ------------- ------------
        1997:
        -----
        Net revenue                       $ 113,162    $  63,611    $  20,970    $  73,432    $ 271,175
        Segment operating expenses          (72,159)     (46,935)     (12,983)     (68,662)    (200,739)
                                          ---------    ---------    ---------    ---------    ---------
        Segment Operating Cash Flow       $  41,003    $  16,676    $   7,987    $   4,770       70,436
                                          =========    =========    =========    =========
        Corporate overhead                                                                      (10,013)
                                                                                              ---------
        Operating Cash Flow                                                                      60,423
        Other (expenses) income:
          Depreciation and
            amortization                                                                        (16,103)
          Interest expense                                                                      (26,219)
          Stock compensation expense                                                             (9,344)
          Litigation adjustment                                                                   5,000
                                                                                              ---------
        Income before income taxes                                                            $  13,757
                                                                                              =========

        Segment assets                    $  79,208    $  75,955    $  29,568    $  45,261    $ 229,992
                                          =========    =========    =========    =========
        Corporate assets                                                                         36,393
                                                                                              ---------
        Total assets                                                                          $ 266,385
                                                                                              =========

        Capital expenditures              $   6,523    $   7,211    $     873    $   1,706    $  16,313
                                          =========    =========    =========    =========
        Corporate capital expenditures                                                            1,280
                                                                                              ---------
        Total capital expenditures                                                            $  17,593
                                                                                              =========


16.     Summary of quarterly financial data (unaudited)

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

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:


                                                      First          Second         Third       Fourth
                                                     Quarter         Quarter       Quarter      Quarter
                                                     --------        -------       --------     --------
                                                          (In thousands, except per share amounts)
        1999
        ----
        Net revenue                                 $ 67,696        $71,400       $ 56,069     $ 83,023
        Operating Cash Flow                            7,532         13,540         11,466       16,828
        Income before extraordinary item              (2,548)        15,572(1)      (3,742)      (1,319)
        Extraordinary loss                            (1,373)(2)         --             --           --
        Net income                                    (3,921)        15,572         (3,742)      (1,319)
        Net income per share                            (.12)           .49           (.11)        (.04)
        Net income per share - assuming dilution        (.12)           .49           (.11)        (.04)

                                                      First          Second         Third       Fourth
                                                     Quarter         Quarter       Quarter      Quarter
                                                     --------        -------       --------     --------
        1998
        ----
        Net revenue                                 $ 81,046        $75,837       $ 48,087     $ 51,681
        Operating Cash Flow                           11,658         13,940         10,903       11,120
        Income before extraordinary item                 809         22,398(1)         229           87
        Extraordinary loss                                --             --             --       (4,346)(2)
        Net income                                       809         22,398            229       (4,259)
        Net income per share                             .03            .71            .01         (.14)
        Net income per share - assuming dilution         .03            .70            .01         (.14)


(1)  Includes net gain on dispositions of assets, as discussed in Note 3.

(2)  Represents loss on debt extinguishment, as discussed in Note 7.