Form 10-Q
period 2000-03-31
ACKERLEY GROUP INC
filed 2000-05-15
CIK 319120

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

                      For the quarter ended March 31, 2000

                                       OR

[]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes[X] No[ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title of Class                    Outstanding at May 1, 2000
               --------------                    --------------------------
        Common Stock, $.01 par value                 23,886,178 shares
     Class B Common Stock, $.01 par value            11,088,700 shares

================================================================================

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
           MARCH 31, 2000 AND DECEMBER 31, 1999........................................      1

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999...........................      2

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999...........................      3

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................      4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................      9


PART II -  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................................     14

           SIGNATURES..................................................................     15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                            THE ACKERLEY GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ---------------

                                                                        (Unaudited)
                                                                          March 31,       December 31,
                                                                            2000              1999
                                                                         ----------       ------------
                                                                               (In thousands)
                                             ASSETS

Current assets:
    Cash and cash equivalents                                            $  55,475         $   2,808
    Accounts receivable, net of allowance                                   60,229            61,133
    Current portion of broadcast rights                                      5,555             6,752
    Prepaid expenses                                                         8,633            15,777
    Deferred tax asset                                                       4,740            13,819
    Other current assets                                                     2,405             3,607
                                                                         ---------         ---------
        Total current assets                                               137,037           103,896

Property and equipment, net                                                142,663           142,851
Goodwill, net                                                              271,344           219,478
Other intangibles, net                                                      19,592            22,899
Other assets                                                                43,528            39,312
                                                                         ---------         ---------
        Total assets                                                     $ 614,164         $ 528,436
                                                                         =========         =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $   6,806         $   6,827
    Accrued interest                                                         3,993            10,936
    Accrued wages and commissions                                            6,195             5,475
    Other accrued liabilities                                               12,997            10,902
    Income taxes payable                                                   101,709               ---
    Deferred revenue                                                         8,649            21,067
    Current portion of broadcasting obligations                              6,392             8,242
    Litigation accrual                                                         ---             7,911
    Current portion of long-term debt                                        4,385            10,832
                                                                         ---------         ---------
        Total current liabilities                                          151,126            82,192

Long-term debt, less current portion                                       256,370           403,761
Other long-term liabilities                                                 14,841            15,194
                                                                         ---------         ---------
        Total liabilities                                                  422,337           501,147

Stockholders' equity:
    Common stock, par value $.01 per share--authorized 50,000,000 shares; issued March 31, 2000 - 25,258,814 and
      December 31, 1999 - 25,251,419 shares; and outstanding
      March 31, 2000 - 23,883,868 and December 31, 1999 -                      252               252
      23,876,473 shares

    Class B common stock, par value $.01 per share--authorized
      11,406,510 shares; issued and outstanding March 31, 2000
      - 11,088,700 and December 31, 1999 - 11,088,730 shares                   111               111

    Capital in excess of par value                                          57,464            57,478
    Accumulated earnings (deficit)                                         144,089           (20,463)
    Less common stock in treasury, at cost                                 (10,089)          (10,089)
                                                                         ---------         ---------
      Total stockholders' equity                                           191,827            27,289
                                                                         ---------         ---------
        Total liabilities and stockholders' equity                       $ 614,164         $ 528,436
                                                                         =========         =========

            See Notes to Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                 ---------------

                                                          For the Three Month
                                                         Periods Ended March 31,
                                                          2000             1999
                                                       ---------         ---------
                                                          (In thousands, except
                                                            per share amounts)
Revenue                                                $  91,320         $  75,117
Less agency commissions and discounts                     (9,018)           (7,421)
                                                       ---------         ---------
Net revenue                                               82,302            67,696

Expenses (other income):
    Operating expenses                                    73,716            60,164
    Depreciation and amortization expense                  8,112             4,723
    Interest expense                                       5,617             7,311
    Stock compensation expense                                10               244
    Net gain on dispositions of assets                  (281,357)           (1,626)
                                                       ---------         ---------
Total expenses and other income                         (193,902)           70,816
                                                       ---------         ---------

Income (loss) before income taxes                        276,204            (3,120)
Income tax expense (benefit)                             110,953              (572)
                                                       ---------         ---------
Income (loss) before extraordinary item                  165,251            (2,548)
Extraordinary item: loss on debt extinguishment              ---            (1,373)
                                                       ---------         ---------
Net income (loss)                                      $ 165,251         $  (3,921)
                                                       =========         =========

Income (loss) per common share - basic, before
  extraordinary item                                   $    4.73         $   (0.08)
Extraordinary item: loss on debt extinguishment              ---             (0.04)
                                                       ---------         ---------
Net income (loss) per common share - basic             $    4.73         $   (0.12)
                                                       =========         =========

Income (loss) per common share - diluted,
  before extraordinary item                            $    4.72         $   (0.08)
Extraordinary item: loss on debt extinguishment              ---             (0.04)
                                                       ---------         ---------
Net income (loss) per common share - diluted           $    4.72         $   (0.12)
                                                       =========         =========

Dividends per common share                             $    0.02         $    0.02
                                                       =========         =========

Dividends per common share, diluted                    $    0.02         $    0.02
                                                       =========         =========

Weighted average number of common shares                  34,970            31,627

Weighted average number of common shares - diluted        35,023            31,882


            See Notes to Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 ---------------

                                                                             For the Three Month
                                                                            Periods Ended March 31,
                                                                            2000              1999
                                                                         ---------         ----------
                                                                               (In thousands)
Cash flows from operating activities:
Reconciliation of net income (loss) to net
cash used in operating activities:
    Net income (loss)                                                    $ 165,251         $  (3,921)
        Stock compensation expense                                              10               244
        Deferred tax expense (benefit)                                     110,953            (1,092)
        Debt extinguishment, net of taxes                                      ---             1,373
        Depreciation and amortization                                        8,112             4,723
        Amortization of deferred financing costs                               422               429
        Net gain on dispositions of assets                                (281,357)           (1,626)
        Amortization of broadcast rights                                     2,596             2,727
        Income from barter transactions                                       (283)             (576)
        Gain on termination of interest rate swap agreement                   (223)              ---
    Change in assets and liabilities:
        Accounts receivable                                                    982            (2,152)
        Prepaid expenses                                                     2,406            (2,742)
        Other current assets and other assets                                  442             1,211
        Accounts payable, accrued interest, and accrued wages
         and commissions                                                    (6,302)            2,816
        Other accrued liabilities and other long-term liabilities           (7,882)            4,435
        Deferred revenues                                                  (12,418)          (15,690)
        Current portion of broadcast obligations                            (3,317)           (3,289)
                                                                         ---------         ---------
    Net cash used in operating activities                                  (20,608)          (13,130)

Cash flows from investing activities
    Proceeds from disposition of assets                                    307,692             1,626
    Proceeds from sale of property and equipment                               ---               175
    Capital expenditures                                                    (7,521)           (5,919)
    Payments for acquisitions                                              (56,199)          (42,564)
    Payments for investments                                               (17,000)              ---
                                                                         ---------         ---------
    Net cash provided by (used in) investing activities                    226,972           (46,682)

Cash flows from financing activities:
    Borrowings under credit agreements                                      43,000           169,063
    Payments under credit agreements                                      (196,496)         (104,274)
    Payments under capital lease obligations                                  (235)             (220)
    Note redemption prepayment fees                                            ---            (1,208)
    Payments of deferred financing costs                                       ---            (5,632)
    Proceeds from stock issuance                                                34               ---
                                                                         ---------         ---------
    Net cash provided by (used in) financing activities                   (153,697)           57,729

Net increase (decrease) in cash and cash equivalents                        52,667            (2,083)
Cash and cash equivalents at beginning of period                             2,808             4,630
                                                                         ---------         ---------
Cash and cash equivalents at end of period                               $  55,475         $   2,547
                                                                         =========         =========

    Supplemental disclosure of noncash transactions:
        Broadcast rights acquired and broadcast obligations              $   1,024         $   1,567
assumed
        Property and equipment acquired through barter                         103               606

            See Notes to Condensed Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

        Certain prior year's amounts have been reclassified to conform to the 2000 presentation.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

        Sale of Florida Outdoor Advertising Operations. On January 5, 2000, the Company sold substantially all of the assets of its outdoor advertising operations serving the Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida markets to Eller Media Company, a subsidiary of Clear Channel Communications, Inc. for approximately $300.0 million in cash, subject to certain post-closing adjustments, plus the assumption of certain liabilities. The Company recorded a gain on the transaction of approximately $272.4 million in the first quarter of 2000.

        Sale of KCBA(TV) and Acquisition of KION(TV). On January 12, 2000, the Company sold substantially all of the assets of KCBA(TV), the FOX affiliate licensed to Monterey, California, for approximately $11.0 million and entered into a local marketing agreement with the purchaser to provide programming and sales services. The Company recorded a gain on the sale of KCBA(TV) of approximately $8.9 million in the first quarter of 2000. Concurrent with this sale, the Company exercised its option to purchase substantially all the assets of KION(TV), the CBS affiliate licensed to Salinas, California. The Company paid approximately $6.3 million in 1996 and 1997 for the option to purchase KION(TV), and the purchase price for the station assets was approximately $7.7 million. The Company recorded net assets with estimated fair values aggregating $1.9 million and goodwill of $12.1 million in connection with the transaction. From April 24, 1996 until closing of the transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner.

        Acquisition of WUTR(TV). On January 20, 2000, the Company purchased substantially all of the assets of WUTR(TV), the ABC affiliate licensed to Utica, New York, for approximately $7.9 million. From June 30, 1997 until closing of the transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner. The Company recorded net assets with estimated fair values aggregating $1.7 million and goodwill of $6.2 million in connection with the transaction.

        Acquisition of Outdoor Advertising Company in Bellingham, Washington. On January 31, 2000, the Company purchased substantially all of the assets of an outdoor advertising company in Bellingham, Washington for approximately $2.9 million. The Company recorded net assets with estimated fair values aggregating $1.1 million and goodwill of $1.8 million in connection with the transaction.

        Acquisition of Outdoor Advertising Company in Washington and Oregon. On January 13, 2000, the Company entered into agreements to purchase substantially all of the assets of an outdoor advertising company serving portions of Washington and Oregon for approximately $14.6 million plus the assumption of certain liabilities. The Company paid $7.5 million of the purchase price on February 1, 2000 and the remaining balance on March 1, 2000. The Company recorded net assets with estimated fair values aggregating $2.9 million and goodwill of $11.7 million in connection with the transaction.

        Investment in WETM(TV). On February 1, 2000, the Company entered into a local marketing agreement with Smith Television of New York, Inc. ("STNY") to provide programming and sales services to WETM(TV), the NBC affiliate licensed to Elmira, New York. The Company also purchased a 20% non-voting equity interest in STNY for approximately $17.0 million. Beginning in August 2003, STNY may require the Company to exchange the interest in STNY, plus $11.0 million in cash, for all the assets of WETM(TV). Under certain circumstances, the Company may have an option to purchase all or a controlling interest in STNY.

        Acquisition of WBGH-LP. On February 1, 2000, the Company purchased substantially all of the assets, other than the FCC license, of WBGH-LP, a low-power NBC affiliate licensed to Binghamton, New York, for approximately $9.0 million. The Company recorded net assets with estimated fair values aggregating $0.1 million and goodwill of $8.9 million in connection with the transaction. The Company entered into a local marketing agreement with the FCC licensee of WBGH-LP to provide programming and sales services pending FCC approval of the transaction. On April 28, 2000, the FCC license was transferred to the Company for no additional consideration.

        Acquisition of Outdoor Advertising Company in New Jersey and New York City. On March 31, 2000, the Company acquired substantially all of the assets of an outdoor advertising company in New Jersey and New York City for approximately $19.8 million. The Company recorded net assets with estimated fair values aggregating $4.9 million and goodwill of $14.9 million in connection with the transaction.

        Acquisition of WWTI(TV). On March 31, 2000, the Company entered into an agreement to purchase substantially all of the assets of WWTI(TV), the ABC affiliate licensed to Watertown, New York, for approximately $6.0 million. The Company has entered into a local marketing agreement with the owner of the station to provide programming and sales services pending FCC approval and closing of the transaction.

        Acquisition of KJEO(TV). On May 8, 2000, the Company entered into an agreement to purchase substantially all of the assets of KJEO(TV), the CBS affiliate licensed to Fresno, California, for approximately $60.0 million. In connection with the transaction, the Company paid $6.0 million of the purchase price into an escrow account, with the balance to be paid at closing.

        Acquisition of KKFX-LP. On May 9, 2000, the Company purchased substantially all of the assets of a low-power television station, KKFX-LP, the FOX affiliate licensed to the Santa Barbara-Santa Maria-San Luis Obispo, California market. The purchase price is approximately $15.4 million. From April 1, 2000 until closing of the transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner.

NOTE 3.DEBT

        On January 5, 2000, the Company applied some of the proceeds from the sale of its Florida outdoor advertising operations (as discussed in Note 2) to fully repay outstanding borrowings under the 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. In connection with the transaction, the Company amended the 1999 Credit Agreement to waive, on a one-time basis, the mandatory requirement to apply 100% of net proceeds from asset dispositions to permanently repay borrowings under the Revolver and to provide for a new commitment amount under the Revolver of approximately $147.9 million. Additionally, the Company amended the 1999 Credit Agreement to provide for a delayed-draw term loan facility of approximately $126.8 million (the "2000 Term Loan"). The Company may borrow, through no more than two separate borrowings, the maximum amount available under the 2000 Term Loan.

NOTE 4. SHAREHOLDERS' EQUITY

        On November 10, 1999, the Company's Board of Directors adopted, subject to shareholder approval, an Employee Stock Purchase Plan (the "Plan"), and reserved 1,500,000 shares of Common Stock for issuance under the Plan. On May 1, 2000, the Company's shareholders approved the Plan, and the Plan commenced effective January 1, 2000.

        On February 1, 2000, the Company granted 212,000 options to purchase Common Stock to certain employees. The exercise price of these options represented the market price of the Company's stock on the date of grant.

NOTE 5. TELEVISION BROADCAST GROUP RESTRUCTURING

        On April 6, 1999, the Company announced the launch of Digital CentralCasting, a digital broadcasting system which allows the Company to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of the television stations within a regional group at one station. To implement this strategy, the Company has organized fifteen of the television stations it owns and/or programs into the following three regional station groups: New York (WIXT, WOKR, WIVT, WBGH-LP, WUTR, WETM, and WWTI), Central California (KCOY, KKFX-LP, KION, and KGET), and North Coast (KCBA, KMTR, KVIQ, and KFTY).

        The Company expects to complete the implementation of Digital CentralCasting for all of its television station groups by the second quarter of 2000. The Company recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions. As of March 31, 2000, termination benefits of approximately $0.4 million, representing 44 employees, had been paid and charged to the restructuring accrual. Approximately 50 total employees are currently estimated to be terminated in connection with the restructuring.

NOTE 6. LITIGATION ACCRUAL

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

        On October 1, 1998, the U.S. Court of Appeals for the Ninth Circuit ruled in the Company's favor, holding that the plaintiffs did not have a valid claim under the Federal Fair Labor Standards Act and striking the award of damages, including all punitive damages. The Court of Appeals remanded the case for further consideration of whether the plaintiffs had a valid claim under the Washington State Fair Labor Standards Act.

        On March 9, 1999, the Court of Appeals issued an order referring the case to an 11-judge panel for a new hearing, which was held on April 23, 1999. On June 10, 1999, the Court of Appeals reinstated the District Court verdict in favor of the plaintiffs. The Company petitioned for review of this decision by the U.S. Supreme Court, which was denied without comment by the Court on January 18, 2000. Accordingly, the Company paid awarded damages, accrued interest thereon, and plaintiff attorney's fees of approximately $7.5 million in the first quarter of 2000.

NOTE 7. INDUSTRY SEGMENT INFORMATION

        The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow. The Company defines Operating Cash Flow as net revenue less operating expenses before amortization, depreciation, interest, litigation, stock compensation expenses and net gain on dispositions of assets. Segment Operating Cash Flow is defined as Operating Cash Flow before corporate overhead.

        Selected financial information for these segments for the three month periods ended March 31, 2000 and 1999 is presented as follows:

                                    OUTDOOR     TELEVISION      RADIO          SPORTS &
                                     MEDIA     BROADCASTING  BROADCASTING   ENTERTAINMENT   CONSOLIDATED
                                   --------    ------------  ------------   -------------   ------------
                                                            (In thousands)
THREE MONTH PERIOD ENDED
MARCH 31, 2000:

Net revenue                        $ 17,717      $ 22,525      $  6,527       $ 35,533        $ 82,302
Segment operating expenses          (11,788)      (18,902)       (4,260)       (33,347)        (68,297)
                                   --------      --------      --------       --------        --------
Segment Operating Cash Flow        $  5,929      $  3,623      $  2,267       $  2,186        $ 14,005
                                   ========      ========      ========       ========
Corporate overhead                                                                              (5,419)
                                                                                               --------
Operating Cash Flow                                                                              8,586

Other (expenses) income:
    Depreciation and
       amortization expense                                                                     (8,112)
    Interest expense                                                                            (5,617)
    Stock compensation expense                                                                     (10)
    Net gain on dispositions
       of assets                                                                               281,357
                                                                                              --------
Income before income taxes                                                                    $276,204
                                                                                              ========
Segment assets                       $104,021      $287,123      $ 58,686     $  48,106       $497,936
                                     ========      ========      ========     =========
Corporate assets                                                                               116,228
                                                                                              --------

Total assets                                                                                  $614,164
                                                                                              ========

                                    OUTDOOR     TELEVISION      RADIO          SPORTS &
                                     MEDIA     BROADCASTING  BROADCASTING   ENTERTAINMENT   CONSOLIDATED
                                   --------    ------------  ------------   -------------   ------------
                                                            (In thousands)

THREE MONTH PERIOD ENDED
MARCH 31, 1999:
Net revenue                        $ 19,990      $ 16,251      $  5,221       $ 26,234        $ 67,696
Segment operating expenses          (12,957)      (16,291)       (3,452)       (23,652)        (56,352)
                                   --------      --------      --------       --------        --------
Segment Operating Cash Flow        $  7,033      $    (40)     $  1,769       $  2,582          11,344
                                   ========      =========     ========       ========
Corporate overhead                                                                              (3,812)
                                                                                               --------
Operating Cash Flow                                                                              7,532

Other (expenses) income:
    Depreciation and
       amortization expense                                                                     (4,723)
    Interest expense                                                                            (7,311)
    Stock compensation expense                                                                    (244)
    Net gain on dispositions
       of assets                                                                                 1,626
                                                                                              --------
Income before income taxes and
    extraordinary item                                                                        $ (3,120)
                                                                                              =========

Segment assets                       $ 88,114      $115,644      $ 57,964     $  39,343       $301,065
                                     ========      ========      ========     =========
Corporate assets                                                                                65,733
                                                                                              --------
Total assets                                                                                  $366,798
                                                                                              ========


        The increase in assets from the outdoor media and television broadcasting segments as of March 31, 2000 compared to December 31, 1999 is primarily due to the acquisitions of three outdoor advertising companies and television stations KION, WUTR, and WBGH-LP, as discussed in Note 2.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We reported net income of $165.3 million for the first three months of 2000, compared to a net loss of $3.9 million for the first three months of 1999. Net revenue for the first three months of 2000 increased over the same period last year by $14.6 million, or 22%, while our Operating Cash Flow (as defined below) increased by $1.1 million, or 15%.

        On April 14, 2000, we paid a $.02 per share dividend.

        During 2000, we sold our Florida outdoor advertising operations and acquired three outdoor advertising companies. In addition, we acquired three television stations for which we previously provided programming and sales services under local marketing agreements. We also entered into local marketing agreements to provide programming and sales services to four additional television stations. These transactions are more fully described in Note 2 to the Condensed Consolidated Financial Statements.

        As with many media companies, our acquisitions and dispositions have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, our management believes that Operating Cash Flow (defined as net revenue less operating expenses before amortization, depreciation, interest, litigation, stock compensation expenses and net gain on dispositions of assets) is an appropriate measure of the Company's financial performance. Similarly, our management believes that Segment Operating Cash Flow (defined as Operating Cash Flow before corporate overhead) is an appropriate measure of our segments' financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use Operating Cash Flow to pay interest and principal on our long-term debt as well as to finance capital expenditures. Operating Cash Flow and Segment Operating Cash Flow, however, are not to be considered alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

RESULTS OF OPERATIONS

        The following tables set forth certain historical financial and operating data for the three month periods ended March 31, 2000 and 1999, including net revenue, operating expenses, and Operating Cash Flow information by segment:

                                                              THREE MONTH PERIODS ENDED MARCH 31,
                                                 -------------------------------------------------------------
                                                             2000                            1999
                                                 ----------------------------     ----------------------------
                                                                    (DOLLARS IN THOUSANDS)
                                                                    AS % OF                         AS % OF
                                                   AMOUNT         NET REVENUE      AMOUNT          NET REVENUE
                                                 ---------        -----------     ---------        -----------
Net revenue .............................        $  82,302           100.0%       $  67,696           100.0%

Segment operating expenses ..............           68,297            83.0%          56,352            83.2%
Corporate overhead ......................            5,419             6.6%           3,812             5.6%
                                                 ---------                        ---------
          Total operating expenses ......           73,716            89.6%          60,164            88.9%
                                                 ---------                        ---------

Operating Cash Flow .....................            8,586            10.4%           7,532            11.1%

Other expenses and (income):
    Depreciation and amortization expense            8,112             9.9%           4,723             7.0%
    Interest expense ....................            5,617             6.8%           7,311            10.8%
    Stock compensation expense ..........               10             0.0%             244             0.4%
    Net gain on dispositions of assets ..         (281,357)         (341.9%)         (1,626)           (2.4%)
                                                 ---------                        ---------
          Total other expenses and income         (267,618)          325.2%          10,652            15.7%
                                                 ---------                        ---------
Income (loss) before income taxes .......          276,204           335.6%          (3,120)           (4.6%)

                                                              THREE MONTH PERIODS ENDED MARCH 31,
                                                 -------------------------------------------------------------
                                                             2000                            1999
                                                 ----------------------------     ----------------------------
                                                                    (DOLLARS IN THOUSANDS)
                                                                    AS % OF                         AS % OF
                                                   AMOUNT         NET REVENUE      AMOUNT          NET REVENUE
                                                 ---------        -----------     ---------        -----------

Income tax expense (benefit) ..........            110,953           134.8%            (572)           (0.8%)
                                                  --------                         --------
Income (loss) before extraordinary item            165,251           200.8%          (2,548)           (3.8%)

Extraordinary item ....................                 --              --           (1,373)           (2.0%)
                                                  --------                         --------
Net income (loss) .....................           $165,251           200.8%        $ (3,921)           (5.8%)
                                                  ========                         ========


                                                                   THREE MONTH PERIODS ENDED
                                                                            MARCH 31,
                                                                  ---------------------------
                                                                    2000                1999
                                                                  -------             -------
                                                                    (DOLLARS IN THOUSANDS)
Net revenue:
   Outdoor media..........................................        $17,717             $19,990
   Television broadcasting................................         22,525              16,251
   Radio broadcasting.....................................          6,527               5,221
   Sports & entertainment.................................         35,533              26,234
                                                                  -------             -------
        Total net revenue.................................        $82,302             $67,696
                                                                  =======             =======

Segment operating expenses:
   Outdoor media..........................................        $11,788             $12,957
   Television broadcasting................................         18,902              16,291
   Radio broadcasting.....................................          4,260               3,452
   Sports & entertainment.................................         33,347              23,652
                                                                  -------             -------
        Total segment operating expenses..................        $68,297             $56,352
                                                                  =======             =======

Operating Cash Flow:
   Outdoor media..........................................        $ 5,929             $ 7,033
   Television broadcasting................................          3,623                 (40)
   Radio broadcasting.....................................          2,267               1,769
   Sports & entertainment.................................          2,186               2,582
                                                                  -------             -------
        Total segment Operating Cash Flow.................         14,005              11,344
   Corporate overhead.....................................         (5,419)             (3,812)
                                                                  -------             -------
        Total Operating Cash Flow.........................        $ 8,586             $ 7,532
                                                                  =======             =======

Change in net revenue from prior periods:
   Outdoor media..........................................          (11.4%)             (24.5%)
   Television broadcasting................................           38.6%               11.8%
   Radio broadcasting.....................................           25.0%                5.3%
   Sports & entertainment.................................           35.4%              (25.2%)
        Change in total net revenue.......................           21.6%              (16.5%)

                                                                   THREE MONTH PERIODS ENDED
                                                                            MARCH 31,
                                                                  ---------------------------
                                                                    2000                1999
                                                                  -------             -------

Segment operating expenses as a % of segment net revenue:
   Outdoor media..........................................           66.5%               64.8%
   Television broadcasting................................           83.9%              100.2%
   Radio broadcasting.....................................           65.3%               66.1%
   Sports & entertainment.................................           93.8%               90.2%
        Total segment operating expenses as a     % of
        total net revenue.................................           83.0%               83.2%

Operating Cash Flow as a % of segment net revenue:
   Outdoor media..........................................           33.5%               35.2%
   Television broadcasting................................           16.1%               (0.2)%
   Radio broadcasting.....................................           34.7%               33.9%
   Sports & entertainment.................................            6.2%                9.8%
        Total Operating Cash Flow as a % of total
        net revenue.......................................           10.4%               11.1%


THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 1999

        Net Revenue. Our net revenue for the first quarter of 2000 was $82.3 million. This represented an increase of $14.6 million, or 22%, compared to $67.7 million in the first quarter of 1999. Changes in net revenue were as follows:

        Outdoor Media. Our net revenue from our outdoor media segment for the first quarter of 2000 decreased by $2.3 million, or 12%, compared to the first quarter of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our net revenue for the first quarter of 2000 from our outdoor media segment increased by $3.7 million, or 27%, compared to the first quarter of 1999. This increase resulted primarily from an increase in both national and local sales.

        Television Broadcasting. Our net revenue for the first quarter of 2000 from our television broadcasting segment increased by $6.2 million, or 38%, compared to the first quarter of 1999. This increase was due mainly to the addition of television stations WETM and WBGH in February 2000, WOKR in April 1999, and KTVF in August 1999. Excluding these transactions, our net revenue for the first quarter of 2000 from our television broadcasting segment increased by $2.2 million, or 15%, compared to the first quarter of 1999. This increase was due primarily to increased political advertising in the first quarter of 2000.

        Radio Broadcasting. Our net revenue for the first quarter of 2000 from our radio broadcasting segment increased by $1.3 million, or 25%, compared to the first quarter of 1999. This increase was due primarily to an increase in both national and local sales.

        Sports & Entertainment. Our net revenue for the first quarter of 2000 from our sports & entertainment segment increased by $9.3 million, or 35%, compared to the first quarter of 1999. This increase was due primarily to commencement of the full 1999-2000 basketball season in contrast to the cancellation of preseason and regular season games through February 4, 1999 as a result of the NBA lockout.

        Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead) for the first quarter of 2000 were $68.3 million. This represented an increase of $11.9 million, or 21%, compared to $56.4 million for the first quarter of 1999. Changes in segment operating expenses were as follows:

        Outdoor Media. Our operating expenses for the first quarter of 2000 from our outdoor media segment decreased by $1.2 million, or 9%, compared to the first quarter of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our operating expenses for the first quarter of 2000 from our outdoor media segment increased by $2.3 million, or 25%, from 1999. This increase was primarily due to higher lease costs and increased expenses related to the expansion of our national sales force.

        Television Broadcasting. Our operating expenses for the first quarter of 2000 from our television broadcasting segment increased by $2.6 million, or 16%, compared to the first quarter of 1999. This increase was due mainly to the addition of stations WETM and WBGH in February 2000, WOKR in April 1999, and KTVF in August 1999. Excluding these transactions, our operating expenses for the first quarter of 2000 from our television broadcasting segment decreased by $0.3 million, or 2%, compared to the first quarter of 1999.

        Radio Broadcasting. Our operating expenses for the first quarter of 2000 from our radio broadcasting segment increased by $0.8 million, or 23%, compared to the first quarter of 1999. This increase was due primarily to higher expenses relating to increased sales activity.

        Sports & Entertainment. Our operating expenses for the first quarter of 2000 from our sports & entertainment segment increased by $9.6 million, or 41%, compared to the first quarter of 1999. This increase was due primarily to the commencement of the full 1999-2000 basketball season in contrast to the cancellation of preseason and regular season games through February 4, 1999 as a result of the NBA lockout.

        Corporate Overhead Expenses. Our corporate overhead expenses for the first quarter of 2000 were $5.4 million. This represented an increase of $1.6 million, or 42%, compared to the first quarter of 1999. This increase was primarily a result of increased travel costs and employment-related expenses.

        Operating Cash Flow. Our Operating Cash Flow for the first quarter of 2000 was $8.6 million. This represented an increase of $1.1 million, or 15%, compared to $7.5 million for the first quarter of 1999. The increase in Operating Cash Flow from our television broadcasting and radio broadcasting segments was partially offset by the decrease in Operating Cash Flow from our outdoor media and sports & entertainment segments and the increase in corporate overhead expenses. Operating Cash Flow as a percentage of total net revenue decreased slightly to 10% for the first quarter of 2000 compared to 11% for the first quarter of 1999.

        Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $8.1 million for the first quarter of 2000. This represented an increase of $3.4 million, or 72%, compared to $4.7 million for the first quarter of 1999. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000 and 1999.

        Interest Expense. Our interest expense was $5.6 million for the first quarter of 2000. This represented a decrease of $1.7 million, or 23%, compared to the first quarter of 1999. This decrease was due primarily to lower average debt balances during the first quarter of 2000, which reflected the application of proceeds from the sale of our Florida outdoor advertising operations in January 2000.

        Stock Compensation Expense. We recognized stock compensation expense of $0.2 million for the first quarter of 1999. This expense primarily related to the amendment of certain stock option agreements. There were no such transactions in the first quarter of 2000.

        Net Gain on Dispositions of Assets. We recognized a net gain on disposition of assets of $281.4 million for the first quarter of 2000 due to the sale of our Florida outdoor advertising operations and television station KCBA in California in January 2000. For the first quarter of 1999, we recognized a net gain on dispositions of assets of $1.6 million, which represented the final cash payment received on the sale of our airport advertising operations in June 1998.

        Income Tax Expense. We recognized income tax expense of $111.0 million for the first quarter of 2000 based on our income before income taxes of $276.2 million. For the first quarter of 1999, we recorded an income tax benefit of $0.6 million as a result of our loss before income taxes of $3.1 million.

        Extraordinary Item. In the first quarter of 1999, we replaced our existing credit agreement with a new $325.0 million credit agreement and redeemed our $20.0 million 10.48% Senior Subordinated Notes. These transactions resulted in an aggregate charge of $1.4 million, net of taxes, primarily consisting of the write-off of deferred financing costs and prepayment fees. There were no such transactions in the first quarter of 2000.

        Net Income. Our net income was $165.3 million for the first quarter of 2000, compared to our net loss of $3.9 million for the first quarter of 1999. This increase was due primarily to the sale of our Florida outdoor advertising operations in January 2000.

        LIQUIDITY AND CAPITAL RESOURCES

        On January 5, 2000, we sold substantially all of our assets of our outdoor advertising operations serving the Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida markets for approximately $300.0 million in cash, plus the assumption of certain liabilities. Concurrent with the transaction, we applied net proceeds from the sale to fully repay outstanding borrowings under the 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. These transactions are more fully described in Notes 2 and 3 to the Condensed Consolidated Financial Statements.

        During 2000, we purchased substantially all of the assets of three outdoor advertising companies and television stations KION, WUTR, WBGH-LP, and KKFX-LP. These acquisitions were financed with borrowings under our 1999 Credit Agreements and proceeds from the sale of our Florida outdoor advertising operations. These transactions are more fully described in Note 2 to the Condensed Consolidated Financial Statements.

        Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on our total leverage ratio. As of March 31, 2000, the annual interest rate of borrowings under the 1999 Credit Agreement was approximately 8.91%.

        We have pledged substantially all of our subsidiaries' outstanding stock and assets as collateral for amounts due under the 1999 Credit Agreement. Thus, if we default under the 1999 Credit Agreement, the lenders may take possession of and sell some or substantially all of our subsidiaries or their assets.

        In addition, the 1999 Credit Agreement and the Indenture for the 9% Senior Subordinated Notes restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios. As of March 31, 2000, we were in compliance with all such ratios and covenants.

        Our working capital decreased by $35.8 million at March 31, 2000 from $21.7 million at December 31, 1999 primarily due to increased accrued income taxes, offset by increased cash, relating to the sale of our Florida outdoor advertising operations.

        We expended $7.5 million for capital expenditures in the first quarter of 2000, compared to $5.9 million in the corresponding quarter in 1999. Capital expenditures in the first quarter of 2000 were primarily for broadcasting equipment, and leasehold improvements.

        For the periods presented, we financed our working capital needs primarily from cash provided by operating activities and bank borrowings. Over that period, long-term liquidity needs, including for acquisitions and to refinance our indebtedness, have been financed through additions to long-term debt, principally through bank borrowings and the issuance of subordinated debt securities and, to a lesser extent, through issuance of common stock. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash used in operating activities for the first quarter of 2000 was $20.6 million, an increase from cash used in operating activities of $13.1 million for the first quarter of 1999.

        On April 14, 2000, we paid our shareholders a cash dividend of $.02 per share.

                           PART II - OTHER INFORMATION

                   ITEM 1. - LEGAL PROCEEDINGS

        As reported in our annual report on Form 10-K for the period ending December 31, 1999, following the U.S. Supreme Court denial of our petition for review of the decision of the Ninth Circuit Court of Appeals we paid awarded damages, accrued interest thereon, and plaintiff attorney's fees of approximately $7.5 million in the first quarter of 2000. See Note 16 of the Notes to Condensed Consolidated Financial Statements.

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27 Financial Data Schedule for the three month period ended March 31, 2000.

(b)     Reports on Form 8-K:

        (1) Current Report on Form 8-K, filed January 12, 2000 reporting the Company's sale of substantially all of its Miami/Ft. Lauderdale and West Palm Beach outdoor billboard assets held by its wholly-owned subsidiaries.

        (2) Current Report on Form 8-K/A, filed March 21, 2000 providing proforma financial information in connection with the Company's sale of substantially all of Miami/Ft. Lauderdale and the West Palm Beach outdoor billboard assets held by its wholly-owned subsidiaries.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE ACKERLEY GROUP, INC.


DATED:  May 11, 2000                  By: /s/ Denis M. Curley
                                         ---------------------------------------
                                         Denis M. Curley
                                         Co-President, Chief Operating Officer
                                         and Chief Financial Officer,
                                         Treasurer and Secretary