Form 10-Q
period 2000-06-30
ACKERLEY GROUP INC
filed 2000-08-14
CIK 319120

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

                      For the quarter ended June 30, 2000

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

                           Yes [X]         No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Class                        Outstanding at July 17, 2000
           --------------                        ----------------------------
    Common Stock, $.01 par value                       23,924,255 shares
    Class B Common Stock, $.01 par value               11,088,700 shares

================================================================================

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEETS
             JUNE 30, 2000 AND DECEMBER 31, 1999.................................   1

             CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999............   2

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999......................   3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................   4

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................  10

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
             MARKET RISK.........................................................  18


PART II -    OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  18

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K....................................  18

             SIGNATURES..........................................................  19

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                            THE ACKERLEY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ---------------
                                     ASSETS

                                                                                    (Unaudited)
                                                                                      June 30,      December 31,
                                                                                        2000           1999
                                                                                     ---------       ---------
                                                                                           (In thousands)
Current assets:
      Cash and cash equivalents                                                      $  53,770       $   2,808
      Accounts receivable, net of allowance                                             68,800          61,133
      Current portion of broadcast rights                                                4,720           6,752
      Prepaid expenses                                                                   6,825          15,777
      Deferred tax asset                                                                 1,733          13,819
      Other current assets                                                               2,863           3,607
                                                                                     ---------       ---------
            Total current assets                                                       138,711         103,896
Property and equipment, net                                                            155,555         142,851
Goodwill, net                                                                          288,575         219,478
Other intangibles, net                                                                  19,862          22,899
Investment in affiliates                                                                17,563              --
Other assets                                                                            34,562          39,312
                                                                                     ---------       ---------
            Total assets                                                             $ 654,828       $ 528,436
                                                                                     =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $   5,298       $   6,827
      Accrued interest                                                                   7,808          10,936
      Accrued wages and commissions                                                      4,949           5,475
      Other accrued liabilities                                                         12,492          10,902
      Income taxes payable                                                              97,117              --
      Deferred revenue                                                                   5,122          21,067
      Current portion of broadcast obligations                                           5,006           8,242
      Litigation accrual                                                                    --           7,911
      Current portion of long-term debt                                                  3,452          10,832
                                                                                     ---------       ---------
            Total current liabilities                                                  141,244          82,192
Long-term debt, less current portion                                                   308,469         403,761
Other long-term liabilities                                                             15,495          15,194
                                                                                     ---------       ---------
            Total liabilities                                                        $ 465,208       $ 501,147
Stockholders' equity:
      Common stock, par value $.01 per share--authorized 50,000,000 shares;
         issued June 30, 2000 - 25,261,124 and December 31, 1999 - 25,251,419
         shares; and outstanding June 30, 2000 - 23,886,178 and December 31,
         1999 - 23,876,473 shares
                                                                                           252             252
      Class B common stock, par value $.01 per share--authorized 11,406,510 shares; issued and outstanding June 30, 2000 - 11,088,700 and December
         31, 1999 - 11,088,730 shares
                                                                                           111             111
      Capital in excess of par value                                                    57,494          57,478
      Accumulated earnings (deficit)                                                   141,852         (20,463)
      Less common stock in treasury, at cost                                           (10,089)        (10,089)
                                                                                     ---------       ---------
          Total stockholders' equity                                                   189,620          27,289
                                                                                     ---------       ---------
            Total liabilities and stockholders' equity                               $ 654,828       $ 528,436
                                                                                     =========       =========


                 See Notes to Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                 ---------------

                                                                           For the Three Month              For the Six Month
                                                                           Period Ended June 30,           Period Ended June 30,
                                                                         -------------------------       -------------------------
                                                                           2000            1999            2000            1999
                                                                         ---------       ---------       ---------       ---------
                                                                                  (In thousands, except per share amounts)
Revenue                                                                  $  84,306       $  81,264       $ 175,626       $ 156,381
Less agency commissions and discounts                                      (10,855)         (9,864)        (19,873)        (17,285)
                                                                         ---------       ---------       ---------       ---------
Net revenue                                                                 73,451          71,400         155,753         139,096

Expenses (other income):
      Operating expenses                                                    61,733          56,734         135,449         116,898
      Restructuring expenses                                                    --           1,126              --           1,126
      Depreciation and amortization expense                                  9,471           6,860          17,583          11,583
      Equity in losses of affiliates                                           668              --             668              --
      Interest expense, net                                                  4,944           9,407          10,561          16,718
      Stock compensation expense                                                30             274              40             519
      Loss (gain) on dispositions of assets                                    724         (27,307)       (280,633)        (28,933)
                                                                         ---------       ---------       ---------       ---------
Total expenses (other income)                                               77,570          47,094        (116,332)        117,911
                                                                         ---------       ---------       ---------       ---------

Income (loss) before income taxes                                           (4,119)         24,306         272,085          21,185
Income tax (expense) benefit                                                 1,881          (8,734)       (109,072)         (8,162)
                                                                         ---------       ---------       ---------       ---------
Income (loss) before extraordinary item                                     (2,238)         15,572         163,013          13,023
Extraordinary item: loss on debt extinguishment                                 --              --              --          (1,373)
                                                                         ---------       ---------       ---------       ---------
Net income (loss)                                                        $  (2,238)      $  15,572       $ 163,013       $  11,650
                                                                         =========       =========       =========       =========

Income (loss) per common share - basic, before extraordinary item
                                                                         $   (0.06)      $    0.49       $    4.66       $    0.41
Extraordinary item: loss on debt extinguishment                                 --              --              --           (0.04)
                                                                         ---------       ---------       ---------       ---------
Net income (loss) per common share - basic                               $   (0.06)      $    0.49       $    4.66       $    0.37
                                                                         =========       =========       =========       =========

Income (loss) per common share - diluted, before extraordinary item
                                                                         $   (0.06)      $    0.49       $    4.66       $    0.41
Extraordinary item: loss on debt extinguishment                                 --              --              --           (0.04)
                                                                         ---------       ---------       ---------       ---------
Net income (loss) per common share - diluted                             $   (0.06)      $    0.49       $    4.66       $    0.37
                                                                         =========       =========       =========       =========

Dividends per common share - basic                                       $      --       $      --       $    0.02       $    0.02
                                                                         =========       =========       =========       =========

Dividends per common share - diluted                                     $      --       $      --       $    0.02       $    0.02
                                                                         =========       =========       =========       =========

Weighted average number of common shares                                    34,974          31,628          34,972          31,628

Weighted average number of common shares - diluted                          34,974          32,039          34,972          32,039


                 See Notes to Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 ---------------

                                                                                          For the Six Month
                                                                                        Period Ended June 30,
                                                                                      -------------------------
                                                                                        2000            1999
                                                                                      ---------       ---------
                                                                                            (In thousands)
Cash flows from operating activities:
Reconciliation of net income to net cash used in operating activities:
      Net income                                                                      $ 163,013       $  11,650
            Stock compensation expense                                                       40             519
            Deferred tax expense                                                         12,251           7,239
            Debt extinguishment, net of taxes                                                --           1,373
            Depreciation and amortization                                                17,583          11,583
            Equity in losses of affiliates                                                  668              --
            Amortization of deferred financing costs                                        959             871
            Gain on dispositions of assets                                             (280,633)        (28,933)
            Amortization of broadcast rights                                              5,227           5,824
            Income from barter transactions, net                                           (769)         (1,077)
            Amortization of gain on termination of interest rate swap agreement            (446)             --
      Change in assets and liabilities:
            Accounts receivable                                                          (7,589)         (6,642)
            Prepaid expenses                                                              4,214           1,024
            Other current assets and other assets                                           701           1,735
            Accounts payable and accrued interest, accrued wages and commissions         (5,241)         11,579
            Other accrued liabilities and other long-term liabilities                    89,219           2,867
            Deferred revenues                                                           (15,945)        (21,797)
            Broadcast obligations                                                        (6,467)         (5,969)
                                                                                      ---------       ---------
      Net cash used in operating activities                                             (23,215)         (8,154)

Cash flows from investing activities
      Proceeds from disposition of assets                                               306,986          10,801
      Capital expenditures                                                              (21,419)        (11,926)
      Payments for acquisitions                                                         (91,253)       (159,553)
      Payments for investments                                                          (17,000)             --
                                                                                      ---------       ---------
      Net cash provided by (used in) investing activities                               177,314        (160,678)

Cash flows from financing activities:
      Borrowings under credit agreements                                                 95,000         287,063
      Payments under credit agreements                                                 (196,496)       (110,743)
      Payments under capital lease obligations                                             (975)           (444)
      Note redemption prepayment fees                                                        --          (1,208)
      Dividends paid                                                                       (700)           (632)
      Payments of deferred financing costs                                                   --          (6,197)
      Proceeds from stock issuance                                                           34              --
                                                                                      ---------       ---------
      Net cash provided by (used in) financing activities                              (103,137)        167,839

Net increase (decrease) in cash and cash equivalents                                     50,962            (993)
Cash and cash equivalents at beginning of period                                          2,808           4,630
                                                                                      ---------       ---------
Cash and cash equivalents at end of period                                            $  53,770       $   3,637
                                                                                      =========       =========

      Supplemental disclosure of noncash transactions:
            Broadcast rights acquired and broadcast obligations assumed               $   2,659       $   2,027
            Property and equipment acquired through barter                                  199             817


                 See Notes to Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 2.     ACQUISITIONS AND DISPOSITIONS

       Sale of Florida Outdoor Advertising Operations. On January 5, 2000, the Company sold substantially all of the assets of its outdoor advertising operations serving the Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida markets to Eller Media Company, a subsidiary of Clear Channel Communications, Inc. for approximately $300.0 million in cash, subject to certain post-closing adjustments, plus the assumption of certain liabilities. The Company recorded a gain on the transaction of approximately $271.8 million.

       Sale of KCBA(TV) and Acquisition of KION(TV). On January 12, 2000, the Company sold substantially all of the assets of KCBA(TV), the FOX affiliate licensed to Monterey, California, for approximately $11.0 million and entered into a local marketing agreement (LMA) with the purchaser to provide programming and sales services. The Company recorded a gain on the sale of KCBA(TV) of approximately $8.8 million in the first quarter of 2000. Concurrent with this sale, the Company exercised its option to purchase substantially all the assets of KION(TV), the CBS affiliate licensed to Salinas, California. The Company paid approximately $6.3 million in 1996 and 1997 for the option to purchase KION(TV), plus the purchase price for the station's assets of approximately $7.7 million. The Company recorded net assets with estimated fair values aggregating $1.9 million and goodwill of $12.1 million in connection with the transaction. From April 24, 1996 until closing of the transaction, the Company provided programming and sales services under a LMA with the previous owner.

       Acquisition of WUTR(TV). On January 20, 2000, the Company purchased substantially all of the assets of WUTR(TV), the ABC affiliate licensed to Utica, New York, for approximately $7.9 million. From June 30, 1997 until closing of the transaction, the Company provided programming and sales services under a LMA with the previous owner. The Company recorded net assets with estimated fair values aggregating $1.7 million and goodwill of $6.2 million in connection with the transaction.

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

       Investment in WETM(TV). On February 1, 2000, the Company entered into a LMA with Smith Television of New York, Inc. ("STNY") to provide programming and sales services to WETM(TV), the NBC affiliate licensed to Elmira, New York. The Company also purchased a 20% non-voting equity interest in STNY for approximately $17.0 million. Beginning in August 2003, STNY may require the Company to exchange the interest in STNY, plus $11.0 million in cash, for all the assets of WETM(TV). Under certain circumstances, the Company may have an option to purchase all or a controlling interest in STNY.

       Acquisition of WBGH-LP. On February 1, 2000, the Company purchased substantially all of the assets, other than the FCC license, of WBGH-LP, a low-power NBC affiliate licensed to Binghamton, New York, for approximately $9.0 million. The Company recorded net assets with estimated fair values aggregating $0.1 million and goodwill of $8.9 million in connection with the transaction. The Company entered into a LMA with the FCC licensee of WBGH-LP to provide programming and sales services pending FCC approval of the transaction. On April 28, 2000, after receiving FCC approval, the FCC license was transferred to the Company for no additional consideration.

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

       Acquisition of KKFX-LP. On May 9, 2000, the Company purchased substantially all of the assets of a low-power television station KKFX-LP, the FOX affiliate licensed to the Santa Barbara-Santa Maria-San Luis Obispo, California market for approximately $15.4 million. From April 1, 2000 until closing of the transaction, the Company provided programming and sales services under a LMA with the previous owner. The Company recorded net assets with fair values aggregating $0.4 million and goodwill of $15.0 million in connection with the transaction.

       Acquisition of Outdoor Advertising Company in New Jersey and New York City. On May 26, 2000, the Company entered into an agreement to acquire substantially all of the assets of an outdoor advertising company in New Jersey and New York City for approximately $16.0 million. In connection with the transaction, the Company paid $3.2 million of the purchase price into an escrow account, with the balance to be paid at closing, which we anticipate will occur in the fourth quarter of 2000.

       Acquisition of WWTI(TV). On June 1, 2000, the Company purchased substantially all of the assets of WWTI(TV), the ABC affiliate licensed to Watertown, New York, for approximately $6.0 million. From March 31, 2000 until closing of the transaction, the Company provided programming and sales services under a LMA with the previous owner. The Company recorded net assets with fair values aggregating $1.2 million and goodwill of $4.8 million in connection with the transaction.

       Acquisition of Outdoor Advertising Company in Washington and Oregon. On June 12, 2000, the Company entered into agreements to purchase substantially all of the assets of an outdoor advertising company serving portions of Washington and Oregon for approximately $5.0 million plus the assumption of certain liabilities. The Company paid $4.0 million of the purchase price on June 13, 2000 with the balance to be paid in the third quarter. The Company has recorded net assets with estimated fair values aggregating $1.4 million and goodwill of $2.6 million in connection with the transaction.

       Acquisition of KJEO(TV). On August 1, 2000, the Company purchased substantially all of the assets of KJEO(TV), the CBS affiliate licensed to Fresno, California, for approximately $60.0 million. In connection with the transaction, the Company paid $6.0 million of the purchase price into an escrow account on May 8, 2000, with the balance paid at closing.

NOTE 3.     DEBT

       On January 5, 2000, the Company applied some of the proceeds from the sale of its Florida outdoor advertising operations (as discussed in Note 2) to fully repay outstanding borrowings under the 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. In connection with the transaction, the Company amended the 1999 Credit Agreement to waive, on a one-time basis, the mandatory requirement to apply 100% of net proceeds from asset dispositions to permanently repay borrowings under the Revolver and to provide for a new commitment amount under the Revolver of approximately $147.9 million. Additionally, the Company amended the 1999 Credit Agreement to provide for a delayed-draw term loan facility of approximately $126.8 million (the "2000 Term Loan"). The Company may borrow, through no more than two separate borrowings, the maximum amount available under the 2000 Term Loan. To accommodate recent acquisitions, particularly KJEO(TV), the Company amended the 1999 Credit Agreement to obtain a waiver of compliance with certain restrictive covenants effective June 30, 2000 through December 15, 2000.

NOTE 4.     SHAREHOLDERS' EQUITY

       On November 10, 1999, the Company's Board of Directors adopted, subject to shareholder approval, an Employee Stock Purchase Plan (the "Plan"), and reserved 1,500,000 shares of Common Stock for issuance under the Plan. On May 1, 2000, the Company's shareholders approved the Plan, and the Plan commenced effective January 1, 2000. The Company issued 39,055 shares of common stock on July 7, 2000 pursuant to this plan at a price of $10.575 per share.

       On February 1, 2000, the Company granted 212,000 options to purchase Common Stock to certain employees. The exercise price of these options represented the market price of the Company's stock on the date of grant.

NOTE 5.     TELEVISION BROADCAST GROUP RESTRUCTURING

       On April 6, 1999, the Company announced the launch of Digital CentralCasting, a digital broadcasting system which allows the Company to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of the television stations within a regional group at one station. To implement this strategy, the Company has organized 16 of the television stations it owns and/or programs into the following three regional station groups: New York (WIXT, WOKR, WIVT, WBGH-LP, WUTR, WETM, and
WWTI), Central California (KCOY, KKFX-LP, KGET, and KJEO), and North Coast (KCBA, KION, KMTR, KVIQ, and KFTY).

       The Company expects to complete the implementation of Digital CentralCasting for all of its television station groups by the fourth quarter of 2000. The Company recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the implementation of Digital

CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions, contract termination, legal and other costs directly associated with the restructuring. As of June 30, 2000, termination benefits of approximately $0.4 million, representing 44 employees, had been paid and charged to the restructuring accrual. Approximately 70 employees in total are currently estimated to be terminated in connection with the restructuring.

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

NOTE 7.     INDUSTRY SEGMENT INFORMATION

       The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow. The Company defines Operating Cash Flow as net revenue less operating expenses before depreciation, amortization, interest, stock compensation expenses, equity in losses of affiliates and gain or loss on dispositions of assets. Segment Operating Cash Flow is defined as Operating Cash Flow before corporate overhead.

       Selected financial information for these segments for the three and six month periods ended June 30, 2000 and 1999 is presented as follows:

                                             OUTDOOR       TELEVISION       RADIO         SPORTS &
                                              MEDIA       BROADCASTING   BROADCASTING   ENTERTAINMENT  CONSOLIDATED
                                            ---------     ------------   ------------   -------------  ------------
                                                                        (In thousands)
THREE MONTH PERIOD ENDED JUNE 30, 2000:
Net revenue                                  $ 25,326       $ 27,166       $  7,486       $ 13,473       $ 73,451
Segment operating expenses                    (13,083)       (21,250)        (4,895)       (16,130)       (55,358)
                                             --------       --------       --------       --------       --------
Segment Operating Cash Flow                  $ 12,243       $  5,916       $  2,591       $ (2,657)      $ 18,093
                                                            ========       ========       ========
Corporate overhead                                                                                         (6,375)
                                                                                                         --------
Operating Cash Flow                                                                                        11,718

Other (expenses) income:

                                                        OUTDOOR       TELEVISION         RADIO          SPORTS &
                                                         MEDIA       BROADCASTING     BROADCASTING    ENTERTAINMENT   CONSOLIDATED
                                                        -------      ------------     ------------    -------------   ------------
                                                                                     (In thousands)

      Depreciation and amortization expense                                                                               (9,471)
      Equity in losses of affiliates                                                                                        (668)
      Interest expense, net                                                                                               (4,944)
      Stock compensation expense                                                                                             (30)
      Loss on dispositions of assets                                                                                        (724)
                                                                                                                       ---------
Loss before income taxes                                                                                               $  (4,119)
                                                                                                                       =========

Segment assets                                         $ 112,828       $ 310,238       $  59,501       $  44,230       $ 526,797
                                                       =========       =========       =========       =========
Corporate assets                                                                                                         128,031
                                                                                                                       ---------

Total assets                                                                                                           $ 654,828
                                                                                                                       =========

THREE MONTH PERIOD ENDED
JUNE 30, 1999:
Net revenue                                            $  25,743       $  21,430       $   6,935       $  17,292       $  71,400
Segment operating expenses                               (14,050)        (18,625)         (3,901)        (17,453)        (54,029)
                                                       ---------       ---------       ---------       ---------       ---------
Segment Operating Cash Flow                            $  11,693       $   2,805       $   3,034       $    (161)      $  17,371
                                                       =========       =========       =========       =========
Corporate overhead                                                                                                        (3,831)
                                                                                                                       ---------
Operating Cash Flow                                                                                                       13,540

Other (expenses) income:
      Depreciation and amortization expense
                                                                                                                          (6,860)
      Interest expense, net                                                                                               (9,407)
      Stock compensation expense                                                                                            (274)
      Gain on dispositions of assets                                                                                      27,307
                                                                                                                       ---------
Income before income taxes and extraordinary item                                                                      $  24,306
                                                                                                                       =========
Segment assets                                         $  92,553       $ 265,859       $  58,330       $  34,858       $ 451,600
                                                       =========       =========       =========       =========
Corporate assets                                                                                                          51,212
                                                                                                                       ---------

Total assets                                                                                                           $ 502,812
                                                                                                                       =========

SIX MONTH PERIOD ENDED JUNE 30, 2000:
Net revenue                                            $  43,043       $  49,691       $  14,013       $  49,006       $ 155,753
Segment operating expenses                               (24,871)        (40,152)         (9,155)        (49,477)       (123,655)
                                                       ---------       ---------       ---------       ---------       ---------
Segment Operating Cash Flow                            $  18,172       $   9,539       $   4,858       $    (471)      $  32,098
                                                       =========       =========       =========       =========
Corporate overhead                                                                                                       (11,794)
                                                                                                                       ---------
Operating Cash Flow                                                                                                       20,304

Other (expenses) income:
      Depreciation and amortization expense                                                                              (17,583)
      Equity in losses of affiliates                                                                                        (668)
      Interest expense, net                                                                                              (10,561)
      Stock compensation expense                                                                                             (40)
      Gain on dispositions of assets                                                                                     280,633
                                                                                                                       ---------
Income before income taxes                                                                                             $ 272,085
                                                                                                                       =========

                                                        OUTDOOR       TELEVISION         RADIO          SPORTS &
                                                         MEDIA       BROADCASTING     BROADCASTING    ENTERTAINMENT   CONSOLIDATED
                                                        -------      ------------     ------------    -------------   ------------
                                                                                     (In thousands)
SIX MONTH PERIOD ENDED
JUNE 30, 1999:
Net revenue                                            $  45,733       $  37,681       $  12,156       $  43,526       $ 139,096
Segment operating expenses                               (27,006)        (34,917)         (7,353)        (41,105)       (110,381)
                                                       ---------       ---------       ---------       ---------       ---------
Segment Operating Cash Flow                            $  18,727       $   2,764       $   4,803       $   2,421       $  28,715
                                                       =========       =========       =========       =========
Corporate overhead                                                                                                        (7,643)
                                                                                                                       ---------
Operating Cash Flow                                                                                                       21,072

Other (expenses) income:
      Depreciation and amortization expense                                                                              (11,583)
      Interest expense, net                                                                                              (16,718)
      Stock compensation expense                                                                                            (519)
      Gain on dispositions of assets                                                                                      28,933
                                                                                                                       ---------
Income before income taxes and extraordinary item                                                                      $  21,185
                                                                                                                       =========

       The increase in assets from the outdoor media and television broadcasting segments as of June 30, 2000 compared to December 31, 1999 is primarily due to the acquisitions of four outdoor advertising companies and television stations KION, WUTR, WBGH-LP, KKFX-LP and WWTI as discussed in Note 2.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       We reported net income of $163.0 million for the first six months of 2000, compared to net income of $11.7 million for the first six months of 1999. Net revenue for the first six months of 2000 increased over the same period last year by $16.7 million, or 12%, to $155.8 million while our Operating Cash Flow (as defined below) decreased by $0.8 million, or 4%, to $20.3 million.

       On April 14, 2000, we paid a $.02 per share dividend.

       During 2000, we sold our Florida outdoor advertising operations and acquired four outdoor advertising companies. In addition, we acquired six television stations, two of which we previously provided programming and sales services for under local marketing agreements. We also entered into local marketing agreements to provide programming and sales services to an additional television station. These transactions are more fully described in Note 2 to the Consolidated Financial Statements.

       As with many media companies, our acquisitions and dispositions have resulted in significant non-cash expenses and non-recurring gains or losses. For this reason, in addition to net income, our management believes that Operating Cash Flow (defined as net revenue less operating expenses before depreciation, amortization, interest, stock compensation expenses, equity in losses of affiliates, and gain or loss on dispositions of assets) is an appropriate measure of the Company's financial performance. Similarly, our management believes that Segment Operating Cash Flow (defined as Operating Cash Flow before corporate overhead) is an appropriate measure of our segments' financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use Operating Cash Flow to pay interest and principal on our long-term debt as well as to finance capital expenditures. Operating Cash Flow and Segment Operating Cash Flow, however, are not to be considered alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

RESULTS OF OPERATIONS

       The following tables set forth certain historical financial and operating data for the three and six month periods ended June 30, 2000 and 1999, including net revenue, operating expenses, and Operating Cash Flow information by segment:


                                                           THREE MONTH PERIOD ENDED JUNE 30,
                                                   ----------------------------------------------
                                                            2000                      1999
                                                   ----------------------    --------------------
                                                                (DOLLARS IN THOUSANDS)
                                                                AS % OF                    AS % OF
                                                    AMOUNT    NET REVENUE     AMOUNT     NET REVENUE
                                                   --------   -----------    --------    -----------
Net revenue                                        $ 73,451      100.0%      $ 71,400       100.0%
Segment operating expenses                           55,358       75.4%        54,029        75.7%
Corporate overhead                                    6,375        8.7%         3,831         5.4%
                                                   --------                  --------
          Total operating expenses                   61,733       84.0%        57,860        81.0%
                                                   --------                  --------

Operating Cash Flow                                  11,718       16.0%        13,540        19.0%

Other expenses and (income):
    Depreciation and amortization expense             9,471       12.9%         6,860         9.6%
    Equity in losses of affiliates                      668        0.9%            --          --
    Interest expense                                  4,944        6.7%         9,407        13.2%
    Stock compensation expense                           30        0.0%           274         0.4%
    Net (gain) loss on dispositions of assets           724        1.0%       (27,307)      (38.2)%
                                                   --------                  --------
          Total other expenses and income            15,837       21.6%       (10,766)      (15.1)%
                                                   --------                  --------

                                               THREE MONTH PERIOD ENDED JUNE 30,
                                       --------------------------------------------------
                                                2000                       1999
                                       ----------------------     -----------------------
                                                     (DOLLARS IN THOUSANDS)
                                                     AS % OF                    AS % OF
                                        AMOUNT     NET REVENUE     AMOUNT     NET REVENUE
                                       --------    -----------    --------    -----------
Income (loss) before income taxes....    (4,119)      (5.6)%        24,306        34.0%
Income tax expense (benefit).........     1,881        2.6%         (8,734)      (12.2)%
                                       --------                   --------
Net income (loss)....................  $ (2,238)      (3.0)%      $ 15,572        21.8%
                                       ========                   ========


                                                                       THREE MONTH PERIOD ENDED JUNE 30,
                                                              ---------------------------------------------------
                                                                      2000                          1999
                                                              ----------------------      ------------------------
                                                                            (DOLLARS IN THOUSANDS)
                                                                           AS % OF                       AS % OF
                                                               AMOUNT     NET REVENUE      AMOUNT      NET REVENUE
                                                              --------    -----------     --------     -----------
Net revenue ...........................................      $ 155,753       100.0%       $ 139,096       100.0%

Segment operating expenses ............................        123,655        79.4%         110,381        79.4%
Corporate overhead ....................................         11,794         7.6%           7,643         5.5%
                                                             ---------                    ---------
          Total operating expenses ....................        135,449        87.0%         118,024        84.9%
                                                             ---------                    ---------

Operating Cash Flow ...................................         20,304        13.0%          21,072        15.1%

Other expenses and (income):
    Depreciation and amortization expense .............         17,583        11.3%          11,583         8.3%
    Equity in losses of affiliates ....................            668         0.4%              --          --
    Interest expense ..................................         10,561         6.8%          16,718        12.0%
    Stock compensation expense ........................             40         0.0%             519         0.4%
    Net gain on dispositions of assets ................       (280,633)     (180.2)%        (28,933)      (20.8)%
                                                             ---------                    ---------
          Total other expenses and income .............       (251,781)     (161.7)%           (113)       (0.1)%
                                                             ---------                    ---------

Income (loss) before income taxes .....................        272,085       174.7%          21,185        15.2%
Income tax expense (benefit) ..........................       (109,072)      (70.0)%         (8,162)       (5.9)%
                                                             ---------                    ---------
Income (loss) before extraordinary item ...............        163,013       104.7%          13,023         9.4%

Extraordinary item ....................................             --          --           (1,373)       (1.0)%
                                                             ---------                    ---------
Net income ............................................      $ 163,013       104.7%       $  11,650         8.4%
                                                             =========                    =========


                                                    THREE MONTH PERIOD                 SIX MONTH PERIOD
                                                       ENDED JUNE 30,                   ENDED JUNE 30,
                                                  ---------------------------------------------------------
                                                    2000            1999            2000            1999
                                                  -------------------------       -------------------------
                                                                   (DOLLARS IN THOUSANDS)
Net revenue:
   Outdoor media ...........................      $  25,326       $  25,743       $  43,043       $  45,733
   Television broadcasting .................         27,166          21,430          49,691          37,681
   Radio broadcasting ......................          7,486           6,935          14,013          12,156
   Sports & entertainment ..................         13,473          17,292          49,006          43,526
                                                  ---------       ---------       ---------       ---------
            Total net revenue ..............      $  73,451       $  71,400       $ 155,753       $ 139,096
                                                  =========       =========       =========       =========

Segment operating expenses:
   Outdoor media ...........................      $  13,083       $  14,050       $  24,871       $  27,006
   Television broadcasting .................         21,250          18,625          40,152          34,917
   Radio broadcasting ......................          4,895           3,901           9,155           7,353
   Sports & entertainment ..................         16,130          17,453          49,477          41,105
                                                  ---------       ---------       ---------       ---------
            Total segment operating expenses      $  55,358       $  54,029       $ 123,655       $ 110,381
                                                  =========       =========       =========       =========

Operating Cash Flow:
   Outdoor media ...........................      $  12,243       $  11,693       $  18,172       $  18,727
   Television broadcasting .................          5,916           2,805           9,539           2,764
   Radio broadcasting ......................          2,591           3,034           4,858           4,803
   Sports & entertainment ..................         (2,657)           (161)           (471)          2,421
                                                  ---------       ---------       ---------       ---------
      Total segment Operating Cash Flow ....         18,093          17,371          32,098          28,715
   Corporate overhead ......................         (6,375)         (3,831)        (11,794)         (7,643)
                                                  ---------       ---------       ---------       ---------
            Total Operating Cash Flow ......      $  11,718       $  13,540       $  20,304       $  21,072
                                                  =========       =========       =========       =========
Change in net revenue from prior periods:

                                                                                  THREE MONTH PERIOD        SIX MONTH PERIOD
                                                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                                                -----------------------------------------------
                                                                                  2000         1999         2000         1999
                                                                                -----------------------   ---------------------
                                                                                             (DOLLARS IN THOUSANDS)
   Outdoor media ..........................................................       (1.6)%      (22.8)%       (5.9)%      (23.6)%
   Television broadcasting ................................................       26.8%        25.8%        31.9%        19.4%
   Radio broadcasting .....................................................        7.9%         7.7%        15.3%         6.7%
   Sports & entertainment .................................................      (22.1)%       (9.0)%       12.6%       (19.5)%
            Change in total net revenue ...................................        2.9%        (5.9)%       12.0%       (11.3)%

Segment operating expenses as a % of segment net revenue:
   Outdoor media ..........................................................       51.7%        54.6%        57.8%        59.1%
   Television broadcasting ................................................       78.2%        86.9%        80.8%        92.7%
   Radio broadcasting .....................................................       65.4%        56.3%        65.3%        60.5%
   Sports & entertainment .................................................      119.7%       100.9%       101.0%        94.4%
            Total segment operating expenses as a % of segment net
            revenue .......................................................       75.4%        75.7%        79.4%        79.4%

Operating Cash Flow as a % of segment net revenue:
   Outdoor media ..........................................................       48.3%        45.4%        42.2%        40.9%
   Television broadcasting ................................................       21.8%        13.1%        19.2%         7.3%
   Radio broadcasting .....................................................       34.6%        43.7%        34.7%        39.5%
   Sports & entertainment .................................................      (19.7)%       (0.9)%       (1.0)%        5.6%
            Total Operating Cash Flow as a %
            of segment net revenue ........................................       16.0%        19.0%        13.0%        15.1%


THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH THREE MONTH PERIOD ENDED JUNE 30, 1999

       Net Revenue. Net revenue for the second quarter of 2000 was $73.5 million. This represented an increase of $2.1 million, or 3%, compared to $71.4 million for the second quarter of 1999. Changes in net revenue were as follows:

- Outdoor Media. Net revenue from our outdoor media segment for the second quarter of 2000 decreased by $0.4 million, or 2%, to $25.3 million compared to $25.7 million for the second quarter of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our net revenue for the second quarter of 2000 from our outdoor media segment increased by $5.8 million, or 31%, compared to the second quarter of 1999. This increase was due primarily to an increase in both national and local sales.

- Television Broadcasting. Net revenue from our television broadcasting segment for the second quarter of 2000 increased by $5.8 million, or 27%, to $27.2 million compared to $21.4 million for the second quarter of 1999. This increase was due mainly to the addition of television stations WWTI, KKFX, WETM and WBGH in 2000, and KTVF in 1999. Excluding these transactions, our net revenue for the second quarter of 2000 from our television broadcasting segment increased by $2.3 million, or 11%, compared to the second quarter of 1999. This increase was due primarily to increased news programming and political campaign advertising.

- Radio Broadcasting. Net revenue from our radio broadcasting segment for the second quarter of 2000 increased by $0.6 million, or 9%, to $7.5 million compared to $6.9 million for the second quarter of 1999. This increase was due primarily to an increase in both national and local sales.

- Sports & Entertainment. Net revenue from our sports & entertainment segment for the second quarter of 2000 decreased by $3.8 million, or 22%, to $13.5 million compared to $17.3 million for the second quarter of 1999. This decrease was due primarily to the rescheduling of the 1998-

              1999 NBA season due to the NBA lockout, which resulted in more games being played in the second quarter of 1999 compared to the second quarter of 2000.

       Segment Operating Expenses. Segment operating expenses (which exclude corporate overhead) for the second quarter of 2000 were $55.4 million. This represented an increase of $1.4 million, or 3%, compared to $54.0 million for the second quarter of 1999. Changes in segment operating expenses were as follows:

- Outdoor Media. Operating expenses from our outdoor media segment for the second quarter of 2000 decreased by $0.9 million, or 6%, to $13.1 million compared to $14.0 million for the second quarter of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our operating expenses from our outdoor media segment for the second quarter of 2000 increased by $3.2 million, or 33%, compared to the second quarter of 1999. This increase was primarily due to higher lease costs and increased expenses related to the expansion of our national sales force.

- Television Broadcasting. Operating expenses from our television broadcasting segment for the second quarter of 2000 increased by $2.7 million, or 15%, to $21.3 million compared to $18.6 million for the second quarter of 1999. This increase was due mainly to the addition of television stations WWTI, KKFX, WETM and WBGH in 2000, and KTVF in August 1999. Excluding these transactions, our operating expenses from our television broadcasting segment for the second quarter of 2000 remained steady at $18.5 million compared to the second quarter of 1999. This is mainly due to efficiencies we gained from the implementation of Digital CentralCasting.

- Radio Broadcasting. Operating expenses from our radio broadcasting segment for the second quarter of 2000 increased by $1.0 million, or 26%, to $4.9 million compared to $3.9 million for the second quarter of 1999. This increase was due primarily to higher expenses relating to increased sales activity, as well as expenses relating to changes in the broadcasting format of KJR-FM.

- Sports & Entertainment. Operating expenses from our sports & entertainment segment for the second quarter of 2000 decreased by $1.4 million, or 8%, to $16.1 million compared to $17.5 million for the second quarter of 1999. This decrease was due primarily to the rescheduling of the 1998-1999 NBA season due to the NBA lockout, which resulted in more games being played in the second quarter of 1999 compared to the second quarter of 2000.

       Corporate Overhead Expenses. Corporate overhead expenses for the second quarter of 2000 were $6.4 million. This represented an increase of $2.6 million, or 68%, compared to $3.8 million for the second quarter of 1999. This increase was primarily a result of increased costs related to our corporate aircraft, including the estimated transaction costs associated with the disposition of a plane, and costs associated with celebrating the Company's 25th anniversary.

       Operating Cash Flow. Operating Cash Flow for the second quarter of 2000 was $11.7 million. This represented a decrease of $1.8 million, or 13%, compared to $13.5 million for the second quarter of 1999. The increase in Operating Cash Flow from our outdoor media and television broadcasting segments was offset by the decrease in Operating Cash Flow from our radio broadcasting and sports & entertainment segments, and the increase in corporate overhead expenses. Operating Cash Flow as a percentage of total net revenue decreased to 16% for the second quarter of 2000 compared to 19% for the second quarter of 1999.

       Depreciation and Amortization Expenses. Depreciation and amortization expenses were $9.5 million for the second quarter of 2000. This represented an increase of $2.6 million, or 38%, compared to $6.9 million for the second quarter of 1999. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000 and 1999.

       Equity in Losses of Affiliates. We recorded our share of losses from our investments in Central Media, Inc. and Smith Television of New York, Inc. of $0.7 million. There were no such transactions in the same period of 1999.

       Interest Expense. Interest expense was $4.9 million for the second quarter of 2000. This represented a decrease of $4.5 million, or 48%, compared to $9.4 million for the second quarter of 1999. This decrease was due primarily to lower average debt balances during the second quarter of 2000, which reflected the application of proceeds from the sale of our Florida outdoor advertising operations in January 2000.

       Loss on Dispositions of Assets. We recognized a loss on dispositions of assets of $0.7 million for the second quarter of 2000 due to adjustments to the gains from the sale of our Florida outdoor advertising operations and television station KCBA in California in January 2000. For the second quarter of 1999, we recognized a gain on dispositions of assets of $27.3 million, which mainly represented a gain from the exchange of television station KKTV for television station KCOY in May 1999.

       Income Tax Expense. We recognized an income tax benefit of $1.9 million for the second quarter of 2000 based on our loss before income taxes of $2.2 million. For the second quarter of 1999, we recognized income tax expense of $8.8 million based on our pretax income of $24.3 million.

       Net Income (Loss). Net loss was ($2.2) million for the second quarter of 2000, compared to our net income of $15.6 million for the second quarter of 1999. This decrease was due primarily to the gain from the exchange of television station KKTV for television station KCOY in the second quarter of 1999, partially offset by the decrease in interest expense and income taxes in the second quarter of 2000 compared to the second quarter of 1999.

SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH SIX MONTH PERIOD ENDED JUNE 30, 1999.

       Net Revenue. Net revenue for the six month period ended June 30, 2000 was $155.8 million. This represented an increase of $16.7 million, or 12%, compared to $139.1 million for the six month period ended June 30, 1999. Changes in net revenue were as follows:

- Outdoor Media. Net revenue from our outdoor media segment for the first six months of 2000 decreased by $2.7 million, or 6%, to $43.0 million compared to $45.7 million for the first six months of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our net revenue for the first six months of 2000 from our outdoor media segment increased by $9.6 million, or 29%, compared to the first six months of 1999. This increase resulted primarily from an increase in both national and local sales.

- Television Broadcasting. Net revenue from our television broadcasting segment for the first six months of 2000 increased by $12.0 million, or 32%, to $49.7 million compared to $37.7 million for the first six months of 1999. This increase was due mainly to the addition of television stations WWTI, KKFX, WETM and WBGH in 2000, and KTVF in August 1999. Excluding these transactions, our net revenue for the first six months of 2000 from our television broadcasting segment increased by $8.6 million, or 24%, compared to the first six months of

       1999. This increase was due primarily to increased news programming and political campaign advertising.

- Radio Broadcasting. Net revenue from our radio broadcasting segment for the first six months of 2000 increased by $1.8 million, or 15%, to $14.0 million compared to $12.2 million for the first six months of 1999. This increase was due primarily to an increase in both national and local sales.

- Sports & Entertainment. Net revenue from our sports & entertainment segment for the first quarter of 2000 increased by $5.5 million, or 13%, to $49.0 million compared to $43.5 million for the first six months of 1999. This increase was due primarily to commencement of the full 1999-2000 basketball season in contrast to the cancellation of preseason and regular season games through February 4, 1999 as a result of the NBA lockout.

       Segment Operating Expenses. Operating expenses (which exclude corporate overhead) for the first six months ended June 30, 2000 were $123.7 million. This represented an increase of $13.3 million, or 12%, compared to $110.4 million for the six months ended June 30, 1999. Changes in segment operating expenses were as follows:

- Outdoor Media. Operating expenses from our outdoor media segment for the first six months of 2000 decreased by $2.1 million, or 8%, to $24.9 million compared to $27.0 million for the first six months of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our operating expenses from our outdoor media segment for the first six months of 2000 increased by $5.5 million, or 29%, from 1999. This increase was primarily due to higher lease costs and increased expenses related to the expansion of our national sales force.

- Television Broadcasting. Operating expenses from our television broadcasting segment for the first six months of 2000 increased by $5.3 million, or 15%, to $40.2 million compared to $34.9 million for the first six months of 1999. This increase was due mainly to the addition of stations WWTI, KKFX, WETM and WBGH in 2000, and KTVF in August 1999. Excluding these transactions, our operating expenses from our television broadcasting segment for the first six months of 2000 increased by $2.2 million, or 7%, compared to the first six months of 1999. The increase was due primarily to costs associated with the expansion of our local news programming.

- Radio Broadcasting. Operating expenses from our radio broadcasting segment for the first six months of 2000 increased by $1.8 million, or 24%, to $9.2 million compared to $7.4 million for the first six months of 1999. This increase was due primarily to higher expenses relating to increased sales activity, as well as expenses relating to changes in the broadcasting format of KJR-FM.

- Sports & Entertainment. Operating expenses from our sports & entertainment segment for the first six months of 2000 increased by $8.4 million, or 20%, to $49.5 million compared to $41.1 million for the first six months of 1999. This increase was due primarily to the commencement of the full 1999-2000 basketball season in contrast to the cancellation of preseason and regular season games through February 4, 1999 as a result of the NBA lockout.

       Corporate Overhead Expenses. Corporate overhead expenses for the first six months of 2000 were $11.8 million. This represented an increase of $4.2 million, or 55%, compared to $7.6 million for the first six months of 1999. This increase was primarily a result of increased employment-related expenses, increased costs related to our corporate aircraft, including the estimated transaction costs associated with the disposition of a plane, and costs associated with celebrating the Company's 25th anniversary.

       Operating Cash Flow. Operating Cash Flow for the first six months ended June 30, 2000 was $20.3 million. This represented a decrease of $0.8 million, or 4%, compared to $21.1 million for the first six months ended June 30, 1999. The increase in Operating Cash Flow from our television broadcasting and radio broadcasting segments was offset by the decrease in Operating Cash Flow from our outdoor media and sports & entertainment segments, and the increase in corporate overhead expenses. Operating Cash Flow as a percentage of total revenue decreased slightly to 13.0% for the first six months of 2000 compared to 15.1% for the first six months of 1999.

       Depreciation and Amortization Expenses. Depreciation and amortization expenses were $17.6 million for the first six months of 2000. This represented an increase of $6.0 million, or 52%, compared to $11.6 million for the first six months of 1999. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000 and 1999.

       Interest Expense. Interest expense was $10.6 million for the first six months of 2000. This represented a decrease of $6.1 million, or 37%, compared to $16.7 million for the first six months of 1999. This decrease was due primarily to lower average debt balances during the six months of 2000, which reflected the application of proceeds from the sale of our Florida outdoor advertising operations in January 2000.

       Gain on Dispositions of Assets. We recognized a gain on dispositions of assets of $280.6 million for the first six months of 2000 due to the sale of our Florida outdoor advertising operations and television station KCBA in California in January 2000. For the first six months of 1999, we recognized a gain on dispositions of assets of $28.9 million, which represented primarily a gain from the exchange of the assets of television station KKTV for the assets of television station KCOY.

       Income Tax Expense. We recognized income tax expenses of $109.1 million for the first six months of 2000 based on our income before income taxes of $272.1 million. This included approximately $12.3 million of deferred tax expense, due to the utilization of net operating loss and alternative minimum tax credit carry forwards, as well as the payment of the litigation accrual discussed in Note 6 to the Consolidated Financial Statements. For the first six months of 1999, we recognized an income tax expense of $8.2 million as a result of our income before income taxes of $21.2 million.

       Extraordinary Item. In the first six months of 1999, we replaced our existing credit agreement with a new $325.0 million credit agreement and redeemed our $20.0 million 10.48% Senior Subordinated Notes. These transactions resulted in an aggregate charge of $1.4 million, net of taxes, primarily consisting of the write-off of deferred financing costs and prepayment fees. There were no such transactions in the first six months of 2000.

       Net Income. Net income was $163.0 million for the first six months of 2000, compared to our net income of $11.7 million for the first six months of 1999. This increase was due primarily to the sale of our Florida outdoor advertising operations in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

       On January 5, 2000, we sold substantially all of our assets of our outdoor advertising operations serving the Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida markets for approximately $300.0 million in cash, plus the assumption of certain liabilities. Concurrent with the transaction, we applied net proceeds from the sale to fully repay outstanding borrowings under the 1999 Credit

Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. These transactions are more fully described in Notes 2 and 3 to the Consolidated Financial Statements.

       During the first six months of 2000, we purchased substantially all of the assets of four outdoor advertising companies and five television stations. These acquisitions were financed with borrowings under our 1999 Credit Agreement and proceeds from the sale of our Florida outdoor advertising operations. These transactions are more fully described in Note 2 to the Consolidated Financial Statements.

       Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on our total leverage ratio. As of June 30, 2000, the annual interest rate of borrowings under the 1999 Credit Agreement was approximately 8.42%. In connection with a temporary waiver we obtained of certain covenants under the Credit Agreement (as discussed below), the defined margins for the period June 30, 2000 to December 15, 2000 have increased.

       We have pledged substantially all of our subsidiaries' outstanding stock and assets as collateral for amounts due under the 1999 Credit Agreement. Thus, if we default under the 1999 Credit Agreement, the lenders may take possession of and sell some or substantially all of our subsidiaries or their assets.

       In addition, the 1999 Credit Agreement and the Indenture for the 9% Senior Subordinated Notes restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios. We obtained a waiver of compliance with our leverage ratio and acquisition covenant, effective June 30, 2000 until December 15, 2000, to accommodate recent acquisitions. We have complied with all other ratios and covenants with respect to this agreement.

       Our working capital decreased by $24.3 million to a deficit position of $2.5 million at June 30, 2000 from $21.7 million at December 31, 1999 primarily due to increased accrued income taxes, partially offset by increased cash relating to the sale of our Florida outdoor advertising operations.

       We spent $21.4 million on capital expenditures for the six month period ended June 30, 2000, compared to $11.9 million in the corresponding period in 1999. Capital expenditures in the first six months of 2000 were primarily for a new facility for our radio, sports and entertainment, and corporate technology group operations, broadcasting equipment, and leasehold improvements.

       For the periods presented, we financed our working capital needs primarily from cash provided by operating activities and bank borrowings. Over that period, long-term liquidity needs, including for acquisitions and to refinance our indebtedness, have been financed through additions to long-term debt, principally through bank borrowings and the issuance of subordinated debt securities, proceeds from the sale of our Florida outdoor advertising operations, and, to a lesser extent, through issuance of common stock. Capital expenditures for new property and equipment have been financed with both cash provided by operating activities and long-term debt. Cash used in operating activities for the first six months of 2000 was $23.2 million, an increase from cash used in operating activities of $8.2 million for the first six months of 1999.

       On April 14, 2000, we paid our shareholders a cash dividend of $.02 per share.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       There are no material changes in information about market risk that was provided in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The Annual Meeting of Shareholders of the Company was held on May 1,
       2000.

(b) The following directors were elected at the above meeting: Barry A. Ackerley, Gail A. Ackerley, Christopher H. Ackerley, Edward G. Ackerley, Deborah L. Bevier, Chris W. Birkeland, Kimberly A. Cleworth, Keith D. Grinstein, Michael T. Lennon and Michel C. Thielen.

(c)    The result of the vote for the directors was as follows:

DIRECTOR                         FOR               AGAINST       NOT VOTED         ABSTAINED
Barry A. Ackerley            131,802,114            2,000        2,779,837          186,917
Gail A. Ackerley             131,800,874            2,000        2,779,837          188,157
Christopher H. Ackerley      131,867,774            2,000        2,779,837          121,257
Edward G. Ackerley           131,799,874            2,000        2,779,837          189,157
Deborah L. Bevier            131,888,974            2,000        2,779,837          100,057
Chris W. Birkeland           131,884,774            2,000        2,779,837          104,257
Kimberly A. Cleworth         131,867,964            2,000        2,779,837          121,057
Keith D. Grinstein           131,885,974            2,000        2,779,837          103,057
Michael T. Lennon            131,885,974            2,000        2,779,837          103,057
Michel C. Thielen            131,889,174            2,000        2,779,837           99,857


(d) The shareholders approved an Employee Stock Purchase Plan. The result of the vote adopting the Plan was as follows: 127,587,160 for; 319,743 against; 73,188 abstained; and 6,970,777 shares not voted.

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       27    Financial Data Schedule for the three month period ended
             June 30, 2000.

(b)    Reports on Form 8-K: None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ACKERLEY GROUP, INC.


DATED:  August 14, 2000            By: /s/ Kevin E. Hylton
                                      ------------------------------------------
                                          Kevin E. Hylton
                                          Senior Vice President, Chief Financial
                                          Officer, and Assistant Secretary