Form 10-Q
period 2000-09-30
ACKERLEY GROUP INC
filed 2000-11-14
CIK 319120

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

                    For the quarter ended September 30, 2000

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

                                 Yes [X]  No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Class                    Outstanding at November 9, 2000
           --------------                    -------------------------------
    Common Stock, $.01 par value                    23,965,091 shares
    Class B Common Stock, $.01 par value            11,051,200 shares

================================================================================

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS
           SEPTEMBER 30, 2000 AND DECEMBER 31, 1999.............................       1

           CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND NINE MONTH PERIODS ENDED
           SEPTEMBER 30, 2000 AND 1999..........................................       2

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999.................       3

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................       4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................      10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK..........................................................      18

PART II -  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................      19

           SIGNATURES...........................................................      20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                            THE ACKERLEY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 _______________

                                     ASSETS

                                                                                  (Unaudited)
                                                                                 September 30,    December 31,
                                                                                      2000            1999
                                                                                 -------------    ------------
                                                                                         (In thousands)
Current assets:
    Cash and cash equivalents                                                     $     3,925    $      2,808
    Accounts receivable, net of allowance                                              59,756          61,133
    Current portion of broadcast rights                                                11,295           6,752
    Prepaid expenses                                                                   14,724          15,777
    Deferred tax asset                                                                  1,931          13,819
    Other current assets                                                                2,335           3,607
                                                                                  -----------     -----------
        Total current assets                                                           93,966         103,896
Property and equipment, net                                                           162,061         142,851
Goodwill, net                                                                         284,001         219,478
Other intangibles, net                                                                 75,417          22,899
Investment in affiliates                                                               17,739             832
Other assets                                                                           28,878          38,480
                                                                                  -----------     -----------
        Total assets                                                              $   662,062     $   528,436
                                                                                  ===========     ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $     5,648     $     6,827
    Accrued interest                                                                    3,391          10,936
    Accrued wages and commissions                                                       2,794           5,475
    Other accrued liabilities                                                          11,270          10,902
    Income taxes payable                                                               29,649             ---
    Deferred revenue                                                                   24,946          21,067
    Current portion of broadcast obligations                                           11,420           8,242
    Litigation accrual                                                                    ---           7,911
    Current portion of long-term debt                                                   8,806          10,832
                                                                                  -----------     -----------
        Total current liabilities                                                      97,924          82,192

Long-term debt, less current portion                                                  359,374         403,761
Other long-term liabilities                                                            20,939          15,194
                                                                                  -----------     -----------
        Total liabilities                                                         $   478,237     $   501,147

Stockholders' equity:
    Common stock, par value $.01 per share--authorized 50,000,000 shares; issued September 30, 2000 - 25,340,037 and December 31,
      1999 - 25,251,419 shares; and outstanding September 30, 2000 -
      23,965,091 and December 31, 1999 - 23,876,473 shares                                253             252

    Class B common stock, par value $.01 per share--authorized
      11,406,510 shares; issued and outstanding September 30,
      2000 -11,051,200 and December 31, 1999 - 11,088,730 shares                          111             111

    Capital in excess of par value                                                     57,937          57,478
    Accumulated earnings (deficit)                                                    135,613         (20,463)
    Less common stock in treasury, at cost                                            (10,089)        (10,089)
                                                                                  ------------    ------------
        Total stockholders' equity                                                    183,825          27,289
                                                                                  -----------     -----------
        Total liabilities and stockholders' equity                                $   662,062     $   528,436
                                                                                  ===========     ===========

                 See Notes to Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                                 _______________

                                                            For the Three Month           For the Nine Month
                                                                Period Ended                 Period Ended
                                                                September 30,                September 30,
                                                             2000           1999           2000           1999
                                                          ---------      ---------      ---------      ---------
                                                                 (In thousands, except per share amounts)
Revenue                                                   $  71,158      $  65,279      $ 246,784      $ 221,660
Less agency commissions and discounts                        (9,663)        (9,210)       (29,536)       (26,494)
                                                          ---------      ---------      ---------      ---------
Net revenue                                                  61,495         56,069        217,248        195,166

Expenses (other income):
   Operating expenses                                        53,978         44,622        189,427        161,520
   Restructuring expenses                                        --            (19)            --          1,108
   Depreciation and amortization expense                     10,085          8,001         27,668         19,584
   Equity in losses of affiliates                               133             --            801             --
   Interest expense, net                                      7,595          9,779         18,156         26,497
   Stock compensation expense                                    30             25             70            544
   Loss (gain) on dispositions of assets                        467           (122)      (280,166)       (29,055)
                                                          ---------      ---------      ---------      ---------
Total expenses (other income)                                72,288         62,286        (44,044)       180,198
                                                          ---------      ---------      ---------      ---------

Income (loss) before income taxes                           (10,793)        (6,217)       261,292         14,968
Income tax (expense) benefit                                  4,555          2,475       (104,517)        (5,687)
                                                          ---------      ---------      ---------      ---------
Income (loss) before extraordinary item                      (6,238)        (3,742)       156,755          9,281
Extraordinary item: loss on debt extinguishment                  --             --             --         (1,373)
                                                          ---------      ---------      ---------      ---------
Net income (loss)                                         $  (6,238)     $  (3,742)     $ 156,775      $   7,908
                                                          =========      =========      =========      =========

Income (loss) per common share - basic, before
  extraordinary item                                      $   (0.18)     $   (0.11)     $    4.48      $    0.29
Extraordinary item: loss on debt extinguishment                  --             --             --          (0.04)
                                                          ---------      ---------      ---------      ---------
Net income (loss) per common share - basic                $   (0.18)     $   (0.11)     $    4.48      $    0.25
                                                          =========      =========      =========      =========

Income (loss) per common share - diluted,
  before extraordinary item                               $   (0.18)     $   (0.11)     $    4.46      $    0.29
Extraordinary item: loss on debt extinguishment                  --             --             --          (0.05)
                                                          ---------      ---------      ---------      ---------
Net income (loss) per common share - diluted              $   (0.18)     $   (0.11)     $    4.46      $    0.24
                                                          =========      =========      =========      =========

Dividends per common share - basic                        $      --      $      --      $    0.02      $    0.02
                                                          =========      =========      =========      =========

Dividends per common share - diluted                      $      --      $      --      $    0.02      $    0.02
                                                          =========      =========      =========      =========

   Weighted average number of common shares                  35,012         33,486         34,985         32,255

   Weighted average number of common shares - diluted        35,012         33,486         35,117         32,443

                 See Notes to Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 _______________

                                                                                            For the Nine Month
                                                                                        Period Ended September 30,
                                                                                           2000            1999
                                                                                        ---------       ---------
                                                                                              (In thousands)
Cash flows from operating activities:
Reconciliation of net income to net cash used in operating activities:
    Net income                                                                          $ 156,775       $   7,908
        Stock compensation expense                                                             70             544
        Deferred tax expense                                                               12,251           5,686
        Debt extinguishment, net of taxes                                                      --           1,373
        Depreciation and amortization                                                      27,668          19,584
        Equity in losses of affiliates                                                        801              --
        Amortization of deferred financing costs                                            1,414           1,197
        Gain on dispositions of assets                                                   (280,166)        (29,055)
        Amortization of broadcast rights                                                    6,681           8,534
        Income from barter transactions, net                                                 (933)         (1,532)
        Amortization of gain on termination of interest rate swap agreement                  (669)            (56)

    Change in assets and liabilities:
        Accounts receivable                                                                 1,455          (1,964)
        Prepaid expenses                                                                   (3,685)         (7,579)
        Other current assets and other assets                                                 226           2,178
        Accounts payable and accrued interest, accrued wages and commissions              (11,463)          6,917
        Other accrued liabilities and other long-term liabilities                          27,134          (1,220)
        Deferred revenues                                                                   3,879            (895)
        Broadcast obligations                                                              (8,094)         (8,264)
                                                                                        ---------       ---------
    Net cash provided by (used in) investing activities                                   (66,656)          3,356

Cash flows from investing activities
    Proceeds from disposition of assets                                                   306,986          13,926
    Capital expenditures                                                                  (29,139)        (21,165)
    Payments for acquisitions                                                            (145,363)       (167,467)
    Payments for investments                                                              (17,709)         (4,500)
                                                                                        ---------       ---------
    Net cash provided by (used in) investing activities                                   114,775        (179,206)

Cash flows from financing activities:
    Borrowings under credit agreements                                                    152,000         297,063
    Payments under credit agreements                                                     (196,496)       (163,219)
    Payments under capital lease obligations                                               (1,766)           (672)
    Note redemption prepayment fees                                                            --          (1,208)
    Dividends paid                                                                           (700)           (632)
    Payments of deferred financing costs                                                     (487)         (6,080)
    Proceeds from stock issuance                                                              447          46,535
    Proceeds from termination of interest rate swap agreement                                  --           2,005
                                                                                        ---------       ---------
    Net cash provided by (used in) financing activities                                   (47,002)        173,792

Net increase (decrease) in cash and cash equivalents                                        1,117          (2,058)
Cash and cash equivalents at beginning of period                                            2,808           4,630
                                                                                        ---------       ---------
Cash and cash equivalents at end of period                                              $   3,925       $   2,572
                                                                                        =========       =========

    Supplemental cash flow information:
        Interest paid net of capitalized interest
        Noncash transactions:                                                           $  24,928       $  24,212

           Broadcast rights acquired and broadcast obligations assumed                  $   9,774       $   6,446

           Property and equipment acquired through barter                                     271             853

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

      The results of operations for any interim period are not necessarily indicative of anticipated results for the full year. The Company's results of operations may vary from quarter to quarter due in part to the timing of acquisitions and dispositions, and to seasonal variations in the operations of the television broadcasting, radio broadcasting, and sports & entertainment segments. In particular, the Company's net revenue and net income historically have been affected positively during the NBA basketball season (the first, second, and fourth quarters) and by increased advertising activity in the second and fourth quarters.

      Certain prior year's amounts have been reclassified to conform to the 2000 presentation.

NOTE 2. NEW ACCOUNTING STANDARD

      In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement deferred for one year the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt Statement No. 133 effective January 1, 2001.

      At September 30, 2000, the Company had outstanding interest rate contracts with financial institutions expiring in October 2001 which involve the exchange of fixed for floating rate of LIBOR on a notional principal amount of $130.0 million. Under the provisions of Statement No. 133, these contracts are to be reported on the balance sheet at their fair value. The Company will report a gain or loss from the cumulative effect of adoption of Statement No. 133 equal to the fair value of these contracts at January 1, 2001. At September 30, 2000, management estimates the fair value of these contracts to be approximately $2.3 million.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

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

      Investment in WETM(TV). On February 1, 2000, the Company entered into a LMA with Smith Television of New York, Inc. ("STNY") to provide programming and sales services to WETM(TV), the NBC affiliate licensed to Elmira, New York. The Company also invested approximately $17.0 million in STNY, which represents a 17.8% non-voting equity interest. Beginning in August 2003, STNY may require the Company to exchange the interest in STNY, plus $11.0 million in cash, for all the assets of WETM(TV). Under certain circumstances, the Company may have an option to purchase all or a controlling interest in STNY.

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

      Acquisition of Outdoor Advertising Company in New Jersey and New York City. On May 26, 2000, the Company entered into an agreement to acquire substantially all of the assets of an outdoor advertising company in New Jersey and New York City for approximately $5.0 million. In connection with the transaction, the Company paid $3.2 million of the purchase price into an escrow account, with the balance to be paid at closing, which is anticipated to occur in the fourth quarter of 2000.

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

      Acquisition of Outdoor Advertising Company in Washington and Oregon. On June 12, 2000, the Company entered into agreements to purchase substantially all of the assets of an outdoor advertising company serving portions of Washington and Oregon for approximately $5.0 million plus the assumption of certain liabilities. The Company paid $4.0 million of the purchase price on June 13, 2000 with the balance to be paid in the fourth quarter. The Company has recorded net assets with estimated fair values aggregating $1.4 million and goodwill of $2.6 million in connection with the transaction.

      Acquisition of KJEO(TV). On August 1, 2000, the Company purchased the membership interests of Fisher Broadcasting - Fresno, LLC, which owns television station KJEO(TV), the CBS affiliate licensed to Fresno, California, for approximately $60.0 million. The call letters were subsequently changed to KGPE. The Company initially recorded net assets with estimated fair values aggregating $3.0 million and goodwill of $57.0 million in connection with the transaction. This allocation is preliminary, pending the findings of a third party appraisal to be completed during the fourth quarter of 2000.

      Acquisition of WOKR(TV). On April 12, 1999 the Company purchased substantially all of the assets of WOKR(TV), the ABC affiliate licensed to Rochester, New York, for approximately $128.2 million. The Company initially recorded net assets with estimated fair values of $10.3 million and goodwill of $117.9 million in connection with the transaction. In the third quarter of 2000, the Company finalized the allocation of the purchase price with the end result that the Company recorded net assets of $10.3 million, goodwill of $56.8 million, and other intangible assets, consisting principally of an FCC license and network affiliation agreement, of $61.1 million. The effect on net income from this adjustment was not material.

NOTE 4. DEBT

      On January 5, 2000, the Company applied some of the proceeds from the sale of its Florida outdoor advertising operations (as discussed in Note 3) to fully repay outstanding borrowings under the 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. In connection with the transaction, the Company amended the 1999 Credit Agreement to waive, on a one-time basis, the mandatory requirement to apply 100% of net proceeds from asset dispositions to permanently repay borrowings under the Revolver and to provide for a new commitment amount under the Revolver of approximately $147.9 million. Additionally, the Company amended the 1999 Credit Agreement to provide for a delayed-draw term loan facility of approximately $126.8 million

(the "2000 Term Loan"). On September 15, 2000, the Company borrowed $54.0 million under the 2000 Term Loan. The Company may borrow through one more separate borrowing the balance available under the 2000 Term Loan. At September 30, the Company had borrowed $95.0 million under the Revolver in addition to $54.0 million under the 2000 Term Loan. To accommodate recent acquisitions, particularly KGPE(TV), the Company amended the 1999 Credit Agreement to provide waivers of compliance with, and to change the requirements of, certain restrictive covenants effective for the period June 30, 2000 through December 15, 2000. The Company anticipates that it will either replace the 1999 Credit Agreement or resolve its debt covenant issues prior to December 15, 2000.

NOTE 5. SHAREHOLDERS' EQUITY

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

NOTE 6. TELEVISION BROADCAST GROUP RESTRUCTURING

      On April 6, 1999, the Company announced the launch of Digital CentralCastingTM, a digital broadcasting system which allows the Company to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of the television stations within a regional group at one station. To implement this strategy, the Company has organized 16 of the television stations it owns and/or programs into the following three regional station groups: New York (WIXT, WOKR, WIVT, WBGH-LP, WUTR, WETM, and
WWTI), Central California (KCOY, KKFX-LP, KGET, and KGPE), and North Coast (KCBA, KION, KMTR, KVIQ, and KFTY).

      The Company expects to substantially complete the implementation of Digital CentralCastingTM for all of its television station groups by the fourth quarter of 2000. The Company recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the implementation of Digital CentralCastingTM. This restructuring charge consisted primarily of costs associated with employee staff reductions, contract termination, legal and other costs directly associated with the restructuring. As of September 30, 2000, termination benefits of approximately $0.4 million, representing 44 employees, had been paid and charged to the restructuring accrual. Approximately 70 employees in total are currently estimated to be terminated in connection with the restructuring.

NOTE 7. LITIGATION ACCRUAL

      The Company and two of its executive officers were defendants in a wrongful termination suit brought by former employees. At December 31, 1995, the Company initially recorded an accrual of $14.2 million, including estimated additional legal costs, related to the lawsuit. Following post-trial motions, the punitive damages award was reduced, and in 1997, the Company reduced the accrual related to this litigation by $5.0 million.

      On June 10, 1999, after a series of trials, the Court of Appeals ruled in favor of the plaintiffs. The Company petitioned for review of this decision by the U.S. Supreme Court, which was denied without comment by the Court on January 18, 2000. Accordingly, the Company paid awarded damages, accrued interest thereon, and plaintiff attorney's fees of approximately $7.5 million in the first quarter of 2000.

NOTE 8. INDUSTRY SEGMENT INFORMATION

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

      Selected financial information for these segments for the three and nine month periods ended September 30, 2000 and 1999 is presented as follows:

                                   OUTDOOR      TELEVISION      RADIO        SPORTS &
                                    MEDIA      BROADCASTING  BROADCASTING ENTERTAINMENT   CONSOLIDATED
                                   --------    ------------  ------------ -------------   ------------
                                                            (In thousands)
THREE MONTH PERIOD ENDED
SEPTEMBER 30, 2000:
Net revenue                        $ 24,741      $ 25,570      $  7,200     $  3,984        $ 61,495
Segment operating expenses          (13,041)      (22,076)       (5,079)      (7,512)        (47,708)
                                   --------      --------      --------     --------        --------
Segment Operating Cash Flow        $ 11,700      $  3,494      $  2,121     $ (3,528)       $ 13,787
                                   ========      ========      ========     ========
Corporate overhead                                                                            (6,270)
                                                                                            --------
Operating Cash Flow                                                                            7,517

Other (expenses):
    Depreciation and
       amortization expense                                                                  (10,085)
    Equity in losses of
       affiliates                                                                               (133)
    Interest expense, net                                                                     (7,595)
    Stock compensation expense                                                                   (30)
    Loss on dispositions of assets                                                              (467)
                                                                                            --------
Loss before income taxes                                                                    $(10,793)
                                                                                            ========

Segment assets                     $111,953      $369,357      $ 57,178     $ 44,940        $583,428
                                   ========      ========      ========     ========
Corporate assets                                                                              78,634
                                                                                            --------
Total assets                                                                                $662,062
                                                                                            ========

THREE MONTH PERIOD ENDED
SEPTEMBER 30, 1999:
Net revenue                        $ 26,263      $ 20,040      $  7,743     $  2,023        $ 56,069
Segment operating expenses          (13,758)      (17,234)       (4,165)      (4,945)        (40,102)
                                   --------      --------      --------     --------        --------
Segment Operating Cash Flow        $ 12,505      $  2,806      $  3,578     $ (2,922)       $ 15,967
                                   ========      ========      ========     =========
Corporate overhead                                                                            (4,501)
                                                                                            --------
Operating Cash Flow                                                                           11,466

Other (expenses) income:
    Depreciation and
       amortization expense                                                                   (8,001)
    Interest expense, net                                                                     (9,779)
    Stock compensation expense                                                                   (25)
    Gain on dispositions of assets                                                               122
                                                                                            --------
Loss before income taxes and
    extraordinary item                                                                      $ (6,217)
                                                                                            ========

Segment assets                     $ 92,844      $271,609      $ 60,598     $ 40,598        $465,649
                                   ========      ========      ========     ========
Corporate assets                                                                              46,958
                                                                                            --------
Total assets                                                                                $512,607
                                                                                            ========

                                   OUTDOOR      TELEVISION      RADIO        SPORTS &
                                    MEDIA      BROADCASTING  BROADCASTING ENTERTAINMENT   CONSOLIDATED
                                   --------    ------------  ------------ -------------   ------------
                                                            (In thousands)
NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2000:
Net revenue                        $ 67,784      $ 75,261      $ 21,213     $ 52,990        $217,248
Segment operating expenses          (37,912)      (62,228)      (14,234)     (56,989)       (171,363)
                                   --------      --------      --------     --------        --------
Segment Operating Cash Flow        $ 29,872      $ 13,033      $  6,979     $ (3,999)       $ 45,885
                                   ========      ========      ========     ========
Corporate overhead                                                                           (18,064)
                                                                                            --------
Operating Cash Flow                                                                           27,821

Other (expenses) income:
    Depreciation and
       amortization expense                                                                  (27,668)
    Equity in losses of affiliates                                                              (801)
    Interest expense, net                                                                    (18,156)
    Stock compensation expense                                                                   (70)
    Gain on dispositions of assets                                                           280,166
                                                                                            --------
Income before income taxes                                                                  $261,292
                                                                                            ========

NINE MONTH PERIOD ENDED
SEPTEMBER 30, 1999:
Net revenue                        $ 71,997      $ 57,720      $ 19,899     $ 45,550        $195,166
Segment operating expenses          (40,764)      (52,151)      (11,518)     (46,051)       (150,484)
                                   --------      --------      --------     --------        --------
Segment Operating Cash Flow        $ 31,233      $  5,569      $  8,381     $   (501)       $ 44,682
                                   ========      ========      ========     ========
Corporate overhead                                                                           (12,144)
                                                                                            --------
Operating Cash Flow                                                                           32,538

Other (expenses) income:
    Depreciation and
       amortization expense                                                                  (19,584)
    Interest expense, net                                                                    (26,497)
    Stock compensation expense                                                                  (544)
    Gain on dispositions of assets                                                            29,055
                                                                                            --------
Income before income taxes and
    extraordinary item                                                                      $ 14,968
                                                                                            ========

      The increase in assets from the outdoor media and television broadcasting segments as of September 30, 2000 compared to December 31, 1999 is primarily due to the acquisitions of four outdoor advertising companies and television stations KION, WUTR, WBGH-LP, KKFX-LP, WWTI and KGPE as discussed in Note 3.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We reported net income of $156.8 million for the first nine months of 2000, compared to net income of $7.9 million for the first nine months of 1999. Net revenue for the first nine months of 2000 increased over the same period last year by $22.0 million, or 11%, to $217.2 million compared to $195.2 million, while our Operating Cash Flow (as defined below) decreased by $4.7 million, or 14%, to $27.8 million compared to $32.5 million for the first nine months of 1999.

      On April 14, 2000, we paid a $.02 per share dividend.

      During 2000, we sold our Florida outdoor advertising operations and acquired four outdoor advertising companies. In addition, we acquired six television stations, two of which we previously provided programming and sales services for under local marketing agreements. We also entered into a local marketing agreement to provide programming and sales services to an additional television station. These transactions are more fully described in Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

     The following tables set forth certain historical financial and operating data for the three and nine month periods ended September 30, 2000 and 1999, including net revenue, operating expenses, and Segment Operating Cash Flow for each segment:

                                                                    THREE MONTH PERIOD ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------
                                                                      2000                        1999
                                                             -----------------------      -----------------------
                                                                           (DOLLARS IN THOUSANDS)
                                                                            AS % OF                      AS % OF
                                                              AMOUNT      NET REVENUE      AMOUNT      NET REVENUE
                                                             -------      -----------     -------      -----------
Net revenue ...........................................      $ 61,495         100.0%     $ 56,069         100.0%
Segment operating expenses ............................        47,708          77.6%       40,102          71.5%
Corporate overhead ....................................         6,270          10.2%        4,501           8.0%
                                                             --------                    --------
          Total operating expenses ....................        53,978          87.8%       44,603          79.6%
                                                             --------                    --------

Operating Cash Flow ...................................         7,517          12.2%       11,466          20.4%

                                                                    THREE MONTH PERIOD ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------
                                                                      2000                        1999
                                                             -----------------------      -----------------------
                                                                           (DOLLARS IN THOUSANDS)
                                                                            AS % OF                      AS % OF
                                                              AMOUNT      NET REVENUE      AMOUNT      NET REVENUE
                                                             -------      -----------     -------      -----------
Other expenses and (income):
    Depreciation and amortization expense .............        10,085          16.4%        8,001          14.3%
    Equity in losses of affiliates ....................           133           0.2%           --            --
    Interest expense ..................................         7,595          12.4%        9,779          17.4%
    Stock compensation expense ........................            30           0.0%           25            --
    Net (gain) loss on dispositions of assets .........           467           0.8%         (122)         (0.2%)
                                                             --------                    --------
          Total other expenses and (income) ...........        18,310          29.8%       17,683          31.5%
                                                             --------                    --------

Income (loss) before income taxes .....................       (10,793)        (17.6%)      (6,217)        (11.1%)
Income tax expense (benefit) ..........................         4,555           7.4%        2,475           4.4%
                                                             --------                    --------
Net income (loss) .....................................      $ (6,238)        (10.1%)    $ (3,742)         (6.7%)
                                                             ========                    ========

                                                                     NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------
                                                                      2000                        1999
                                                             -----------------------      -----------------------
                                                                           (DOLLARS IN THOUSANDS)
                                                                            AS % OF                      AS % OF
                                                              AMOUNT      NET REVENUE      AMOUNT      NET REVENUE
                                                             -------      -----------     -------      -----------


Net revenue ...........................................      $ 217,248       100.0%      $195,166         100.0%

Segment operating expenses ............................        171,363        78.9%       150,484          77.1%
Corporate overhead ....................................         18,064         8.3%        12,144           6.2%
                                                             ---------                   --------
          Total operating expenses ....................        189,427        87.2%       162,628          83.3%
                                                             ---------                   --------

Operating Cash Flow ...................................         27,821        12.8%        32,538          16.7%

Other expenses and (income):
    Depreciation and amortization expense .............         27,668        12.7%        19,584          10.0%
    Equity in losses of affiliates ....................            801         0.4%            --            --
    Interest expense ..................................         18,156         8.4%        26,497          13.6%
    Stock compensation expense ........................             70         0.0%           544           0.4%
    Net gain on dispositions of assets ................       (280,166)     (129.0%)      (29,055)        (14.9%)
                                                             ---------                   --------
          Total other expenses and income .............       (233,471)     (107.5%)       17,570           9.0%
                                                             ---------                   --------

Income before income taxes ............................        261,292       120.3%        14,968           7.7%
Income tax expense ....................................       (104,517)      (48.1%)       (5,687)         (2.9%)
                                                             ---------                   --------
Income before extraordinary item ......................        156,775        72.2%         9,281           4.8%

Extraordinary item ....................................             --         0.0%        (1,373)         (0.7%)
                                                             ---------                   --------
Net income ............................................      $ 156,775        72.2%      $  7,908           4.1%
                                                             =========                   ========


                                                       THREE MONTH PERIOD ENDED           NINE MONTH PERIOD
                                                            SEPTEMBER  30,               ENDED SEPTEMBER 30,
                                                      -------------------------       -------------------------
                                                         2000            1999            2000            1999
                                                      ---------       ---------       ---------       ---------
                                                                       (DOLLARS IN THOUSANDS)
Net revenue:
   Outdoor media ................................     $  24,741       $  26,263       $  67,784       $  71,997
   Television broadcasting ......................        25,570          20,040          75,261          57,720
   Radio broadcasting ...........................         7,200           7,743          21,213          19,899
   Sports & entertainment .......................         3,984           2,023          52,990          45,550
                                                      ---------       ---------       ---------       ---------
        Total net revenue .......................     $  61,495       $  56,069       $ 217,248       $ 195,166
                                                      =========       =========       =========       =========

Segment operating expenses:
   Outdoor media ................................     $ (13,041)      $ (13,758)      $ (37,912)      $ (40,764)
   Television broadcasting ......................       (22,076)        (17,234)        (62,228)        (52,151)
   Radio broadcasting ...........................        (5,079)         (4,165)        (14,234)        (11,518)
   Sports & entertainment .......................        (7,512)         (4,945)        (56,989)        (46,051)
                                                      ---------       ---------       ---------       ---------
        Total segment operating expenses ........     $ (47,708)      $ (40,102)      $(171,363)      $(150,484)
                                                      =========       =========       =========       =========

                                                       THREE MONTH PERIOD ENDED           NINE MONTH PERIOD
                                                            SEPTEMBER  30,               ENDED SEPTEMBER 30,
                                                      -------------------------       -------------------------
                                                         2000            1999            2000            1999
                                                      ---------       ---------       ---------       ---------
                                                                       (DOLLARS IN THOUSANDS)
Segment Operating Cash Flow:
   Outdoor media ................................     $  11,700       $  12,505       $  29,872       $  31,233
   Television broadcasting ......................         3,494           2,806          13,033           5,569
   Radio broadcasting ...........................         2,121           3,578           6,979           8,381
   Sports & entertainment .......................        (3,528)         (2,922)         (3,999)           (501)
                                                      ---------       ---------       ---------       ---------
      Total segment Operating Cash Flow .........        13,787          15,967          45,885          44,682
   Corporate overhead ...........................        (6,270)         (4,501)        (18,064)        (12,144)
                                                      ---------       ---------       ---------       ---------
         Total Operating Cash Flow ..............     $   7,517       $  11,466       $  27,821       $  32,538
                                                      =========       =========       =========       =========

Change in net revenue from prior periods:
   Outdoor media ................................          (5.8%)           6.7%           (5.9%)         (14.7%)
   Television broadcasting ......................          27.6%           25.8%           30.4%           21.5%
   Radio broadcasting ...........................          (7.0%)          10.9%            6.6%            8.3%
   Sports & entertainment .......................          96.8%          253.7%           16.3%          (16.7%)
         Change in total net revenue ............           9.7%           16.6%           11.3%           (4.8%)

Segment operating expenses as a % of segment
   net revenue:
   Outdoor media ................................          52.7%           52.4%           55.9%           56.6%
   Television broadcasting ......................          86.3%           86.0%           82.7%           90.4%
   Radio broadcasting ...........................          70.5%           53.8%           67.1%           57.9%
   Sports & entertainment .......................         188.6%          244.4%          107.5%          101.1%
         Total segment operating expenses as
            a % of segment net revenue ..........          77.6%           71.5%           78.9%           77.1%

Operating Cash Flow as a % of segment net
   revenue:
   Outdoor media ................................          47.3%           47.6%           44.1%           43.4%
   Television broadcasting ......................          13.7%           14.0%           17.3%            9.6%
   Radio broadcasting ...........................          29.5%           46.2%           32.9%           42.1%
   Sports & entertainment .......................         (88.6%)        (144.4%)          (7.5%)          (1.1%)
        Total Operating Cash Flow as a
           % of segment net revenue .............          12.2%           20.4%           12.8%           16.7%

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

      Net Revenue. Net revenue for the third quarter of 2000 was $61.5 million. This represented an increase of $5.4 million, or 10%, compared to $56.1 million for the third quarter of 1999. Changes in net revenue were as follows:

      - Outdoor Media. Net revenue from our outdoor media segment for the third quarter of 2000 decreased by $1.6 million, or 6%, to $24.7 million compared to $26.3 million for the third quarter of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our net revenue for the third quarter of 2000 from our outdoor media segment increased by $4.8 million, or 24%, compared to the third quarter of 1999. This increase was due primarily to an increase in both national and local sales.

      - Television Broadcasting. Net revenue from our television broadcasting segment for the third quarter of 2000 increased by $5.6 million, or 28%, to $25.6 million compared to $20.0 million for the third quarter of 1999. This increase was due mainly to the addition of television stations KGPE, WWTI, KKFX, WETM and WBGH in 2000, and KTVF in August of 1999. Excluding these transactions, our net revenue for the third quarter of 2000 from our television broadcasting segment increased by $1.5 million, or 8%, compared to the third quarter of 1999. This increase was due primarily to increased news programming and political campaign advertising.

    - Radio Broadcasting. Net revenue from our radio broadcasting segment for the third quarter of 2000 decreased by $0.5 million, or 7%, to $7.2 million compared to $7.7 million for the third quarter of 1999. This decrease is consistent with the sector trends on a national level and, additionally due to a format change of one of our FM stations.

    - Sports & Entertainment. Net revenue from our sports & entertainment segment for the third quarter of 2000 increased by $2.0 million, to $4.0 million compared to $2.0 million for the third quarter of 1999. This increase was due to the inaugural season of the Seattle Storm, which we operate under an agreement with the WNBA.

     Segment Operating Expenses. Segment operating expenses (which exclude corporate overhead) for the third quarter of 2000 were $47.7 million. This represented an increase of $7.6 million, or 19%, compared to $40.1 million for the third quarter of 1999. Changes in segment operating expenses were as follows:

      - Outdoor Media. Operating expenses from our outdoor media segment for the third quarter of 2000 decreased by $0.8 million, or 6%, to $13.0 million compared to $13.8 million for the third quarter of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our operating expenses from our outdoor media segment for the third quarter of 2000 increased by $3.4 million, or 35%, compared to the third quarter of 1999. This increase was due to higher real estate lease costs for our advertising displays and increased expenses related to the expansion of our national sales force.

      - Television Broadcasting. Operating expenses from our television broadcasting segment for the third quarter of 2000 increased by $4.9 million, or 28%, to $22.1 million compared to $17.2 million for the third quarter of 1999. This increase was due mainly to the addition of television stations KGPE, WWTI, KKFX, WETM and WBGH in 2000, and KTVF in August 1999. Excluding these transactions, our operating expenses from our television broadcasting segment for the third quarter of 2000 increased by $1.4 million, or 8%, compared to the third quarter of 1999. This is due mainly to costs associated with increased local news programming.

      - Radio Broadcasting. Operating expenses from our radio broadcasting segment for the third quarter of 2000 increased by $0.9 million, or 21%, to $5.1 million compared to $4.2 million for the third quarter of 1999. This increase was due primarily to higher expenses relating to changing the broadcasting format of one of our FM stations.

      - Sports & Entertainment. Operating expenses from our sports & entertainment segment for the third quarter of 2000 increased by $2.6 million, to, 53%, $7.5 million compared to $4.9 million for the third quarter of 1999. This increase was due to the costs associated with the inaugural season of the Seattle Storm.

      Corporate Overhead Expenses. Corporate overhead expenses for the third quarter of 2000 were $6.3 million. This represented an increase of $1.8 million, or 40%, compared to $4.5 million for the third quarter of 1999. This increase was primarily a result of increased employment-related expenses and increased costs related to our corporate aircraft, including the estimated costs to dispose of an aircraft.

      Operating Cash Flow. Operating Cash Flow for the third quarter of 2000 was $7.5 million. This represented a decrease of $4.0 million, or 35%, compared to $11.5 million for the third quarter of 1999. Approximately $1.6 million of this decrease is due to the loss of operating cash flow following the sale of our Florida outdoor advertising operation, net of the operating cash flow gained from our television station acquisitions in 2000. The remainder of the decrease is due primarily to the increase in corporate overhead and the decrease in the Segment Operating Cash Flow from our sports & entertainment segment. Operating Cash Flow as a percentage of total net revenue decreased to 12.2% for the third quarter of 2000 compared to 20.4% for the third quarter of 1999.

      Depreciation and Amortization Expenses. Depreciation and amortization expenses were $10.1 million for the third quarter of 2000. This represented an increase of $2.1 million, or 26%, compared to $8.0 million for the third quarter of 1999. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000 and 1999.

      Interest Expense. Interest expense was $7.6 million for the third quarter of 2000. This represented a decrease of $2.2 million, or 22%, compared to $9.8 million for the third quarter of 1999. This decrease was due primarily to lower average debt balances during the third quarter of 2000, which reflects the application of proceeds from the sale of our Florida outdoor advertising operations in January 2000.

      Loss on Dispositions of Assets. We recognized a loss on dispositions of assets of $0.5 million for the third quarter of 2000 due to adjustments to the gains from the sale of our Florida outdoor advertising operations and television station KCBA in California in January 2000. For the third quarter of 1999, we recognized a gain on dispositions of assets of $0.1 million, which mainly represented a gain from the exchange of television station KKTV for television station KCOY in May 1999.

      Income Tax Expense. We recognized an income tax benefit of $4.6 million for the third quarter of 2000 based on our loss before income taxes of $10.8 million. For the third quarter of 1999, we recognized an income tax benefit of $2.5 million based on our pretax loss of $6.2 million.

      Net Loss. Net loss was $6.2 million for the third quarter of 2000, compared to our net loss of $3.7 million for the third quarter of 1999. This increase was due primarily to the decrease in Operating Cash Flow and increase in depreciation and amortization and income tax expense partially offset by the decrease in interest expense in the third quarter of 2000 compared to the third quarter of 1999.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999.

      Net Revenue. Net revenue for the nine month period ended September 30, 2000 was $217.2 million. This represented an increase of $22.0 million, or 11%, compared to $195.2 million for the nine month period ended September 30, 1999. Changes in net revenue were as follows:

      - Outdoor Media. Net revenue from our outdoor media segment for the first nine months of 2000 decreased by $4.2 million, or 6%, to $67.8 million compared to $72.0 million for the first nine months of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our net revenue for the first nine months of 2000 from our outdoor media segment increased by $14.8 million, or 28%, compared to the first nine months of 1999. This increase resulted primarily from an increase in both national and local sales.

      - Television Broadcasting. Net revenue from our television broadcasting segment for the first nine months of 2000 increased by $17.6 million, or 31%, to $75.3 million compared to $57.7 million for the first nine months of 1999. This increase was due mainly to the addition of television stations KGPE, WWTI, KKFX, WETM and WBGH in 2000, and KTVF in August 1999.

         Excluding these transactions, our net revenue for the first nine months of 2000 from our television broadcasting segment increased by $3.6 million, or 9%, compared to the first nine months of 1999. This increase was due primarily to increased news programming and political campaign advertising.

      - Radio Broadcasting. Net revenue from our radio broadcasting segment for the first nine months of 2000 increased by $1.3 million, or 7%, to $21.2 million compared to $19.9 million for the first nine months of 1999. This increase was due primarily to an increase in both national and local sales.

      - Sports & Entertainment. Net revenue from our sports & entertainment segment for the first nine months of 2000 increased by $7.4 million, or 16%, to $53.0 million compared to $45.6 million for the first nine months of 1999. This increase was due primarily to the commencement of the full 1999-2000 basketball season in contrast to the cancellation of preseason and regular season games through February 4, 1999 as a result of the NBA lockout, the Seattle Supersonics' participation in the 2000 NBA playoffs, as well as the inaugural season of the Seattle Storm, which we operate under an agreement with the WNBA.

      Segment Operating Expenses. Segment Operating expenses (which exclude corporate overhead) for the first nine months ended September 30, 2000 were $171.4 million. This represented an increase of $20.9 million, or 14%, compared to $150.5 million for the nine months ended September 30, 1999. Changes in segment operating expenses were as follows:

      - Outdoor Media. Operating expenses from our outdoor media segment for the first nine months of 2000 decreased by $2.9 million, or 7%, to $37.9 million compared to $40.8 million for the first nine months of 1999. This decrease was due primarily to the sale of our Florida outdoor advertising operations in January 2000. Excluding our Florida outdoor advertising operations, our operating expenses from our outdoor media segment for the first nine months of 2000 increased by $9.2 million, or 32%, from 1999. This increase was due primarily to higher real estate lease costs for our advertising displays and increased expenses related to the expansion of our national sales force.

      - Television Broadcasting. Operating expenses from our television broadcasting segment for the first nine months of 2000 increased by $10.0 million, or 19%, to $62.2 million compared to $52.2 million for the first nine months of 1999. This increase was due mainly to the addition of stations KGPE, WWTI, KKFX, WETM and WBGH in 2000, and KTVF in August 1999. Excluding these transactions, our operating expenses from our television broadcasting segment for the first nine months of 2000 increased by $1.4 million, or 4%, compared to the first nine months of 1999. The increase was due primarily to costs associated with increased local news programming.

      - Radio Broadcasting. Operating expenses from our radio broadcasting segment for the first nine months of 2000 increased by $2.7 million, or 23%, to $14.2 million compared to $11.5 million for the first nine months of 1999. This increase was due primarily to higher expenses relating to changing the broadcasting format of one of our FM stations.

      - Sports & Entertainment. Operating expenses from our sports & entertainment segment for the first nine months of 2000 increased by $10.9 million, or 24%, to $57.0 million compared to $46.1 million for the first nine months of 1999. This increase was due primarily to the commencement of the full 1999-2000 basketball season in contrast to the cancellation of preseason and regular season games through February 4, 1999 as a result of the NBA lockout, the

         Seattle Supersonics' participation in the 2000 NBA playoffs, as well as the inaugural season of the Seattle Storm.

      Corporate Overhead Expenses. Corporate overhead expenses for the first nine months of 2000 were $18.1 million. This represented an increase of $6.0 million, or 50%, compared to $12.1 million for the first nine months of 1999. This increase was primarily a result of increased employment-related expenses, increased costs related to our corporate aircraft, including the estimated costs to dispose of an aircraft and costs associated with celebrating the Company's 25th anniversary.

      Operating Cash Flow. Operating Cash Flow for the first nine months of 2000 was $27.8 million. This represented a decrease of $4.7 million, or 14%, compared to $32.5 million for the first nine months of 1999. Approximately $1.7 million of this decrease is due to the loss of operating cash flow from our Florida outdoor advertising operations, net of operating cash flow gained from our television station acquisitions in 2000. The remainder of the decrease is due to the increase in corporate overhead and the decrease in Segment Operating Cash Flow from our sports & entertainment and radio broadcasting segments, partially offset by increases in operating cash flow from our remaining outdoor advertising operations, excluding Florida, and the television stations that we owned or operated in both 1999 and 2000. Segment Operating Cash Flow as a percentage of total revenue decreased to 12.8% for the first nine months of 2000 compared to 16.7% for the first nine months of 1999.

      Depreciation and Amortization Expenses. Depreciation and amortization expenses were $27.7 million for the first nine months of 2000. This represented an increase of $8.1 million, or 41%, compared to $19.6 million for the first nine months of 1999. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000 and 1999.

      Interest Expense. Interest expense was $18.2 million for the first nine months of 2000. This represented a decrease of $8.3 million, or 31%, compared to $26.5 million for the first nine months of 1999. This decrease was due primarily to lower average debt balances during the nine months of 2000, which reflects the application of proceeds from the sale of our Florida outdoor advertising operations in January 2000.

      Gain on Dispositions of Assets. We recognized a gain on dispositions of assets of $280.2 million for the first nine months of 2000 due to the sale of our Florida outdoor advertising operations and television station KCBA in California in January 2000. For the first nine months of 1999, we recognized a gain on dispositions of assets of $29.1 million, which represented primarily a gain from the exchange of the assets of television station KKTV for the assets of television station KCOY.

      Income Tax Expense. We recognized income tax expenses of $104.5 million for the first nine months of 2000 based on our income before income taxes of $261.3 million. This included approximately $12.3 million of deferred tax expense, due to the utilization of net operating loss and alternative minimum tax credit carry forwards, as well as the payment of the litigation accrual discussed in Note 7 to the Consolidated Financial Statements. For the first nine months of 1999, we recognized an income tax expense of $5.7 million as a result of our pretax income of $15.0 million.

      Extraordinary Item. In the first nine months of 1999, we replaced our existing credit agreement with a new $325.0 million credit agreement and redeemed our $20.0 million 10.48% Senior Subordinated Notes. These transactions resulted in an aggregate charge of $1.4 million, net of taxes, primarily consisting of the write-off of deferred financing costs and prepayment fees. There were no such transactions in the first nine months of 2000.

      Net Income. Net income was $156.8 million for the first nine months of 2000, compared to our net income of $7.9 million for the first nine months of 1999. This increase was due primarily to the sale of our Florida outdoor advertising operations in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

      On January 5, 2000, we sold substantially all of our assets of our outdoor advertising operations serving the Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida markets for approximately $300.0 million in cash, plus the assumption of certain liabilities. Concurrent with the transaction, we applied net proceeds from the sale to fully repay outstanding borrowings under the 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. These transactions are more fully described in Notes 3 and 4 to the Consolidated Financial Statements.

      During the first nine months of 2000, we purchased substantially all of the assets of four outdoor advertising companies and seven television stations. These acquisitions were financed with borrowings under our 1999 Credit Agreement and proceeds from the sale of our Florida outdoor advertising operations. These transactions are more fully described in Note 3 to the Consolidated Financial Statements.

      Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on our total leverage ratio. As of September 30, 2000, the weighted average annual interest rate of borrowings under the 1999 Credit Agreement was approximately 9.9%. In connection with a temporary waiver we obtained of certain financial covenants under the Credit Agreement (as discussed below), the defined margins for the period September 30, 2000 to December 15, 2000 have increased.

      We have pledged substantially all of our subsidiaries' outstanding stock and assets as collateral for amounts due under the 1999 Credit Agreement. Thus, if we default under the 1999 Credit Agreement, the lenders may take possession of and sell some or substantially all of our subsidiaries or their assets.

      In addition, the 1999 Credit Agreement and the Indenture for the 9% Senior Subordinated Notes restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios. We obtained a waiver of compliance with our leverage ratio and acquisition covenant under the 1999 Credit Agreement, effective September 30, 2000 until December 15, 2000, to accommodate recent acquisitions. We have complied with all other ratios and covenants with respect to this agreement. We anticipate, however, that we will either replace the 1999 Credit Agreement, prior to December 15, 2000, or be in compliance with the leverage ratio under the 1999 Credit Agreement after December 15, 2000.

      Our working capital decreased by $25.7 million to a deficit position of $4.0 million at September 30, 2000 from $21.7 million at December 31, 1999 primarily due to increased accrued income taxes.

      We spent $29.1 million on capital expenditures for the nine month period ended September 30, 2000, compared to $21.2 million in the corresponding period in 1999. Capital expenditures in the first nine months of 2000 were primarily for broadcasting equipment, leasehold improvements and a new facility for our radio, sports & entertainment, and corporate technology group operations.

      For the periods presented, we financed our working capital needs primarily from cash provided by operating activities and bank borrowings. Over that period, long-term liquidity needs, including acquisition financing and indebtedness refinancing, have been satisfied through additions to long-term debt, principally through bank borrowings and the issuance of subordinated debt securities, proceeds from the sale of our Florida outdoor advertising operations, and, to a lesser extent, through issuance of common stock. Capital expenditures for new property and equipment have been financed with cash provided by operating activities, proceeds from dispositions of assets, and long-term debt. Cash used in operating activities for the first nine months of 2000 was $66.7 million, a decrease from cash provided by operating activities of $3.4 million for the first nine months of 1999.

      On April 14, 2000, we paid our shareholders a cash dividend of $0.02 per share.

      In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement deferred for one year the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, we will adopt Statement No. 133 effective January 1, 2001.

      At September 30, 2000, we had outstanding interest rate contracts with financial institutions expiring in October, 2001 which involve the exchange of fixed for floating rate of LIBOR on a national principal amount of $130.0 million. Under the provisions of Statement No. 133, these contracts are to be reported on the balance sheet at their fair value. We will report a gain or loss from the cumulative effect of adoption of Statement No. 133 equal to the fair value of these contracts at January 1, 2001. We estimate the fair value of these contracts to be approximately $2.3 million at September 30, 2000.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      There are no material changes in information about market risk that was provided in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
         27      Financial Data Schedule for the three month period ended
                 September 30, 2000.

(b)   Reports on Form 8-K: None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ACKERLEY GROUP, INC.


DATED: November 13, 2000               By: /s/ Kevin E. Hylton
                                          __________________________________
                                          Kevin E. Hylton
                                          Senior Vice President, Chief Financial
                                          Officer, and Assistant Secretary