Form 10-K
period 2000-12-31
ACKERLEY GROUP INC
filed 2001-04-02
CIK 319120

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-10321

                            THE ACKERLEY GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           91-1043807
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                    ORGANIZATION)                          (I.R.S. EMPLOYER IDENTIFICATION NO.)

           1301 FIFTH AVENUE, SUITE 4000
                SEATTLE, WASHINGTON                                        98101
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 624-2888

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
                -------------------                        ------------------------------------
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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2001 was $206,706,929.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2001 was:

                  TITLE OF CLASS                               NUMBER OF SHARES OUTSTANDING
                  --------------                               ----------------------------
           COMMON STOCK, $.01 PAR VALUE                              24,020,548 SHARES
       CLASS B COMMON STOCK, $.01 PAR VALUE                          11,039,588 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 3, 2001, are incorporated by reference under Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

GENERAL INFORMATION

     The Ackerley Group, Inc. was founded in 1975 as a Washington corporation. In 1978, we were reincorporated under Delaware law. We are a diversified media and entertainment company which engages in four principal businesses: outdoor media, television broadcasting, radio broadcasting, and interactive media. Our outdoor media, television broadcasting, radio broadcasting, and interactive media segments accounted for approximately 40%, 48%, 12%, and 0%, respectively, of our net revenue for the year ended December 31, 2000. On January 11, 2001, we signed an agreement to sell our Seattle SuperSonics NBA franchise, along with our interests in the Seattle Storm WNBA team and our Full House Sports & Entertainment division, for approximately $200.0 million. We expect the sale, which is pending approval of the NBA Board of Governors, to close before April 15, 2001. Accordingly, our sports & entertainment segment is now reported for financial purposes as "discontinued operations."

     - Outdoor Media. We engage in outdoor advertising in Massachusetts, New York, and New Jersey and the Pacific Northwest. We have 6,039 outdoor displays in our primary markets of Boston-Worcester, Massachusetts; Seattle-Tacoma, Washington; and Portland, Oregon. We believe that we have leading positions in the primary markets in which we operate, based upon the number of outdoor advertising displays.

     - Television Broadcasting. We engage in television broadcasting in New York, California, Oregon, Washington, and Alaska. We own sixteen television stations and program two additional television stations under time brokerage or local marketing agreements ("LMAs"). Consistent with our strategy of local news leadership, ten of the sixteen network-affiliated television stations we own or program ranked first or second in their designated market areas ("DMAs"), in terms of local news ratings points delivered, according to the November 2000 Nielsen Station Index.

     - Radio Broadcasting. We own and operate four radio stations in the Seattle-Tacoma, Washington market. We also provide sales and other services for KFNK(FM), another station in the Seattle-Tacoma market, pursuant to a joint sales agreement with the owner of that station. KUBE(FM) is the highest ranked FM station in the market in its target demographic of adults 18 to 34 years old and is third overall in the market in terms of share of its market service area ("MSA"), according to the Fall 2000 Arbitron Radio Market Report; KJR(AM) is the only sports talk station in the market.

     - Interactive Media. We own and operate local market news and information Web sites in California and New York that are built through strategic partnerships with local media companies that provide promotional power, reliable news and information content and intimate knowledge of the local marketplace. We currently operate two portal sites: www.iknowbakersfield.com in Bakersfield, California and www.iknowrochester.com in Rochester, New York. These operations, known as the iKnow Network(TM), combine the live, multimedia aspects of television and radio with the depth of news and community information of newspapers.

BUSINESS STRATEGY

     Our primary strategy is to develop and acquire media assets that enable us to offer advertisers a choice of media outlets for distributing their marketing messages. To this end, we have assembled a diverse portfolio of media assets. We believe our businesses are linked by a common goal of increasing the number of advertising impressions made, regardless of whether the impression is made via radio, television, outdoor media display, or web page. Following disposal of our sports & entertainment operations (which is described in greater detail in Note 4 to the Consolidated Financial Statements), we intend to evolve as a media company focused on these segments and pursuing our core competencies.

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

     We believe the following elements of our strategy provide us with competitive advantages:

     Maintain and Develop Leadership Positions in Markets Served. We seek to be a leader in each of our markets. We believe that we own the most outdoor advertising display faces in each of the primary geographic markets in which we operate, based on the Traffic Audit Bureau's most recent Summary of Audited Markets, issued in August 2000. Ten of the sixteen network-affiliated television stations we own or program ranked first or second in their DMAs, in terms of local news ratings points delivered, according to the November 2000 Nielsen Station Index. Our four radio stations include KUBE(FM), which is the highest ranked FM station in the Seattle-Tacoma market in its target demographic of adults 18 to 34 years old and is third overall in the market in terms of share of its MSA, according to the Fall 2000 Arbitron Radio Market Report, and KJR(AM), the only sports talk station in the market. We believe this market leadership enables us to provide advertisers a cost-effective means of delivering a quality message to their target audiences.

     Use Advanced Communications Technology to Create Regional Television Groups. On April 6, 1999, we announced the launch of Digital CentralCasting(TM), a digital broadcast system which allows us to operate multiple television stations using the back-office functions of a single station. The system contemplates that all of our television stations in a geographic area will be linked through a fiber optic-based communications network, and that the stations themselves will switch from analog to digital broadcasting equipment. This permits the stations to share digital programming and other data along the fiber-optic network, as well as allowing a single station within the geographic area to perform back-office functions such as operations, programming and advertising scheduling, and accounting for all of our television stations in the area. To implement this strategy, we have organized sixteen of the television stations we own or program into the following regional station groups: New York (WIXT, WOKR, WIVT, WBGH, WUTR, WWTI, and WETM), Central California (KCOY, KKFX, KGPE and KGET), and North Coast (KCBA, KION, KMTR, KVIQ, and KFTY).

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

     Experienced Management; Decentralized Management Structure. We believe that our efficient management structure and the experience of our management team enable us to respond effectively to competitive challenges across our markets and our business segments. We have granted the management of our operating units the authority and autonomy necessary to run each unit as a business and to respond to changes in each market environment. Experienced local managers enhance our ability to respond to local challenges rapidly and effectively. The average experience of our nine division managers in their respective industries is approximately 18 years. These local managers are supported and guided by an experienced and cohesive executive team. Our five executive officers collectively have an aggregate of 90 years of experience in the various industries in which we are involved.

     Barry A. Ackerley, one of our founders and our current Chairman and Chief Executive Officer, has been actively involved with this company since our inception in 1975. Early in our history, Mr. Ackerley recognized the synergies that could be achieved through ownership of outdoor advertising and television and radio broadcasting assets. With this vision, Mr. Ackerley led our expansion from outdoor advertising into television and radio broadcasting and sports and entertainment well before the current trend toward consolidation among these industries.

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

     Operations. We operate primarily in the markets of Seattle-Tacoma, Washington; Portland, Oregon; and Boston-Worcester, Massachusetts. In 2000, we expanded our operations into the New York, New York market. Until we sold our Florida outdoor advertising business in January 2000, we also operated in Miami, Fort Lauderdale, West Palm Beach and Fort Pierce, Florida. Based on the Traffic Audit Bureau's Summary of Audited Markets issued in August 2000, we had more outdoor advertising displays in each of our primary markets than any other outdoor advertising company.

     We believe that our presence in large markets, the geographic diversity of our operations, and our emphasis on local advertisers within each of our markets lend stability to our revenue base, reduce our reliance on any particular regional economy or advertiser, and mitigate the effects of fluctuations in national advertising expenditures. However, because of zoning and other regulatory limitations on the development of new outdoor advertising displays, we anticipate that future growth in our outdoor advertising business will result primarily through diversification of our customer base, creative marketing, upgrading our existing structures, increased rates, and increased demand brought about by advertisers who have not historically used outdoor media, such as internet-related companies.

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

     We have 944 bulletins, 4,735 posters, and 360 junior posters. The following chart itemizes markets we served and their designated market area (DMA) rank:

                                                   DMA                              JUNIOR
                    MARKET                       RANK(1)    BULLETINS    POSTERS    POSTERS
                    ------                       -------    ---------    -------    -------
Seattle-Tacoma(2)..............................    12          249        1,691       279
Portland(2)....................................    23          266        1,047         0
Boston-Worcester...............................     6(3)       429        1,997        81
New York, New York.............................     1           44           --        --

---------------
(1) Source: Television & Cable Factbook, 2000 Edition. DMA rank is a measure of market size in the United States based on population as reported by the Nielsen Rating Service.

(2) In the first quarter of 2000, we purchased outdoor advertising assets in the Portland Metro and Salem, Oregon areas (which for operating purposes we deem to be part of the Portland market) and Bellingham, Washington (which for operating purposes we deem to be part of the Seattle-Tacoma market). See
    "-- Acquisitions."

(3) Reflects DMA rank for the Boston market.

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

     Sale of Florida Outdoor Advertising Operations. On January 5, 2000, we sold substantially all of the assets of our Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida outdoor billboard operations to Eller Media Company, a subsidiary of Clear Channel Communications, Inc., for approximately $300.0 million in cash, plus the assumption of certain liabilities. We recognized a gain on the transaction of approximately $269.3 million.

     Acquisitions. In 2000, we acquired the following outdoor advertising companies:

     - On January 31, 2000, we purchased substantially all of the assets of an outdoor advertising company in Bellingham, Washington, for approximately $2.9 million.

     - On March 1, 2000, we purchased the assets of an outdoor advertising company serving portions of Washington and Oregon for approximately $14.6 million.

     - On March 31, 2000, we purchased substantially all of the assets of an outdoor advertising company in New Jersey and New York City for approximately $19.8 million.

     - On June 13, 2000, we purchased the assets of an outdoor advertising company in Oregon, for approximately $4.0 million.

     - On November 13, 2000, we purchased an outdoor advertising structure in New Jersey for $5.0 million.

TELEVISION BROADCASTING

     Our television broadcasting operations involve the sale of advertising time to a broad range of national, regional, and local advertisers. We own and/or program eighteen television stations in markets that offer a large and affluent population base that is attractive to many advertisers.

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

     Affiliation with a major network (e.g., ABC, NBC, CBS, or FOX) can have a significant impact on a station's revenue, expenses and operations. A typical affiliate receives a significant portion of its daily programming from a network. Networks provide programming, and in some cases cash payments, to the affiliate in exchange for a substantial majority of the advertising time during network programs. The network sells this advertising time and retains the revenues. A small portion of inventory contained within network programming is sold by the local affiliates who retain the corresponding revenue.

     Operations. We currently own sixteen television stations and program two stations under time brokerage or local marketing agreements ("LMAs"). The following table sets forth information about our portfolio of television stations and the markets in which they operate.

                                                                                                                   NO. OF
                                                                                                                 COMMERCIAL
                                                                                           PROPOSED      DMA     TV STATIONS
                                             DATE ACQUIRED OR     NETWORK        NTSC      DIGITAL     MARKET     RANKED IN
           MARKET             CALL LETTERS      AFFILIATED      AFFILIATION   CHANNEL(1)   CHANNEL     RANK(2)    MARKET(3)
           ------             ------------   ----------------   -----------   ----------   --------    -------   -----------
NEW YORK
Syracuse, New York
  (owned)...................    WIXT             May 1982          ABC             9         17           80     3 VHF
                                                                                                                 3 UHF
Rochester, New York
  (owned)...................    WOKR            April 1999         ABC            13         59           74     3 VHF
                                                                                                                 1 UHF
Binghamton, New York
  (owned)...................    WIVT           July 1997(4)        ABC            34          4          156     1 VHF
                                                                                                                 2 UHF
Binghamton, New York
  (owned)...................   WBGH-CA       February 2000(5)      NBC             8         --(6)       154     1 VHF
                                                                                                                 2 UHF
Utica, New York (owned).....    WUTR           June 1997(7)        ABC            20         30          168     1 VHF
                                                                                                                 2 UHF
Elmira, New York (LMA)......    WETM         February 2000(8)      NBC            18          2          171     3 UHF
Watertown, New York
  (owned)...................    WWTI             June 2000         ABC            50         21          176     1 VHF
                                                                                                                 1 UHF
CENTRAL COAST
Fresno-Visalia, California
  (owned)...................    KGPE            August 2000        CBS            47         34           54     10 UHF
Santa Barbara-Santa
  Maria-San Luis Obispo,
  California (owned)........    KCOY          January 1999(9)      CBS            12         19          117     3 VHF
Santa Barbara-Santa
  Maria-San Luis Obispo,
  California (owned)........   KKFX-CA         May 2000(10)        FOX            24         --(6)       117     3 VHF
Bakersfield, California
  (owned)...................    KGET           October 1983        NBC            17         25          130     4 UHF (12)
NORTH COAST
Monterey-Salinas, California
  (owned)...................    KION          April 1999(10)       CBS            46         32          118     1 VHF
                                                                                                                 3 UHF (11)
Monterey-Salinas, California
  (LMA).....................    KCBA           June 1986(13)       FOX            35         13          118     1 VHF
                                                                                                                 3 UHF (11)
Eugene, Oregon (owned)......    KMTR         December 1998(14)     NBC            16         17          122     2 VHF
                                                                                                                 3 UHF
Eureka, California
  (owned)...................    KVIQ           July 1998(15)       CBS             6         17          191     2 VHF
                                                                                                                 2 UHF
Santa Rosa, California
  (owned)...................    KFTY            April 1996        None            50         54         -(16)    6 VHF
                                                                                                                 12 UHF

                                                                                                                   NO. OF
                                                                                                                 COMMERCIAL
                                                                                           PROPOSED      DMA     TV STATIONS
                                             DATE ACQUIRED OR     NETWORK        NTSC      DIGITAL     MARKET     RANKED IN
           MARKET             CALL LETTERS      AFFILIATED      AFFILIATION   CHANNEL(1)   CHANNEL     RANK(2)    MARKET(3)
           ------             ------------   ----------------   -----------   ----------   --------    -------   -----------
PACIFIC NORTHWEST
Fairbanks, Alaska (owned)...    KTVF            August 1999      NBC/UPN          11         26          203     4 VHF
Vancouver, British Columbia
  and portions of Seattle,
  Washington (owned)........    KVOS             June 1985        None            12         35         -(17)    -(17)

---------------
 (1) Refers to the current analog channel used by such station.

 (2) Source: November 2000 Nielsen Station Index.

 (3) Source: November 2000 Nielsen Station Index. The number of stations listed does not include digital television stations, public broadcasting stations, satellite stations, low-power stations, or translators that rebroadcast signals from distant stations, and also may not include smaller television stations whose rankings fall below reporting thresholds.

 (4) We acquired WIVT in August 1998. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into.

 (5) In February 2000, we acquired substantially all of the assets of WBGH, other than the FCC license, which we acquired on May 1, 2000. Pending FCC approval of the transfer of the FCC license to us, we programmed the station under an LMA with the FCC licensee. The date in this column reflects the date the LMA was entered into.

 (6) Low power stations have not been assigned proposed digital channels. We have applied for Class A status from the FCC for WBGH and have been granted Class A status for KKFX.

 (7) We acquired WUTR in January 2000. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into.

 (8) We do not own WETM but program the station under an LMA with the current owner of the station. The date in this column reflects the date the LMA was entered into. See "-- Acquisitions and Local Marketing Agreements."

 (9) In May 1999, we exchanged the assets of KKTV, our former television station in Colorado Springs, Colorado for the assets of KCOY and a cash payment. Pending closing of the transaction, we programmed KCOY under an LMA with the previous owner. The date in this column reflects the date that the LMA was entered into.

(10) We acquired KION in January 2000. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into.

(11) One additional UHF channel has been allocated in the Salinas-Monterey market; however, there has been no construction activity to date with respect to this channel.

(12) Two additional UHF channels have been allocated in the Bakersfield market; however, there has been no construction activity to date with respect to these channels.

(13) In January 2000, we sold substantially all the assets of KCBA. We program 15% of the station's weekly broadcast hours and provide sales and other services under an LMA with the purchaser. The date in this column reflects the date we originally acquired the station.

(14) We acquired KMTR in March 1999. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into. The acquisition includes the assets of two satellite stations, KMTX (Roseburg, Oregon) and KMTZ (Coos Bay, Oregon), and one low power station, KMOR-LP (Eugene, Oregon).

(15) We acquired KVIQ in January 1999. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date this LMA was entered into.

(16) While KFTY is included in the San Francisco-Oakland-San Jose DMA market, which has a DMA rank of 5, the station principally serves the community of Santa Rosa, which is not separately ranked.

(17) KVOS, located in Bellingham, Washington, serves primarily the Vancouver, British Columbia market (located in size, according to the Nielsen Rating Service as of February 2000, between the markets of Denver, Colorado and Sacramento-Stockton-Modesto, California, which have DMA rankings of 18 and 19, respectively, and a portion of the Seattle, Washington market (DMA rank
     12) and the Whatcom County, Washington market. The station's primary competition consists of five Canadian stations. The Canadian Radio and Television Commission granted license approval for an additional commercial station in Victoria and a religious station in Vancouver recently. It is likely that these stations will be operational by September 2001. DMA rankings are from the Television & Cable Factbook, 2000 Edition.

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

     KVOS(TV), which does not have a network affiliation, is located in Bellingham, Washington and serves primarily the market of Vancouver, British Columbia, Canada. Canadian regulations require Canadian cable television operators to delete the signals of U.S.-based stations broadcasting network programs in regularly scheduled time slots and to replace them with the signals of the Canadian-based network affiliates broadcasting at the same time. By broadcasting non-network programming, and by securing exclusive programming rights for the Vancouver/Victoria Market, KVOS (TV) is not blacked out on Canadian cable systems.

     Acquisitions and Local Marketing Agreements. We seek to acquire television broadcast stations generally in DMA markets ranking from 50 to 175. We also enter into time brokerage or local marketing agreements ("LMAs") with owners of television stations. Under those agreements, we provide programming and sales services and make monthly payments to station owners in exchange for the right to receive revenues from advertising and, in some cases, network compensation. Over the past year, we have acquired, or entered into LMAs to provide programming services to, the following stations:

     - On January 12, 2000, we sold substantially all of the assets of KCBA(TV), the FOX affiliate licensed to Monterey, California, for approximately $11.0 million, and entered into an LMA with the purchaser to provide programming and sales services. We recorded a gain on the transaction of $8.8 million. Concurrent with this sale, we purchased substantially all of the assets of KION(TV), the CBS affiliate licensed to Salinas, California, for approximately $7.7 million, subject to certain reductions. From April 24, 1996 until closing of the transaction, we provided programming and sales services under an LMA with the previous owner.

     - On January 20, 2000, we purchased substantially all of the assets of WUTR(TV), the ABC affiliate licensed to Utica, New York, for approximately $7.9 million. From June 30, 1997 until closing of the transaction, we provided programming and sales services under an LMA with the previous owner.

     - On February 1, 2000, we entered into an LMA with Smith Television of New York, Inc. ("STNY") to provide programming and sales services to WETM(TV), the NBC affiliate licensed to Elmira, New York. We also purchased a non-voting minority equity interest in STNY for approximately $17.0 million. Beginning in August 2003, STNY may require us to exchange our interest in STNY, plus $11.0 million in cash, for all of the assets of WETM(TV). Under certain circumstances, we may have an option to purchase all or a controlling interest in STNY.

     - On February 1, 2000, we purchased substantially all of the assets, other than the FCC license, of WBGH-CA, a Class A low-power NBC affiliate licensed to Binghamton, New York for approximately $9.0 million. From that date until closing of the FCC license transfer, we provided programming and sales service under an LMA with the previous owner.

     - On June 1, 2000, we purchased substantially all of the assets and certain liabilities of WWTI, the ABC affiliate licensed to Watertown, New York, for a purchase price of approximately $6.0 million.

     - On May 9, 2000, we purchased substantially all of the assets and certain liabilities of Class A low power television station KKFX-CA, the FOX affiliate licensed to San Luis Obispo, California, for a purchase price of approximately $15.4 million.

     - On August 1, 2000, we purchased the membership interests of Fisher Broadcasting of Fresno, LLC, which owned all of the assets of television station KGPE, a CBS affiliate licensed to Fresno, California, for a purchase price of approximately $60.0 million.

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

     During 2000, local spot or schedule advertising, which is sold by our personnel at each broadcast station, accounted for approximately 44% of our television stations' total revenue. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 48% of our television stations' total revenue.

     In certain cases, we also receive revenue from our network affiliations. The networks pay us an hourly rate that is tied to the number of network programs that our television stations broadcast. Hourly rates are established in our agreements with the networks and are subject to change by the networks. We have the right, however, to terminate a network agreement if the network effects a decrease in hourly rates. Overall, network compensation revenue was not a significant portion of our television stations' total revenue for 2000.

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

     We believe that the advertising revenues generated by our television stations are significantly influenced by rankings of their local news programs in their respective markets. Of the sixteen network-affiliated television stations we currently own or program, ten rank first or second in their respective geographic markets in local news ratings points delivered, according to the November 2000 Nielsen Station Index.

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

     Our radio stations derive most of their revenue from local, regional, and national advertising and, to a lesser extent, from network compensation. In 2000, approximately 67% of our radio broadcasting revenue was derived from local advertising generated by the stations' local sales staffs. National sales, on the other hand, are usually generated by national independent sales representatives acting as agents for the stations. The representatives obtain advertising from national advertising agencies and receive commissions based on a percentage of gross advertising revenue generated. The principal costs incurred in the operation of radio stations are salaries, programming, promotion and advertising, sports broadcasting rights fees, rental of premises for studios, costs of transmitting equipment, and music license royalty fees.

     Operations. We own four radio stations, which consist of KHHO(AM) in Tacoma, Washington and KJR(AM), KBTB(FM) and KUBE(FM) in Seattle, Washington. We also provide sales and other services to KFNK(FM) in Eatonville, Washington.

     The following table sets forth information about our portfolio of radio stations.

                                                                         NO. OF
                                                                       COMMERCIAL      RADIO STATION FORMAT AND
                                                      MSA MARKET     RADIO STATIONS      PRIMARY DEMOGRAPHIC
    MARKET       CALL LETTERS      DATE ACQUIRED       RANK(1)        IN MARKET(1)              TARGET
    ------       ------------    -----------------  --------------   --------------    ------------------------
Seattle-Tacoma,   KJR(AM)           May 1984(2)           14             11 AM            Sports Talk; Men
Washington.....                                                                               25-54(3)
                  KBTB(FM)        October 1987(2)                        19 FM         Rhythmic Oldies Women
                                                                                               25-54
                  KUBE(FM)         July 1994(4)                                        Rhythmic Contemporary
                                                                                        Hits; Persons 18-34
                  KHHO(AM)          March 1998                                              Sports Talk;
                                                                                             Men 24-54
                  KFNK(FM)       September 1999(5)                                          Alternative;
                                                                                             Men 18-24

---------------
(1) Source: Fall 2000 Arbitron Radio Market Report. Metro Service Area ("MSA") market rank is based on population as reported upon by The Arbitron Company.

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

(3) KJR (AM) will continue as the Seattle SuperSonics' flagship radio station after the sale of our sports & entertainment operations through at least the end of the current NBA season.

(4) The date shown in the column reflects the date on which the Partnership acquired the station.

(5) The date shown in the column reflects the date on which we entered into an agreement to provide sales and other services.

     Acquisitions and Dispositions. Over the past year, we have not entered into any transactions.

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

     Much like our television broadcasting stations, the radio stations sell local spot or schedule advertising. During 2000, such advertising accounted for approximately 67% of the radio stations' revenue. In contrast, approximately 27% of the radio stations' 2000 revenue was received from national spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis. The remaining revenue consisted of tower rentals and production fees.

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

     Digital Television. The Telecommunications Act requires the FCC to oversee the transition from current analog television broadcasting to Digital Television ("DTV") broadcasting. During the transition period, the FCC will issue one digital broadcast license to each existing television licensee that files a license application. Network affiliates in larger broadcast markets were required to begin DTV broadcasts during 1999. Our stations are required to complete construction of their digital transmission facilities by May 1, 2002. We currently estimate the cost to convert to DTV will be approximately $6 to $10 million. All of the full power television stations that we own or program have received construction permits from the FCC for their DTV facilities. The stations will then be allowed to broadcast two signals using two channels, one digital and one analog, during the transition period, which will extend until December 31, 2006. At the end of the transition period, broadcasters will be required to choose whether they will continue broadcasting on the digital or the analog channel, and to return the other channel to the FCC.

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

     Low Power FM. The FCC has adopted rules creating a new, low power FM (LPFM) radio service, which may create new competition in the radio industry. The new LPFM service is limited to non-commercial operation. The LPFM service will consist of two classes of LPFM radio stations with maximum power levels of 10 watts and 100 watts. The 10 watt stations will reach an area with a radius of between one and two miles; the 100 watt stations will reach an area with a radius of approximately three and a half miles. These LPFM stations will operate throughout the FM band. There can be no assurance that the development and introduction of LPFM service will not have an adverse effect on the radio broadcast industry.

     Digital Audio Broadcasting. The radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, including the delivery of audio programming by digital audio broadcasting ("DAB"). The FCC has issued licenses for two companies to provide DAB service by satellite which will deliver multiple new audio programming formats to local and national audiences. This new capability will provide an additional source of competition in our markets. Historically, the radio broadcasting industry has grown in terms of total revenues despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcast industry. We are unable to predict the effect such technologies will have on our broadcasting operations.

     Equal Employment Opportunity Rules. On January 20, 2000, the FCC adopted new Equal Employment Opportunity ("EEO") rules in response to the D.C. Circuit Court of Appeals decision in 1998 in Lutheran Church Missouri Synod v. FCC(Lutheran Church), which held that certain aspects of the FCC's previous broadcast EEO outreach requirements were unconstitutional. On January 16, 2001, the Appeals Court found certain of these rules unlawful. On January 31, 2001, the FCC suspended its EEO Rules. The FCC has petitioned the court for a rehearing.

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

     Low Power Television Stations. The Community Broadcasters Protection Act was signed into law on November 29, 1999. This law gives many low power television ("LPTV") stations the opportunity to achieve primary status. Presently, LPTV stations are secondary, meaning that they are not protected from interference from full power stations and are subject to being displaced by applications to construct new or to modify existing full power stations. LPTV stations that qualify will now be entitled to receive protection from all other stations in their service area. This class of low power stations will now be known as "Class A". Our stations KKFX and WBGH are Class A stations. There can be no assurance that the development and introduction of a new class of low power stations will not have an adverse effect on the broadcasting operations of our full-power stations.

     Purchase and Sale Transactions. The FCC must approve applications to transfer or assign control of a broadcast license. In connection with the application to acquire a broadcasting license, the FCC considers factors generally similar to those discussed under "Renewal of Broadcasting Licenses" below. In addition, the filing by third parties of petitions to deny, informal objections or comments to a proposed transaction can result in significant delays to, as well as denial of, FCC action on a particular application.

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

     None of our primary broadcasting licenses, or broadcasting licenses owned by the owners of television stations we program under LMAs, are subject to renewal within the next two years. There are no pending challenges or competing applications with respect to any of our broadcasting licenses.

INTERACTIVE MEDIA

     We believe our interactive media operations currently provide more in-depth local news and information than any other Web site covering the markets of Bakersfield, California, and Rochester, New York. Our operations, known as the iKnow Network(TM), combines the live, multimedia aspects of television and radio with the depth of news and community information of newspapers. We believe this philosophy of independent partner-built Web sites will make the iKnow Network a powerful source for local news and information as well as creating a platform that maximizes the Internet's potential as a unique media outlet.

INDUSTRY OVERVIEW

     Due to changes in traditional media over the past five years, broadcasters and publishers have struggled with how to stake a profitable claim in the Internet territory. At the heart of this struggle is the conflict between tradition and the new media model required to succeed on the Internet.

     "Getting onto the Internet," has been a common battle cry as traditional media companies have moved en-masse to mirror their broadcast and print formats on-line. This strategy has been marginally successful as revealed in a June 2000 study by the Pew Research Center for the People and the Press. This study concluded that more that 30% of Internet users go on-line weekly to receive their news, and about half of those users frequent the Internet on a daily basis for their news and information needs. While these statistics are promising, traditional media companies have been largely unsuccessful in attracting the lion's share of the Internet audience.

     The Internet news and information experience is unlike its more traditional counterparts. Unlimited, on-demand, 24 X 7 multimedia content is rapidly becoming the experience most users expect. Surprisingly, local newspapers and city guides are achieving greater success than television station Web sites, according to a recent Frank Magid Associates (FMA) study. The study reveals that local broadcast Web sites have fewer users, raise less money and devote fewer employees to running these sites than their print-based counterparts.

     Online media is one of the most challenging areas for Internet ventures and content based Web sites have encountered some difficulty because they have had to invest in original content and spend large sums of money on marketing to attract national audiences. Also, startups must overcome the unwillingness of consumers to pay for Web content and therefore must become profitable through the sale of advertising on their Web sites.

     Despite the growth of local site competition, out-of-market competitors lack a significant advantage owned by every local TV station, radio station or newspaper -- the intimate knowledge of the marketplace. The strength of the iKnow Network strategy rests in its local partnership model. By combining the news and information reporting resources of the local iKnow Network partners, we believe that we create a distinct advantage over other Web sites. The iKnow Network's existing ad sales, editorial and promotional staff have first-hand knowledge of the community and possess established relationships at the local market level which we believe increases the potential for success.

     Operations. Through separate joint venture arrangements with local media partners, we manage the iKnow Network operations in the markets of Bakersfield, California, and Rochester, New York.

             MARKET                          URL                LAUNCH DATE     DMA
             ------                ------------------------    -------------    ---
Rochester, NY....................  www.iKnowRochester.com      March 1997(1)    77
Bakersfield, CA..................  www.iKnowBakersfield.com    November 2000    130

---------------
(1) Originally launched as RochesterToday.com, relaunched in March 2001 as iKnowRochester.com.

     Sales and Marketing. We sell advertising through banner ads, classified ads, business directory subscriptions, and Web sponsorships directly to local businesses.

     Competition. We compete directly with other local web sites and indirectly with other types of advertising media companies, including television, newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, and satellite broadcasting systems. As a general matter, competition is confined to defined geographic markets.

SPORTS & ENTERTAINMENT

     On December 8, 2000, the Company executed a letter of intent to sell substantially all of the assets of its sports & entertainment operations to The Basketball Club of Seattle LLC for approximately $200.0 million in cash and the assumption of certain liabilities. These operations consist principally of the Seattle SuperSonics National Basketball Association franchise, operating rights to the Seattle Storm, a Woman's National Basketball Association franchise, and Full House Sports & Entertainment, the Company's sports marketing business. A definitive purchase agreement was signed on January 11, 2001 and the transaction is expected to close by April 15, 2001. We expect to recognize a pre-tax gain on the transaction of between approximately $150.0 million and $160.0 million. If the closing is delayed beyond April 15, 2001, the actual gain may differ materially from this estimate.

     In addition, the Company is seeking to sell separately its Boeing 727 aircraft used by the Seattle Supersonics for transportation to and from away games. The sale of the aircraft is anticipated to be for cash or a combination of cash and assumption of debt associated with the aircraft and is anticipated to be completed by approximately the end of the second quarter of 2001. There is no assurance, however, that a sale of the aircraft will occur within this timeframe.

EMPLOYEES

     As of December 31, 2000, we employed 1,735 full-time persons. The following table sets forth a breakdown of employment in each of our operating segments and our corporate offices for that date:

         OPERATING SEGMENT/CORPORATE OFFICE            PERSONS EMPLOYED
         ----------------------------------            ----------------
Outdoor Media........................................         272
Television Broadcasting..............................       1,165
Radio Broadcasting...................................         106
Interactive Media....................................          13
Sports & Entertainment(1)............................          98
Corporate Offices....................................          81

---------------
(1) On January 11, 2001 we entered into an agreement to sell our sports & entertainment business, which is now reported for financial purposes as "discontinued operations."

     Approximately 393 of our employees are represented by unions under 16 collective bargaining agreements. Collective bargaining agreements covering approximately 1% of our employees are terminable during 2001. We believe that these collective bargaining agreements will be renegotiated or automatically extended and that any renegotiation will not materially adversely affect our operations.

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

     We have pledged substantially all of the stock and material assets of our subsidiaries to secure our obligations under the 1999 Credit Agreement. In addition, nearly all of our subsidiaries have provided guarantees of obligations under the 1999 Credit Agreement and the Indenture. In the event of a default under the 1999 Credit Agreement, the bank lenders could demand immediate payment of the principal of and interest on all such indebtedness, and could force a sale of all or a portion of our subsidiaries to satisfy our obligations. Likewise, because of cross-default provisions in our debt instruments, a default under the 1999 Credit Agreement or the Indenture could result in acceleration of indebtedness outstanding under other debt instruments.

     Additional information concerning the 1999 Credit Agreement and the Indenture is set forth in Note 8 to the Consolidated Financial Statements.

FINANCIAL INFORMATION REGARDING BUSINESS SEGMENTS

     Financial information concerning each of our business segments is set forth in Note 16 to the Consolidated Financial Statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition, and operating results could be materially adversely affected.

     - Our television broadcasting segment typically enjoys significant revenues from political advertising in even numbered years. In 2000, we received over $12 million of revenue from political advertising that may not be replaced by other advertising categories in 2001. Our liquidity may be impacted negatively to the extent such political revenue is not replaced by other advertising categories in 2001.

     - National advertising may decrease as a result of the slowing national economy. Our liquidity may be impacted negatively depending on the magnitude of this trend, its duration, and our ability to offset decreased national sales with increased local sales.

     - We enjoyed a significant increase in revenues from the dot-com advertising category in 2000, primarily in our outdoor media segment. However, thus far in 2001 we are seeing a decline in revenue from this sector compared to 2000 levels. If this trend continues throughout 2001, our liquidity may be impacted negatively to the extent we are unable to offset such a decline by increasing revenue from other advertising categories.

     - As more fully described below, and in Note 4 to the Consolidated Financial Statements, we have entered into an agreement to sell our sports & entertainment operations. We are incurring losses from our sports & entertainment operations which will continue until the transaction closes. We expect the transaction will close by April 15, 2001. However, should the closing be delayed we would incur greater losses which would negatively impact our liquidity. In addition, we would be required to obtain waivers of compliance with certain covenants of our 1999 Credit Agreement and might need to seek additional sources of financing.

LEVERAGE; RESTRICTIONS UNDER DEBT INSTRUMENTS; COVENANT COMPLIANCE

     Financial Leverage. As of March 1, 2001, we had approximately $415.1 million of outstanding indebtedness. We may continue to acquire additional outdoor media and television and radio broadcasting businesses, subject to the availability of required financing. We may assume the indebtedness of businesses that we acquire. We may also make acquisitions or capital expenditures that are financed with the proceeds from borrowings. As a result of such acquisitions, our outstanding indebtedness and interest expense will increase, perhaps substantially. Likewise, further acquisitions will likely increase our depreciation and amortization expenses, perhaps substantially.

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

     - restrictive covenants in debt instruments, as well as the need to apply cash to make debt service payments, may limit payment of dividends on our outstanding Common Stock and Class B Common Stock:

     - EBITDA (defined as net revenue less operating and restructuring expenses before amortization, depreciation, interest, net gain on dispositions of assets, litigation, stock compensation expenses, and equity in losses of affiliates) available for purposes other than payment of principal and interest on indebtedness may be reduced;

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

     Our ability to make scheduled payments on or to refinance our indebtedness will depend on our financial and operating performance, which in turn will be subject to economic conditions and to financial, business, and other factors beyond our control. In order to fund our debt service and other obligations, we may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or debt financing (if available), or restructure our debt. Accordingly, we cannot guarantee that our operating results, EBITDA, and capital resources will be sufficient for future payments of our indebtedness, to make planned capital expenditures, to finance acquisitions, or to pay our other obligations.

     Restrictions Imposed by Debt Instruments. We are subject to a number of significant operating and financial restrictions and are required to maintain specified financial ratios, which restrict our operations. See "-- Restrictions on Our Operations." Our ability to comply with such covenants and financial ratios may be affected by events beyond our control.

     Covenant Compliance. In the past, we have from time to time obtained amendments or waivers to certain provisions of our debt instruments, including the 1999 Credit Agreement, in order to remain in compliance with the financial covenants thereunder. We are currently operating under waivers to compliance with certain covenants, including our leverage ratio, senior leverage ratio, interest coverage ratio, and fixed charge coverage ratio. There can be no assurance that we will not be required to seek additional waivers or amendments under our debt instruments in the future. Specifically, we will be required to seek additional waivers if the pending sale of our sports & entertainment operations does not close by April 15, 2001. Any failure to obtain a necessary amendment or waiver could result in a default under the relevant debt instrument. A default by us under our senior debt instruments could result in an acceleration of indebtedness under the senior debt instruments and other loan documents. If the indebtedness under any of these debt instruments were accelerated, there can be no assurance that we would be able to repay such indebtedness.

REGULATION OF OUTDOOR ADVERTISING

     Outdoor advertising displays are subject to governmental regulation at the federal, state, and local levels. These regulations, in some cases, limit the height, size, location, and operation of outdoor displays and, in some circumstances, regulate the content of the advertising copy displayed on outdoor displays. Changes in laws and regulations affecting outdoor advertising at any level of government may have a material adverse effect on our business, financial condition, or results of operations. See "-- Outdoor Media -- Outdoor Advertising -- Regulation."

TELEVISION AND RADIO BROADCASTING

     Government Regulation of Broadcasting Industry. Pursuant to the Communications Act, the domestic broadcasting industry is subject to extensive federal regulation. In addition, our television station, KVOS, which is located in Bellingham, Washington and broadcasts into Vancouver, British Columbia, is regulated and affected by Canadian law. The restrictions and obligations imposed by these laws and regulations, including their amendment, interpretation, or enforcement, could have a material adverse effect on our business, financial condition, or results of operations. See "-- Television and Radio Broadcasting Regulation."

     Renewal of Broadcasting Licenses. Our business will continue to be dependent upon acquiring and maintaining broadcasting licenses issued by the FCC. Such licenses are currently issued for a term of eight years. Historically, we have been able to renew our broadcast licenses on a regular basis. However, we cannot guarantee that pending or future applications to acquire or renew broadcasting licenses will be approved, or will not include conditions or qualifications adversely affecting our operations, any of which could have a material adverse effect on us. Moreover, governmental regulations and policies may change over time and we cannot guarantee that such changes would not have a material adverse impact on our business, financial condition, or results of operations. See "-- Television and Radio Broadcasting Regulation -- Renewal of Broadcasting Licenses."

     Approval of Purchase and Sale Transactions. In connection with purchase and sales transactions, we are required to seek FCC approval. We cannot guarantee that the FCC will approve our applications. Failure to obtain FCC approval to transfer broadcasting licenses in connection with such transactions could adversely affect our business, financial condition, or results of operations. See "-- Television and Radio Broadcasting Regulation -- Purchase and Sale Transactions."

     KJR (AM) Transmission Facilities. One of our radio stations, KJR(AM), is currently licensed to broadcast from transmission facilities located on property leased from the Port of Seattle, currently on a month-to-month basis. In March 2001, the facilities were damaged during an earthquake. We had previously planned to transfer operations of KJR(AM) from the Port of Seattle location to a newly constructed tower in Tacoma, Washington. In March 2001, the FCC granted our application for special temporary authority to operate from our new site. See "Item 2 -- Properties." We subsequently filed an application with the FCC to permanently license KJR's new facilities in March 2001. While we expect that such application will be granted by the FCC, there can be no assurance that the FCC will grant our application.

COMPETITION

     Our four business segments are in highly competitive industries. Our broadcasting and outdoor media businesses compete for audiences and advertising revenue with other broadcasting stations and outdoor media advertising companies, as well as with other media forms. Such other media forms may include newspapers, magazines, transit advertising, yellow page directories, direct mail, local cable systems, satellite broadcasting systems and other local Web sites. Audience ratings and market shares are subject to many variables. Any change, and any adverse change in a particular market, could have a material adverse effect on our business, financial condition, or results of operations. Changes which could have an adverse effect on us include economic conditions, both general and local; shifts in population and other demographics; the level of competition for advertising dollars; a station's market rank; broadcasting power, assigned frequency, network affiliation, and audience identification; fluctuations in operating costs; technological changes and innovations; changes in labor conditions; and changes in governmental regulations and policies and actions of federal regulatory bodies. There can be no assurance that we will be able to maintain or increase our current audience ratings and advertising revenue. In this respect, the entrance of a new television station in the Vancouver, British Columbia market in October 1997 has adversely affected the financial performance of our television station in Bellingham, Washington
(KVOS).

     Certain of our competitors, including a few outdoor advertising and radio broadcasting companies that are substantially larger than our outdoor advertising and radio broadcasting operations have significantly greater financial, marketing, sales and other resources than we have. There can be no assurance that we will be able to compete successfully against our competitors in the future.

     The interactive media segment is also highly competitive. There do not exist significant barriers to entry for interactive media companies. We focus our interactive media operations primarily on the local television markets that we serve. We do not presently experience significant competition from other interactive media companies that operate on an international or national level. There can be no assurance that this competitive situation will not change in the future.

DEPENDENCE ON MANAGEMENT

     Certain of our executive officers and divisional managers, including Barry
A. Ackerley, are especially important to our direction and management. The loss of the services of such persons could have a material adverse effect on the Company, and there can be no assurance that we would be able to find replacements for such persons with equivalent business experience.

VOTING CONTROL BY PRINCIPAL STOCKHOLDER

     Each share of Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. As of March 1, 2001, Barry A. Ackerley, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 38% of the outstanding shares of Common Stock and approximately 99% of the outstanding shares of Class B Common Stock, giving him approximately 88% of the combined voting power of our voting securities. See "Item
12 -- Security Ownership of Certain Beneficial Owners and Management."

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

RESTRICTIONS ON THE OWNERSHIP AND TRANSFER OF COMMON STOCK

     Our Bylaws contain certain restrictions on the transfer of our capital stock in order to comply with the prohibitions on foreign ownership of radio and television stations contained in the Communications Act of 1934 and FCC rules. See "-- Television and Radio Broadcasting Regulation -- Ownership." These restrictions in our Bylaws, as well as certain related provisions in our Certificate of Incorporation, may adversely affect the ability of investors to acquire, hold, or otherwise transfer our Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

     As of March 1, 2001, 9,136,369 shares of Common Stock and 16,003,856 shares of Class B Common Stock were held by officers and directors who are considered to be our "affiliates" for purposes of Rule 144 under the Securities Act. As noted above, each share of Class B Common Stock is convertible by the holder at any time into one share of Common Stock. Our affiliates may sell these shares in the public market subject to the volume and other limitations (other than the holding Period limitations, which have been satisfied) of Rule 144 under the Securities Act. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock from time to time. Sales of substantial amounts of Common Stock in the public market (including Common Stock issued upon conversion of Class B Common Stock), or the perception that such sales could occur, could have a material adverse effect on prevailing market prices for the Common Stock.

ITEM 2 -- PROPERTIES

     Our principal executive offices are located at 1301 Fifth Avenue, Suite 4000, Seattle, Washington 98101. We lease the offices, which consist of approximately 16,800 square feet, pursuant to a lease that expires in 2006.

     The following table sets forth certain information regarding our facilities as of December 31, 2000:

                                                                     APPROXIMATE
                                                                    SQUARE FOOTAGE   APPROXIMATE SQUARE
                  LOCATION                     NATURE OF FACILITY       OWNED          FOOTAGE LEASED
                  --------                     ------------------   --------------   ------------------
OUTDOOR MEDIA
  Seattle, Washington (Outdoor
     Advertising)............................        Plant              24,966              1,185
  Portland, Oregon (Outdoor Advertising).....        Plant              10,923                570
  Boston, Massachusetts (Outdoor
     Advertising)............................        Plant              31,882              3,825
TELEVISION BROADCASTING
  Syracuse, New York (WIXT)..................  Station Operations       40,000                 --
  Rochester, New York (WOKR).................  Station Operations       35,427                 --
  Binghamton, New York (WIVT, WBGH)..........  Station Operations       10,819                 --
  Utica, New York (WUTR).....................  Station Operations       12,148                 --
  Watertown, New York (WWTI).................  Station Operations           --             10,000
  Elmira, New York (WETM)(1).................  Station Operations       20,606                 --
  Santa Barbara -- Santa Maria -- San Luis
     Obispo, California (KCOY, KKFX).........  Station Operations       13,000                 --
  Salinas -- Monterey, California (KCBA(1),
     KION)...................................  Station Operations       47,841                 --
  Bakersfield, California (KGET).............  Station Operations       30,450                 --
  Fresno, California (KGPE)..................  Station Operations        6,500                 --
  Eugene, Oregon (KMTR)......................  Station Operations        9,230              3,000
  Eureka, California (KVIQ)..................  Station Operations       10,162              1,200
  Santa Rosa, California (KFTY)..............  Station Operations       13,000                 --
  Bellingham, Washington (KVOS)..............  Station Operations       13,130             11,889
  Fairbanks, Alaska (KTVF)...................  Station Operations           --             10,732
RADIO BROADCASTING
  Seattle, Washington (KJR(AM), KBTB(FM),
     KUBE(FM))...............................  Station Operations           --             42,816
  Tacoma, Washington (KHHO(AM))..............  Station Operations           --              2,075
INTERACTIVE MEDIA(2).........................          --                   --                 --
SPORTS & ENTERTAINMENT(3)
  Seattle, Washington........................  Office & Operating       30,000             27,246
                                                   Facilities
OTHER
  Seattle, Washington (Corporate Offices)....       Offices                 --             16,814
  National Sales Offices in New York, Los
     Angeles, Chicago, and San Francisco.....       Offices                 --              9,164

---------------
(1) As of December 31, 2000, we programmed these stations under LMAs. Accordingly, this table reflects data for the properties which are owned or leased by the station owners for whom we program the stations.

(2) Our interactive media operations utilizes equipment within our existing facilities and currently do not have separate designated facilities.

(3) On January 11, 2001, we entered into an agreement to sell our sports & entertainment operations.

     In general, we believe that our facilities are adequate for our present business and that additional space is generally available for expansion without significant delay. In 2000, we paid aggregate annual rentals on office space and operating facilities of approximately $5.7 million.

     KJR(AM) is licensed to broadcast from transmission facilities located on property leased from the Port of Seattle, currently on a month-to-month basis. In March 2001, the facilities at the Port of Seattle were damaged during an earthquake. We had previously planned to transfer operation of KJR(AM) from the Port of Seattle location to a newly constructed tower in Tacoma, Washington. On May 5, 1998 the FCC issued a construction permit granting us authority to construct the new transmission facilities. Construction of the new site was substantially completed in February 2000, and testing of the facilities was substantially completed in February 2001. In March 2001, the FCC granted our application for special temporary authority to operate from our new site. We subsequently filed an application with the FCC to permanently license KJR's new facilities in March 2001.

     At December 31, 2000, we owned 203 vehicles and leased 200 vehicles of various types for use in our operations. We own a variety of broadcast-related equipment, including broadcast towers, transmitters, generators, microwave systems and audio and video equipment used in our broadcasting business. We presently lease, under private carrier agreements, a Gulfstream jet and a Lear jet. The Gulfstream jet is used for executive travel between our facilities and we are currently in the process of disposing of the Lear jet. We also lease a high definition mobile television broadcasting unit which is used to provide broadcast and production services for our television stations and outside parties. Finally, we own a Boeing 727 jet that we use for travel involving the Seattle SuperSonics. However, in conjunction with the sale of our sports & entertainment operations, as discussed in Note 4 to the Consolidated Financial Statements, we are currently seeking to sell this asset.

     We believe that all of our buildings and equipment are adequately insured in accordance with industry practice.

ITEM 3 -- LEGAL PROCEEDINGS

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

     Van Alstyne v. The Ackerley Group, Inc. On June 7, 1996, a former sales manager for television station WIXT, Syracuse, New York filed a complaint in the U.S. District Court for the Northern District of New York against The Ackerley Group, Inc., WIXT and the current and former general managers of WIXT. The complaint sought unspecified damages and injunctive relief for discrimination on the basis of gender and disability, as well as unlawful retaliation, under both state and federal law. In September 2000, the Court granted defendant's Motion for Summary Judgment as to all federal claims and dismissed plaintiff's state law claims without prejudice. Plaintiff appealed that decision to the second Circuit, which is expected to hear argument sometime in the Spring of 2001. Plaintiff has re-filed her state law claims in state court, but is not expected to press those claims until the Court of Appeals rules.

     RSA Media Inc. v. AK Media Group, Inc. On June 4, 1997, RSA Media Inc., a supplier of outdoor advertising in Massachusetts, filed a complaint in the U.S. District Court for the District of Massachusetts (the "Court") alleging that we have unlawfully monopolized the Boston-area billboard market in violation of the Sherman Antitrust Act, engaged in unlawful restraint of trade in violation of the Sherman Antitrust Act, and committed unfair trade practices in violation of Massachusetts state law. The plaintiff sought in excess of $20.0 million in damages. On May 22, 1998, the Court, in a ruling from the bench, dismissed count 2 of plaintiff's complaint, which alleged that the existence of leases between us and landowners restricted the landowners' ability to lease that same space to the plaintiff in violation of the Sherman Antitrust Act. On October 3, 2000, the Court granted our motion for summary judgment on the remaining counts of the Complaint. On October 26, 2000, RSA Media filed a Notice of Appeal with the United States Court of Appeals for the First Circuit. Under the Scheduling Order established by the First Circuit, substantive briefing will not commence until later in 2001.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are:

                 NAME                   AGE                    POSITION
                 ----                   ---                    --------
Barry A. Ackerley.....................  66    Chairman and Chief Executive Officer
Gail A. Ackerley......................  63    Co-Chairman and Co-Chief Executive Officer
Christopher H. Ackerley...............  31    Co-President
Denis M. Curley.......................  53    Co-President and Secretary
Kevin E. Hylton.......................  44    Senior Vice President, Chief Financial
                                              Officer, and Assistant Secretary

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

     Mr. Kevin E. Hylton was named Senior Vice President and Chief Financial Officer on June 5, 2000. Prior to joining us he served as Director of Finance for Nordstrom, Inc. from March 1999 to April 2000. From December 1987 to July 1998, he was Vice President and Corporate Controller for Westin Hotels and Resorts.

     Barry A. Ackerley and Gail A. Ackerley are husband and wife. Christopher H. Ackerley is their son. There are no other family relationships among any of our executive officers. All officers serve at the pleasure of our Board of Directors.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 1, 2001, 35,060,136 shares of our common stock were issued and outstanding, of which 24,020,548 shares were Common Stock and 11,039,588 shares were Class B Common Stock. The Common Stock was held by 509 shareholders of record; the Class B Common Stock was held by 26 shareholders of record.

     Our Board of Directors declared a cash dividend of $.02 per share in each of 1999 and 2000. Our Board of Directors determined not to declare a dividend in 2001. Payment of any future dividends is at the discretion of the Board of Directors and depends on a number of conditions. Among other things, dividend payments depend upon our results of operations and financial condition, capital requirements and general economic conditions. The terms of our senior debt impose certain limits upon our ability to pay dividends and make other distributions. In addition, we are subject to the General Corporation Law of Delaware, which restricts our ability to pay dividends in certain circumstances.

COMMON STOCK

     Our Common Stock is listed and trades on the New York Stock Exchange under the symbol "AK."

     The table below sets forth the high and low sales prices of our Common Stock for each full quarterly period in the two most recent fiscal years according to the New York Stock Exchange.

           2000               HIGH      LOW                     1999               HIGH      LOW
           ----              ------    ------                   ----              ------    ------
First Quarter..............  $19.53    $12.36        First Quarter..............  $19.22    $16.47
Second Quarter.............  $15.06    $10.94        Second Quarter.............  $19.97    $16.60
Third Quarter..............  $14.13    $ 9.69        Third Quarter..............  $19.22    $11.11
Fourth Quarter.............  $11.63    $ 7.88        Fourth Quarter.............  $18.47    $11.36

     On March 1, 2001, the high and low sales prices of our Common Stock, according to the New York Stock Exchange, were $14.00 and $13.75, respectively.

CLASS B COMMON STOCK

     Our Class B Common Stock is not publicly traded. Persons owning shares of our Class B Common Stock may trade such shares only as permitted by our Certificate of Incorporation, which imposes restrictions on such transfer. Thus, there is no trading market for shares of our Class B Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

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

                                                                             YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                              2000           1999          1998        1997        1996
                                                            ---------      --------      --------    --------    --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue...................................................  $ 263,305      $243,130      $235,516    $229,828    $205,049
Agency commissions and discounts..........................     38,741        35,547        34,015      32,085      29,398
                                                            ---------      --------      --------    --------    --------
Net revenue...............................................    224,564       207,583       201,501     197,743     175,651
Expenses (other income):
  Operating expenses......................................    181,644       157,065       150,911     142,089     125,137
  Restructuring expenses..................................       (178)        1,125            --          --          --
  Depreciation and amortization expense...................     39,161        26,042        14,078      13,184      14,255
  Interest expense........................................     25,795        32,959        22,792      24,209      22,514
  Net gain on dispositions of assets......................   (277,650)(1)   (28,999)(1)   (33,524)(1)      --          --
  Stock compensation expense..............................        100           559           452       9,344          --
  Equity in losses of affiliates..........................        801           174            --          --          --
  Litigation expense (adjustment).........................         --            --            --      (5,000)(2)      --
                                                            ---------      --------      --------    --------    --------
        Total expenses (other income).....................    (30,327)      188,925       154,709     183,826     161,906
                                                            ---------      --------      --------    --------    --------
Income from continuing operations before income taxes and
  extraordinary item......................................    254,891        18,658        46,792      13,917      13,745
Income tax expense (benefit)..............................     96,284         7,917        18,576     (19,168)      2,007
                                                            ---------        --------    --------    --------    --------
Income from continuing operations before extraordinary
  item....................................................    158,607        10,741        28,216      33,085      11,738
Income (loss) from discontinued operations, net of taxes
  (3).....................................................     (9,707)       (2,778)       (4,693)       (156)      4,391
                                                            ---------      --------      --------    --------    --------
Income before extraordinary item..........................    148,900         7,963        23,523      32,929      16,129
Extraordinary item -- loss on debt extinguishment, net of
  taxes...................................................         --        (1,373)       (4,346)         --        (355)
                                                            ---------      --------      --------    --------    --------
Net income applicable to common shares....................  $ 148,900      $  6,590      $ 19,177    $ 32,929    $ 15,774
                                                            =========      ========      ========    ========    ========
Per common share:
    Income from continuing operations before extraordinary
      item................................................  $    4.54      $    .33      $    .89    $   1.05    $    .38
    Discontinued operations...............................       (.28)         (.09)         (.14)         --         .14
    Extraordinary item....................................         --          (.04)         (.14)         --        (.01)
                                                            ---------      --------      --------    --------    --------
    Net income............................................  $    4.26      $    .20      $    .61    $   1.05    $    .51
                                                            =========      ========      ========    ========    ========
    Common shares used in per share computation...........     34,994        32,932        31,627      31,345      31,166
Per common share -- assuming dilution:
    Income before extraordinary item......................  $    4.52      $    .32      $    .88    $   1.04    $    .37
    Discontinued operations...............................       (.28)         (.08)         (.14)         --         .14
    Extraordinary item....................................         --          (.04)         (.14)         --        (.01)
                                                            ---------      --------      --------    --------    --------
    Net income............................................  $    4.24      $    .20      $    .60    $   1.04    $    .50
                                                            =========      ========      ========    ========    ========
    Common shares used in per share
      computation -- assuming dilution....................     35,122        33,110        31,883      31,652      31,760
Dividends.................................................  $     .02      $    .02      $    .02    $    .02    $    .02
                                                            =========      ========      ========    ========    ========
CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):
Working capital...........................................  $  15,108      $ 21,704      $ 15,706    $ 12,019    $ 11,154
Total assets..............................................    667,307       528,436       316,126     266,385     224,912
Total long-term debt......................................    385,439       403,761       266,999     213,294     229,350
Total debt................................................    394,671       414,593       270,100     229,424     235,141
Stockholders' equity (deficiency).........................    175,980        27,289       (25,841)    (44,909)    (83,839)

---------------
(1) See Note 3 to the Consolidated Financial Statements.

(2) See Note 14 to the Consolidated Financial Statements.

(3) See Note 4 to the Consolidated Financial Statements

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Statements appearing in this section, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, which are not historical in nature (including the discussions of the effects of recent acquisitions and dispositions, business transactions, and similar information), are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution our shareholders and potential investors that any forward-looking statements or projections set forth in this section and elsewhere in the annual report are subject to risks and uncertainties which may cause actual results to differ materially from those projected. After the date of this Annual Report, we will not make any public announcements updating any forward-looking statement contained in this report.

     Important factors that could cause the results to differ materially from those expressed in this section or elsewhere in the annual report include:

     - material adverse changes in general economic conditions, including changes in inflation and interest rates, changes in demand for advertising nationally or in the local markets that we serve, including cyclical aspects such as political advertising;

     - recessionary influences in the regional markets that we serve;

     - changes in laws and regulations affecting the outdoor advertising and television and radio broadcasting businesses, including changes in the FCC's treatment of local marketing agreements and related matters, and the possible inability to obtain FCC consent to proposed or pending acquisitions or dispositions of broadcasting stations;

     - competitive factors in the outdoor advertising, television broadcasting, radio broadcasting, and interactive media businesses;

     - expiration or non-renewal of broadcasting licenses and local marketing agreements;

     - labor matters, changes in labor costs, loss of key employees, including key broadcasting employees, renegotiation of labor contracts, and risk of work stoppages or strikes;

     - matters relating to our level of indebtedness, including restrictions imposed by financial covenants;

     - material changes to accounting standards.

OVERVIEW

     We reported net income of $148.9 million in 2000, compared to $6.6 million in 1999. Our net income for 2000 includes a net gain on dispositions of assets of $277.7 million and a loss from discontinued operations of $9.7 million. By contrast, our 1999 net income includes a net gain on dispositions of assets of $29.0 million and a loss from discontinued operations of $2.8 million. Net revenue in 2000 increased by $17.0 million, or 8%, from 1999, and our EBITDA (as defined below) decreased by $6.3 million, or 13%.

     During 2000, we sold our Florida outdoor advertising operations and acquired five outdoor advertising companies. In addition, we acquired two television stations for which we previously provided programming and sales services under local marketing agreements, acquired four other television stations, and entered into a local marketing agreement for an additional station.

     In January 2001, we entered into an agreement to sell our sports & entertainment operations pursuant to a letter of intent signed on December 8, 2000. Accordingly, our sports & entertainment operations are reflected in our financial statements as a discontinued operation for all periods presented. This transaction is more fully discussed in Note 4 to the Consolidated Financial Statements.

     In the third quarter of 2000, our interactive media segment commenced operations. Currently, this segment consists of the iKnow Network, a group of independent local news and information portal sites created through partnerships between our interactive media group, our local television stations, and other local media companies. At December 31, 2000, our portal sites in Bakersfield, California and Rochester, New York were operational.

     As with many media companies, our acquisitions and dispositions have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, our management believes that EBITDA (defined as net revenue less operating expenses and restructuring expenses before amortization, depreciation, interest, net gain on dispositions of assets, stock compensation expense, and equity in losses of affiliates) is an appropriate measure of our financial performance. Similarly, we believe that Segment Operating Cash Flow (defined as EBITDA before corporate overhead) is an appropriate measure of our segments' financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use EBITDA to pay interest and principal on our long-term debt as well as to finance capital expenditures. EBITDA and Segment Operating Cash Flow, however, are not to be considered as alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

RESULTS OF OPERATIONS

     The following tables set forth certain historical financial and operating data for each of the three years in the period ended December 31, 2000, including net revenue, operating expenses, and Segment Operating Cash Flow information by segment:

                                                     YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------
                                       2000                   1999                   1998
                                -------------------    -------------------    -------------------
                                            AS % OF                AS % OF                AS % OF
                                              NET                    NET                    NET
                                 AMOUNT     REVENUE     AMOUNT     REVENUE     AMOUNT     REVENUE
                                --------    -------    --------    -------    --------    -------
                                                     (DOLLARS IN THOUSANDS)
Net revenue...................  $224,564     100.0%    $207,583     100.0%    $201,501     100.0%
Segment operating expenses....   157,674      70.2      142,048      68.4      136,420      67.7
Corporate overhead............    23,792      10.6       16,142       7.8       14,491       7.2
                                --------               --------               --------
          Total operating
            expenses..........   181,466      80.8      158,190      76.2      150,911      74.9
                                --------               --------               --------
EBITDA........................    43,098      19.2       49,393      23.8       50,590      25.1
Other expenses and (income):
  Depreciation and
     amortization expenses....    39,161      17.4       26,042      12.5       14,078       7.0
  Interest expense............    25,795      11.5       32,959      15.9       22,792      11.3
  Net gain on dispositions of
     assets...................  (277,650)   (123.6)     (28,999)    (14.0)     (33,524)    (16.6)
  Stock compensation
     expense..................       100        --          559       0.3          452       0.2
  Equity in losses of
     affiliates...............       801       0.4          174       0.1           --        --
                                --------               --------               --------
          Total other expenses
            and (income)......  (211,793)    (94.3)      30,735      14.8        3,798       1.9
Income from continuing
  operations before income
  taxes and extraordinary
  item........................   254,891     113.5       18,658       9.0       46,792      23.2
Income tax expense............    96,284      42.9        7,917       3.8       18,576       9.2
                                --------               --------               --------
Income from continuing
  operations before
  extraordinary item..........   158,607      70.6       10,741       5.2       28,216      14.0
Loss from discontinued
  operations, net of taxes....    (9,707)     (4.3)      (2,778)     (1.4)      (4,693)     (2.3)
                                --------               --------               --------
Income before extraordinary
  item........................   148,900      66.3        7,963       3.8       23,523      11.7
Extraordinary item, net of
  taxes.......................        --        --       (1,373)     (0.6)      (4,346)     (2.2)
                                --------               --------               --------
Net income....................  $148,900      66.3     $  6,590       3.2     $ 19,177       9.5
                                ========               ========               ========

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Net revenue:
  Outdoor media............................................  $ 89,309    $ 98,751    $108,560
  Television broadcasting..................................   107,615      81,669      68,467
  Radio broadcasting.......................................    27,589      27,163      24,474
  Interactive media........................................        51          --          --
                                                             --------    --------    --------
          Total net revenue................................  $224,564    $207,583    $201,501
                                                             ========    ========    ========
Segment operating expenses:
  Outdoor media............................................  $ 51,364    $ 56,877    $ 65,605
  Television broadcasting..................................    86,841      69,608      55,996
  Radio broadcasting.......................................    19,018      15,563      14,819
  Interactive media........................................       451          --          --
                                                             --------    --------    --------
          Total segment operating expenses.................  $157,674    $142,048    $136,420
                                                             ========    ========    ========
Segment operating cash flow and EBITDA:
  Outdoor media............................................  $ 37,945    $ 41,874    $ 42,955
  Television broadcasting..................................    20,774      12,061      12,471
  Radio broadcasting.......................................     8,571      11,600       9,655
  Interactive media........................................      (400)         --          --
                                                             --------    --------    --------
          Total Segment Operating Cash Flow................    66,890      65,535      65,081
  Corporate overhead.......................................   (23,792)    (16,142)    (14,491)
                                                             --------    --------    --------
          EBITDA...........................................  $ 43,098    $ 49,393    $ 50,590
                                                             ========    ========    ========
Change in net revenue from prior periods:
  Outdoor media............................................      (9.6)%      (9.0)%      (4.1)%
  Television broadcasting..................................      31.8        19.3         7.6
  Radio broadcasting.......................................       1.6        11.0        16.7
  Interactive media........................................        NA          NA          NA
          Change in total net revenue......................       8.2         3.0        (1.9)
Segment operating expenses as a % of net revenue:
  Outdoor media............................................      57.5%       57.6%       60.4%
  Television broadcasting..................................      80.7        85.2        81.8
  Radio broadcasting.......................................      68.9        57.3        60.5
  Interactive media........................................     884.3          --          --
          Total segment operating expenses as a % of total
            net revenue:...................................      70.2        68.4        67.7
Segment operating cash flow as a % of net revenue:
  Outdoor media............................................      42.5%       42.4%       39.6%
  Television broadcasting..................................      19.3        14.8        18.2
  Radio broadcasting.......................................      31.1        42.7        39.5
  Interactive media........................................    (784.3)         --          --
     Segment Operating Cash Flow as a % of total net
       revenue.............................................      29.8        31.6        32.3
EBITDA as a % of total net revenue.........................      19.2        23.8        25.1

2000 COMPARED WITH 1999

     Net Revenue. Our 2000 net revenue was $224.6 million. This represented an increase of $17.0 million, or 8%, compared to $207.6 million in 1999. Changes in net revenue were as follows:

     - Outdoor Media. Net revenue from our outdoor media segment decreased by $9.5 million, or 10%, from 1999. This decrease was primarily due to the absence of our Florida outdoor advertising operations, which we sold in January 2000. Excluding our Florida outdoor advertising operations, net revenue from our outdoor media segment increased by $16.4 million, or 23%, from 1999. This increase mainly resulted from growth in national and local sales in the Boston and Northwest markets. We completed the expansion of our national sales organization during 1999, which contributed to our national sales growth. Within this segment, dot com advertising increased 148% to $12.1 million in 2000.

     - Television Broadcasting. Net revenue from our television broadcasting segment increased by $25.9 million, or 32%, from 1999. This increase was mainly due mainly to the addition of stations WETM, WBGH, WWTI, KGPE, and KKFX in 2000; stations WOKR and KTVF in 1999; and the exchange of station KKTV for KCOY in 1999. Excluding these transactions, net revenue from our television broadcasting segment increased by $5.3 million, or 9%, from 1999. This increase was due primarily to political advertising revenue, which totaled approximately $12.0 million ($10.1 million excluding acquired stations) in 2000.

     - Radio Broadcasting. Net revenue from our radio broadcasting segment increased by $0.4 million, or 2%, from 1999. Revenue growth was negatively impacted by the format change with one of our FM stations.

     Segment Operating Expenses. Segment operating expenses (which exclude corporate overhead) were $157.7 million. This represented an increase of $15.7 million, or 11%, compared to $142.0 million in 1999. Changes in segment operating expenses were as follows:

     - Outdoor Media. Operating expenses from our outdoor media segment decreased by $5.5 million, or 10%, from 1999. This decrease was due primarily to the absence of our Florida outdoor advertising operations, which we sold in January 2000. Excluding our Florida outdoor advertising operations, operating expenses from our outdoor media segment increased by $11.7 million, or 30%, from 1999. This increase was primarily due to the acquisition of five outdoor media companies, higher lease costs, increased employment-related expenses, and increased expenses related to the expansion of our national sales force.

     - Television Broadcasting. Operating expenses from our television broadcasting segment increased by $17.2 million, or 25%, from 1999. This increase was due mainly to the addition of stations WETM, WBGH, WWTI, KGPE, and KKFX in 2000; stations WOKR and KTVF in 1999; and the exchange of station KKTV for KCOY in 1999. Our 1999 operating expenses included a restructuring charge of $1.1 million recognized in connection with our ongoing implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions, contract terminations, legal, and other costs associated directly with the restructuring. Excluding these transactions, operating expenses from our television broadcasting segment increased by $2.4 million, or 4%, from 1999. This increase was primarily due to higher program, promotion, and production expenses relating to the expansion of our local news.

     - Radio Broadcasting. Operating expenses from our radio broadcasting segment increased by $3.5 million, or 22%, from 1999. This increase was primarily due to higher expenses associated with increased sales activity and the expense associated with the previously noted format change with one of our FM stations.

     Corporate Overhead Expenses. Our corporate overhead expenses were $23.8 million in 2000. This represented an increase of $7.7 million, or 47%, from 1999. Approximately $3.3 million of this increase was due to costs associated with the celebration of our 25th anniversary and the operating and estimated disposal costs of a company aircraft. The remainder of the increase was due primarily to increased travel costs, expansion of corporate staff to support our growth from our acquisitions, and greater utilization of outside services.

     EBITDA. Our EBITDA was $43.1 million in 2000. This represented a decrease of $6.3 million, or 13%, compared to $49.4 million in 1999. The decrease in Segment Operating Cash Flow from our outdoor media and radio broadcasting segments, and the increase in corporate overhead expenses, was partially offset by the increase in Segment Operating Cash Flow from our television broadcasting segment. EBITDA as a percentage of total net revenue decreased to 19% in 2000 compared to 24% in 1999.

     Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $39.2 million in 2000. This represented an increase of $13.2 million, or 51%, compared to $26.0 million in 1999. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000. In addition, depreciation expense increased as a result of our investment in a new operating facility for our radio broadcasting, sports & entertainment (discontinued operations), and corporate technology operations, and our investment in the Digital CentralCasting and ParkerVision systems for our television broadcasting segment.

     Interest Expense. Our interest expense was $25.8 million in 2000. This represented a decrease of $7.2 million, or 22%, from $33.0 million in 1999. This decrease was due to lower average debt balances during 2000 resulting from the application of proceeds from the sale of our Florida outdoor advertising operations.

     Stock Compensation Expense. We recognized stock compensation expense of $0.1 million in 2000 compared to $0.6 million in 1999. The 1999 expense primarily related to the amendments of certain stock option agreements.

     Net Gain on Dispositions of Assets. We recognized a net gain on disposition of assets of $277.7 million. This gain consisted of a $269.3 million gain from the sale of our Florida outdoor advertising operations, an $8.8 million gain from the sale of station KCBA, and a $0.4 million loss on disposal of certain assets of our radio broadcasting segment resulting from it's relocation to a new facility. The net gain of $29.0 million in 1999 resulted from a $28.6 million gain from the exchange of the assets of television station KKTV for the assets of television station KCOY, a $1.6 million gain relating to the sale of our airport advertising operations, and a $1.2 million loss on the sale of a radio broadcasting tower.

     Income Tax Expense. We recognized income tax expense of $96.3 million based on our income from continuing operations before extraordinary item of $254.9 million in 2000 compared to $7.9 million based on our income from continuing operations before extraordinary item of $18.7 million in 1999. The effective tax rate in 2000 was 38% compared to 42% in 1999.

     Loss From Discontinued Operations. Our loss from discontinued operations was $9.7 million net of taxes for 2000 compared to $2.8 million in 1999. This increase was due primarily to increased operating expenses, particularly for SuperSonics player compensation and other team costs, which outpaced the growth in net revenue.

     Extraordinary Item. In 1999, we replaced our existing 1998 Credit Agreement with a new $325.0 million credit agreement and redeemed our $20.0 million 10.48% Senior Subordinated Notes. These transactions resulted in an aggregate charge of $1.4 million, net of taxes, primarily consisting of the write-off of deferred financing costs and prepayment fees.

     Net Income. Our net income was $148.9 million in 2000. This represented an increase of $142.3 million from $6.6 million in 1999.

1999 COMPARED WITH 1998

     Net Revenue. Our 1999 net revenue was $207.6 million. This represented an increase of $6.1 million, or 3%, compared to $201.5 million in 1998. Changes in net revenue were as follows:

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

     Segment Operating Expenses. Our 1999 segment operating expenses (which exclude corporate overhead) were $142.0 million. This represented an increase of $5.6 million, or 4%, compared to $136.4 million in 1998. Changes in segment operating expenses were as follows:

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

      Corporate Overhead Expenses. Our corporate overhead expenses were $16.1 million in 1999. This represented an increase of $1.7 million, or 11%, from 1998. This increase was primarily a result of increased marketing costs, increased travel costs, and higher utilization of outside services.

     EBITDA. Our EBITDA was $49.4 million in 1999. This represented a decrease of $1.2 million, or 2%, compared to $50.6 million in 1998. The increase in Segment Operating Cash Flow from our radio broadcasting segment was partially offset by the decrease in Segment Operating Cash Flow from our outdoor media and television broadcasting segments and the increase in corporate overhead expenses. EBITDA as a percentage of total net revenue decreased to 24% in 1999 compared to 25% in 1998.

     Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $26.0 million in 1999. This represented an increase of $11.9 million, or 84%, compared to $14.1 million in 1998. This increase primarily resulted from depreciation and amortization expenses relating to our business acquisitions during 1999.

     Interest Expense. Our interest expense was $33.0 million in 1999. This represented an increase of $10.2 million, or 45%, from 1998. This increase was primarily due to higher average debt balances during 1999 reflecting the financing of our various acquisitions.

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

     Income Tax Expense. We recognized income tax expense of $7.9 million based on our income from continuing operations before extraordinary item of $18.7 million in 1999 compared to $18.6 million based on our income from continuing operations before extraordinary item of $46.8 million in 1998. The effective tax rate was 42% in 1999 compared to 40% in 1998.

     Loss From Discontinued Operations. Our loss from discontinued operations was $2.8 million net of taxes for 1999 compared to $4.7 million for 1998. This decrease was due primarily to the impact of the NBA lockout. Two full months of the NBA season were cancelled in 1998 whereas only one month was cancelled in 1999, resulting in greater losses in 1998 compared to 1999.

     Extraordinary Item. In 1999, we replaced our existing 1998 Credit Agreement with a new $325.0 million credit agreement and redeemed our $20.0 million 10.48% Senior Subordinated Notes. These transactions resulted in an aggregate charge of $1.4 million, net of taxes, primarily consisting of the write-off of deferred financing costs and prepayment fees. In 1998, we redeemed our 10.75% Senior Secured Notes with proceeds under the 1998 Credit Agreement. This transaction resulted in a charge of $4.3 million, net of taxes, consisting of the write-off of deferred financing costs and prepayment fees.

     Net Income. Our net income was $6.6 million in 1999. This represented a decrease of $12.6 million, or 66%, from $19.2 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $78.3 million in 2000 compared to $0.2 million in 1999. However, cash paid for income taxes was $70.7 million in 2000 compared to only $0.7 million in 1999. The higher 2000 amount is due mainly to income taxes associated with the net gain on dispositions of assets of $277.7 million, which resulted primarily from the sale of our Florida outdoor advertising operations. In addition, our cash flow from operating activities was impacted negatively by the loss from our discontinued sports & entertainment operations. On a pre-tax basis, this loss amounted to $15.6 million in 2000 compared to $4.8 million in 1999. Finally, in the first quarter of 2000 we paid $7.5 million in damages in connection with a lawsuit, as more fully described in
Note 14 to the Consolidated Financial Statements.

     Our working capital decreased to $15.1 million at December 31, 2000 from $21.7 million at December 31, 1999. This decrease was due primarily to the decrease in deferred tax assets, consisting principally of net operating loss, alternative minimum tax credit, and charitable contribution carryforwards. The gain on the sale of our Florida outdoor advertising operations enabled us to utilize these carryforwards in 2000. For the periods presented, we financed our working capital needs primarily from cash provided by operating activities and bank borrowings.

     Capital expenditures were $41.4 million in 2000, compared to $29.1 million in 1999. Capital expenditures in 2000 were primarily for the expansion of our radio broadcasting, corporate technology group, and sports & entertainment (discontinued operations) operating facilities in Seattle, broadcasting equipment in connection with the implementation of Digital CentralCasting and ParkerVision, computer equipment, and outdoor advertising signs. We anticipate that 2001 capital expenditures will be between $15.0 and $25.0 million. These amounts will consist mainly of broadcasting equipment to complete our Digital CentralCasting and ParkerVision implementations and the expansion of our outdoor advertising operating facilities in Portland, Oregon. This forward-looking statement is, however, subject to the qualification set forth under "Forward-Looking Statements" above.

     During 2000, we purchased five outdoor advertising companies for $46.3 million and six television stations for $112.3 million. We also invested $17.0 million in a company that operates several television stations in

New York. These transactions, which resulted in significant amounts of goodwill and other intangible assets, are more fully described in Notes 1 and 3 to the Consolidated Financial Statements.

     For the periods presented, our long-term liquidity needs have been principally for acquisitions, capital expenditures, and refinancing our indebtedness. We have financed these needs through proceeds from the sale of our airport advertising operations in 1998, proceeds from the sale of our Florida outdoor advertising operations in 2000, proceeds from the issuance of common stock in 1999, proceeds from the sale of subordinated debt securities in 1998 and 1999, and bank borrowings.

     Following is a summary of our financing activities and debt structure:

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

     On January 5, 2000, we applied proceeds from the sale of our Florida outdoor advertising operations (as discussed in Note 3 to the Consolidated Financial Statements) to fully repay outstanding borrowings under our 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. In connection with the transaction, we amended the 1999 Credit Agreement to waive, on a one-time basis, the mandatory requirement to apply 100% of net proceeds from asset dispositions to permanently repay borrowings under the Revolver and to provide for a new commitment amount under the Revolver of approximately $147.9 million. Additionally, we amended the 1999 Credit Agreement to provide for a delayed-draw term loan facility of approximately $126.8 million (the "2000 Term Loan") allowing us to borrow, through no more than two separate borrowings, the maximum amount available under the 2000 Term Loan. On September 15, 2000 we borrowed $54.0 million under the 2000 Term Loan to acquire television station KGPE(TV).

     To accommodate recent acquisitions, particularly KGPE(TV), and the anticipated timing of the sale of our sports & entertainment operations (as discussed in Note 4 to the Consolidated Financial Statements), we amended the 1999 Credit Agreement to provide waivers of compliance with, and to change the requirements of, certain restrictive covenants effective for the period June 30, 2000 through April 15, 2001. We anticipate that we will be in compliance with these covenants upon closing of the sale of our sports & entertainment operations. Proceeds from the sale will be used to substantially repay amounts outstanding under the 1999 Credit Agreement. In connection with these amendments, the total available borrowings under the 2000 Term Loan were reduced to $59.0 million and total borrowings available under the Revolver were increased to $167.9 million.

     As of December 31, 2000, we had outstanding $51.3 million of the Term Loan and $125.0 million of the Revolver. Principal repayments under the Term Loan are due quarterly through December 31, 2005. The Revolver requires scheduled annual commitment reductions, with required principal repayments of outstanding amounts in excess of the commitment levels, through December 31, 2005.

     Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on our total leverage ratio. As of December 31, 2000, the weighted average interest rate of borrowings under the 1999 Credit Agreement was approximately 10.1%.

     We have pledged substantially all of our subsidiaries' outstanding stock and assets as collateral for amounts due under the 1999 Credit Agreement. Thus, if we default under the 1999 Credit Agreement, the lenders may take possession of and sell substantially all of our subsidiaries and their assets.

     On February 24, 1999, we issued additional Senior Subordinated Notes due 2009 in the aggregate principal amount of $25.0 million. The total aggregate amount of Senior Subordinated Notes issued and outstanding is $200.0 million. The Senior Subordinated Notes bear interest at 9%, which is payable semi-annually in January and July. Principal is payable in full in January 2009.

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

     Following are items that may impact our liquidity in 2001:

     - Our television broadcasting segment typically enjoys significant revenues from political advertising in even numbered years. In 2000, we received over $12 million of revenue from political advertising that may not be replaced by other advertising categories in 2001. Our liquidity may be impacted negatively to the extent such political revenue is not replaced by other advertising categories in 2001.

     - National advertising may decrease as a result of the slowing national economy. Our liquidity may be impacted negatively depending on the magnitude of this trend, its duration, and our ability to offset decreased national sales with increased local sales.

     - We enjoyed a significant increase in revenues from the dot-com advertising category in 2000, primarily in our outdoor media segment. However, thus far in 2001 we are seeing a decline in revenue from this sector compared to 2000 levels. If this trend continues throughout 2001, our liquidity may be impacted negatively to the extent we are unable to offset such a decline by increasing revenue from other advertising categories.

     - As more fully described below, and in Note 4 to the Consolidated Financial Statements, we have entered into an agreement to sell our sports & entertainment operations. We are incurring losses from our sports & entertainment operations which will continue until the transaction closes. We expect the transaction will close by April 15, 2001. However, should the closing be delayed we would incur greater losses which would negatively impact our liquidity. In addition, we would be required to obtain waivers of compliance with certain covenants of our 1999 Credit Agreement and might need to seek additional sources of financing.

SUBSEQUENT EVENTS

     In January 2001, we signed an agreement to sell substantially all of our assets of our sports & entertainment operations, including our NBA SuperSonics franchise, our interests in the WNBA Seattle Storm, and substantially all of the assets of our Full House Sports & Entertainment division for approximately $200.0 million in cash, plus the assumption of certain liabilities. We anticipate the sale, which is subject to NBA Board of Governors approval, to close by April 15, 2001. Following closing, we expect to recognize a pre-tax gain on the transaction of between approximately $150.0 to $160.0 million. Concurrent with the transaction, we will apply net proceeds from the sale to substantially repay outstanding borrowings under the 1999 Credit Agreement. This transaction is more fully described in Note 4 to the Consolidated Financial Statements.

QUARTERLY VARIATIONS

     Our results of operations may vary from quarter to quarter due in part to the timing of acquisitions or dispositions and to seasonal variations in the operations of the television broadcasting and radio broadcasting segments. In particular, our net revenue and EBITDA historically have been affected positively by increased advertising activity in the second and fourth quarters.

TAXES

     Due to the gain on the sale of our Florida outdoor advertising operations, our federal net operating loss, alternative minimum tax credit, and charitable contribution carryforwards will be fully utilized in our 2000 federal tax return.

INFLATION

     The effects of inflation on our costs generally have been offset by our ability to correspondingly increase our rate structure.

NEW ACCOUNTING STANDARD

     FASB statement 133, Accounting for Derivative Instruments and Hedging Activities, (as amended by statements 137 and 138), standardizes the accounting for derivative instruments. As required, we have adopted the statement effective January 1, 2001. However, because we had no derivative instruments at December 31, 2000, there was no impact on our Consolidated Financial Statements from the adoption of this statement.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, which consist of interest rate swaps and debt obligations for the year ended December 31, 1999, and debt obligations for the year ended December 31, 2000. There were no interest rate swaps outstanding at December 31, 2000. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                          AVERAGE INTEREST (SWAP) RATE
                             (DOLLARS IN THOUSANDS)

                                                                                                                         FAIR
                                                                                                                        VALUE
                                               2001     2002      2003      2004      2005     THEREAFTER    TOTAL     12/31/00
                   2000:                      ------   -------   -------   -------   -------   ----------   --------   --------
Long-term debt, including current portion
  Fixed rate................................      --        --        --        --        --    $200,000    $200,000   $176,000
  Average interest rate.....................      --        --        --        --        --        9.00%
  Variable rate.............................  $5,400   $29,588   $40,375   $50,468   $50,469          --    $176,300   $176,300
  Average interest rate.....................     (a)       (a)       (a)       (a)       (a)          --

                                                                                                                         FAIR
                                                                                                                         VALUE
                                              2000      2001      2002      2003      2004     THEREAFTER    TOTAL     12/31/99
                   1999:                     ------   --------   -------   -------   -------   ----------   --------   ---------
Long-term debt, including current portion
  Fixed rate...............................      --         --        --        --        --    $200,000    $200,000   $194,000
  Average interest rate....................      --         --        --        --        --        9.00%
  Variable rate............................  $7,500   $ 19,300   $31,100   $38,600   $48,250    $ 48,250    $193,000   $193,000
  Average interest rate....................     (a)        (a)       (a)       (a)       (a)         (a)
Interest rate swaps
Pay fixed/receive variable.................      --   $130,000        --        --        --          --    $130,000   $  4,892
Average pay rate...........................      --       4.60%       --        --        --          --
Average receive rate.......................      --       6.20%       --        --        --          --

---------------
(a) The interest rate is based on a base rate or LIBOR plus defined margins which vary based on our total leverage ratio.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is included in Item 14, pages F-1 through F-22

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning our directors and certain executive officers, see the sections entitled "Item 1 -- Election of Directors" and "Management Information" in our definitive Proxy Statement dated March 30, 2001, which is incorporated into this section by reference and "Executive Officers of the Registrant" under Part I of this report.

ITEM 11 -- EXECUTIVE COMPENSATION

     For information concerning executive compensation, see the sections entitled "Item 1 -- Election of Directors" and "Management Information" in our definitive Proxy Statement dated March 30, 2001, which information is incorporated into this section by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 1, 2001, Barry A. Ackerley and Gabelli Funds, Inc. were the only persons, to our knowledge, owning beneficially more than 5% of the outstanding shares of Common Stock and Class B Common Stock. For information concerning these shareholders' holdings as well as the security ownership of management, see the section entitled "Management Information -- Share Ownership" in our definitive Proxy Statement dated March 30, 2001, which information is incorporated into this section by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning certain relationships and related transactions, see the Section entitled "Management Information -- Certain Relationships and Related Transactions" in our definitive Proxy Statement dated March 30, 2001, which information is incorporated into this section by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Schedules.

        The following documents are being filed as part of this Report:

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Ernst & Young LLP, Independent Auditors...........  F-1
Consolidated balance sheets as of December 31, 2000 and
  1999......................................................  F-2
Consolidated statements of income for the years ended
  December 31, 2000, 1999 and 1998..........................  F-3
Consolidated statements of stockholders' equity (deficiency)
  for the years ended December 31, 2000, 1999 and 1998......  F-4
Consolidated statements of cash flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

     Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

     (3) Exhibits:

    EXHIBIT
    NUMBER                               EXHIBIT
    -------                              -------
     3.1       Fourth Restated Certificate of Incorporation.(1)
     3.2       Amended and Restated Bylaws.
    10.1       Credit Agreement dated January 22, 1999, by and among The
               Ackerley Group, Inc., certain lenders named therein, and
               First Union National Bank, Fleet Bank, N.A., Union Bank of
               California, N.A., KeyBank National Association, and Bank of
               Montreal, Chicago Branch, as agents.(2)
    10.2       First Amendment to Credit Agreement, dated as of June 11,
               1999, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A.,
               Union Bank of California, N.A. and KeyBank National
               Association, as agents.(3)
    10.3       Second Amendment to Credit Agreement, dated as of September
               10, 1999, among The Ackerley Group, Inc., certain lenders
               named therein, and First Union National Bank, Fleet Bank,
               N.A., Union Bank of California, N.A. and KeyBank National
               Association, as agents.(3)
    10.4       Third Amendment to Credit Agreement, dated as of January 7,
               2000, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A.,
               Union Bank of California, N.A. and KeyBank National
               Association, as agents.(3)
    10.5       Fourth Amendment to Credit Agreement, dated as of February
               11, 2000, among The Ackerley Group, Inc., certain lenders
               named therein, and First Union National Bank, Fleet Bank,
               N.A., Union Bank of California, N.A. and KeyBank National
               Association, as agents.(3)
    10.6       Fifth Amendment to Credit Agreement dated as of July 31,
               2000, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A.,
               Union Bank of California, N.A. and KeyBank National
               Association, as agents.

    EXHIBIT
    NUMBER                               EXHIBIT
    -------                              -------
    10.7       Sixth Amendment to Credit Agreement dated as of December 15,
               2000, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A.,
               Union Bank of California, N.A. and KeyBank National
               Association, as agents.
    10.8       Seventh Amendment to Credit Agreement dated as of February
               28, 2001, among The Ackerley Group, Inc., certain lenders
               named therein, and First Union National Bank, Fleet Bank,
               N.A., Union Bank of California, N.A. and KeyBank National
               Association, as agents.
    10.9       Security Agreement dated January 22, 1999 between The
               Ackerley Group, Inc. and First Union National Bank, as
               administrative agent.(2)
    10.10      Pledge Agreement dated January 22, 1999 between The Ackerley
               Group, Inc. and First Union National Bank, as administrative agent.(2)
    10.11      Indenture dated December 14, 1998 between The Ackerley
               Group, Inc. and The Bank of New York, as Trustee, relating to the 9% Senior Subordinated Notes due 2009.(4)
    10.12      First Supplemental Indenture dated as of April 8, 1999
               between The Ackerley Group, Inc., the guarantors named
               therein, and The Bank of New York, as Trustee.(3)
    10.13      Employees Stock Option Plan, as amended and restated on May
               11, 1999.(5)
    10.14      Nonemployee -- Director's Equity Compensation Plan, as
               amended and restated on March 12, 1997.
    10.15      Employee Stock Purchase Plan.(6)
    10.16      Premises Use and Occupancy Agreement between The City of
               Seattle and SSI Sports, Inc. dated March 2, 1994.(7)
    10.17      Purchase and Sale Agreement between Sky Sites, Inc. and
               Ackerley Airport Advertising, Inc., dated as of May 19,
               1998.(8)
    10.18      Asset Purchase Agreement dated as of November 10, 1999
               between AK Media, Inc. and Eller Media Company.(9)
    10.19      Amendment No. 1 to Asset Purchase Agreement dated as of
               December 28, 1999 between AK Media, Inc., AK Florida, Inc.
               and Eller Media Company.(10)
    10.20      Purchase Agreement dated as of May 8, 2000 between AK Media
               Group, Inc., Fisher Broadcasting Inc. and Fisher
               Broadcasting -- Fresno, L.L.C.
    10.21      Asset Purchase Agreement dated as of January 11, 2001
               between The Ackerley Group, Inc., Ackerley Media Group,
               Inc., SSI, Inc., and T.C. Aviation, Inc., as seller, and The
               Basketball Club of Seattle, LLC, as buyer.
    21         Subsidiaries of The Ackerley Group.
    23         Consent of Independent Auditors.
    24         Powers of Attorney.

---------------
(1) Incorporated by reference to Exhibit 3.0 to The Ackerley Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(2) Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to Amendment No. 1 to The Ackerley Group's Registration Statement on Form S-4 (Registration No. 333-71583), filed March 10, 1999.

(3) Incorporated by reference to Exhibits 10.2, 10.3, 10.4, 10.5 and 10.9, respectively, to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 1999.

(4) Incorporated by reference to Exhibit 4.1 to The Ackerley Group's Registration Statement on Form S-4 (Registration No. 333-71583), filed February 2, 1999.

(5) Incorporated by reference to Exhibit 10 to The Ackerley Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(6) Incorporated by reference to Exhibit 4.1 to The Ackerley Group's Registration Statement on Form S-8, filed on December 27, 1999.

(7) Incorporated by reference to Exhibit 10.22 to The Ackerley Group's 1994 Annual Report of Form 10-K.

(8) Incorporated by reference to Exhibit 10 to The Ackerley Group's Current Report on Form 8-K, filed on July 15, 1998.

(9) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to The Ackerley Group's Current Report on Form 8-K, filed on January 12, 2000.

     (b) Reports on Form 8-K.

        Current Report on Form 8-K, filed December 21, 2000, reporting the Company's Sixth Amendment to its Credit Agreement with senior bank lenders.

     (c) Exhibits required by Item 601 of Regulation S-K are being filed herewith.

        See Item 14(a)(3) above.

     (d) Financial statements required by Regulation S-X are being filed herewith.

        See Item 14(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Ackerley Group has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

                                          THE ACKERLEY GROUP, INC.

                                          By: /s/ KEVIN E. HYLTON
                                            ------------------------------------
                                            Kevin E. Hylton, Senior Vice
                                              President,
                                            Chief Financial Officer and
                                              Assistant
                                            Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Ackerley Group and in the capacities on the 28th day of March, 2001.

        A Majority of the Board of Directors:          Principal Executive Officer:

/s/ BARRY A. ACKERLEY*                                 By: /s/ BARRY A. ACKERLEY*
-----------------------------------------------------      -------------------------------------------------
Barry A. Ackerley, Chairman                                Barry A. Ackerley, Chairman and Chief Executive
                                                           Officer

/s/ GAIL A. ACKERLEY*                                  Principal Financial Officer:
-----------------------------------------------------
Gail A. Ackerley, Co-Chairman

/s/ CHRISTOPHER H. ACKERLEY*                           /s/ KEVIN E. HYLTON
-----------------------------------------------------   ----------------------------------------------------
Christopher H. Ackerley, Director                       Kevin E. Hylton, Senior Vice President, Chief
                                                        Financial Officer and Assistant Secretary

/s/ EDWARD G ACKERLEY*                                 Principal Accounting Officer:
-----------------------------------------------------
Edward G. Ackerley, Director

/s/ DEBORAH L. BEVIER*                                 /s/ SEAN TALLARICO
-----------------------------------------------------   ----------------------------------------------------
Deborah L. Bevier, Director                             Sean Tallarico, Group Controller

/s/ CHRIS W. BIRKELAND*
-----------------------------------------------------
Chris W. Birkeland, Director

/s/ KIMBERLEY A. CLEWORTH*
-----------------------------------------------------
Kimberley A. Cleworth, Director

/s/ KEITH D. GRINSTEIN*
-----------------------------------------------------
Keith D. Grinstein, Director

/s/ MICHAEL T. LENNON*
-----------------------------------------------------
Michael T. Lennon, Director

/s/ MICHEL C. THIELEN*
-----------------------------------------------------
Michel C. Thielen, Director

*By: /s/ KEVIN E. HYLTON
     ------------------------------------------------
     Kevin E. Hylton, Attorney-in-Fact

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The Ackerley Group, Inc.

     We have audited the accompanying consolidated balance sheets of The Ackerley Group, Inc. (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Seattle, Washington
February 9, 2001

                            THE ACKERLEY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                          --------    --------
Current assets:
  Cash and cash equivalents.................................  $  4,687    $  2,808
  Accounts receivable, net of allowance (2000 -- $1,903,
     1999 -- $1,865)........................................    60,742      61,133
  Current portion of broadcast rights.......................     9,023       6,752
  Prepaid expenses..........................................    14,345      15,777
  Deferred tax asset........................................     1,619      13,819
  Other current assets......................................     6,879       3,607
                                                              --------    --------
          Total current assets..............................    97,295     103,896
Property and equipment, net.................................   170,473     142,851
Goodwill, net...............................................   210,961     219,478
Other intangibles, net......................................   142,171      22,899
Investment in affiliates....................................    19,896         832
Other assets................................................    26,511      38,480
                                                              --------    --------
          Total assets......................................  $667,307    $528,436
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  7,426    $  6,827
  Accrued interest..........................................     8,950      10,936
  Accrued wages and commissions.............................     6,398       5,475
  Other accrued liabilities.................................    21,595      10,902
  Deferred revenue..........................................    19,022      21,067
  Current portion of broadcasting obligations...............     9,564       8,242
  Current portion of long-term debt.........................     9,232      10,832
  Litigation accrual........................................        --       7,911
                                                              --------    --------
          Total current liabilities.........................    82,187      82,192
Long-term debt, less current portion........................   385,439     403,761
Other long-term liabilities.................................    23,701      15,194
                                                              --------    --------
          Total liabilities.................................   491,327     501,147
Commitments and contingencies
Stockholders' equity
  Common stock, par value $.01 per share -- authorized
     50,000,000 shares; issued 2000 -- 25,342,929 and
     1999 -- 25,251,419 shares; and outstanding
     2000 -- 23,967,983 and 1999 -- 23,876,473 shares.......       253         252
  Class B common stock, par value $.01 per
     share -- authorized 11,406,510 shares; issued and
     outstanding 2000 -- 11,051,200 and 1999 -- 11,088,730
     shares.................................................       111         111
  Capital in excess of par value............................    57,967      57,478
  Retained earnings (deficit)...............................   127,738     (20,463)
  Less common stock in treasury, at cost (1,374,946
     shares)................................................   (10,089)    (10,089)
                                                              --------    --------
          Total stockholders' equity........................   175,980      27,289
                                                              --------    --------
          Total liabilities and stockholders' equity........  $667,307    $528,436
                                                              ========    ========

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    ---------    --------    --------
Revenue...................................................  $ 263,305    $243,130    $235,516
Less agency commissions and discounts.....................     38,741      35,547      34,015
                                                            ---------    --------    --------
Net revenue...............................................    224,564     207,583     201,501
Expenses (other income):
  Operating expenses......................................    181,644     157,065     150,911
  Restructuring expenses..................................       (178)      1,125          --
  Amortization expense....................................     23,713      14,175       4,709
  Depreciation expense....................................     15,448      11,867       9,369
  Interest expense........................................     25,795      32,959      22,792
  Net gain on dispositions of assets......................   (277,650)    (28,999)    (33,524)
  Stock compensation expense..............................        100         559         452
  Equity in losses of affiliates..........................        801         174          --
                                                            ---------    --------    --------
          Total expenses (other income)...................    (30,327)    188,925     154,709
Income from continuing operations before income taxes and
  extraordinary item......................................    254,891      18,658      46,792
Income tax expense........................................     96,284       7,917      18,576
                                                            ---------    --------    --------
Income from continuing operations before extraordinary
  item....................................................    158,607      10,741      28,216
Loss from discontinued operations, net of taxes
  2000 -- $5,892, 1999 -- $2,054, and 1998 -- $3,089......     (9,707)     (2,778)     (4,693)
                                                            ---------    --------    --------
Income before extraordinary item..........................    148,900       7,963      23,523
Extraordinary item: loss on debt extinguishment, net of
  taxes 1999 -- $842 and 1998 -- $2,491...................         --      (1,373)     (4,346)
                                                            ---------    --------    --------
Net income................................................  $ 148,900    $  6,590    $ 19,177
                                                            =========    ========    ========
Earnings per common share:
Income from continuing operations, before extraordinary
  item....................................................  $    4.54    $   0.33    $   0.89
Discontinued operations...................................       (.28)       (.09)       (.14)
Extraordinary item: loss on debt extinguishment...........         --        (.04)       (.14)
                                                            ---------    --------    --------
Net income................................................  $    4.26    $    .20    $    .61
                                                            =========    ========    ========
Earnings per common share -- assuming dilution:
Income from continuing operations, before extraordinary
  item....................................................  $    4.52    $   0.32    $   0.88
Discontinued operations...................................       (.28)       (.08)       (.14)
Extraordinary item: loss on debt extinguishment...........         --        (.04)       (.14)
                                                            ---------    --------    --------
Net income -- assuming dilution...........................  $    4.24    $    .20    $    .60
                                                            =========    ========    ========
Weighted average number of shares.........................     34,994      32,932      31,627
Weighted average number of shares -- assuming dilution....     35,122      33,110      31,883

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                      CLASS B                                   COMMON
                                             COMMON STOCK          COMMON STOCK       CAPITAL IN   RETAINED    STOCK IN
                                          -------------------   -------------------   EXCESS OF    EARNINGS    TREASURY
                                            SHARES     AMOUNT     SHARES     AMOUNT   PAR VALUE    (DEFICIT)   (AT COST)    TOTAL
(IN THOUSANDS, EXCEPT SHARE INFORMATION)  ----------   ------   ----------   ------   ----------   ---------   ---------   --------
Balance, January 1, 1998..............    21,855,398    $218    11,053,510    $111     $ 9,816     $(44,965)   $(10,089)   $(44,909)
Stock compensation, exercise of stock
  options and stock conversions.......        95,982       1        (2,280)     --         523           --          --         524
Cash dividend, $0.02 per share........            --      --            --      --          --         (633)         --        (633)
Net income............................            --      --            --      --          --       19,177          --      19,177
                                          ----------    ----    ----------    ----     -------     --------    --------    --------
Balance, December 31, 1998............    21,951,380     219    11,051,230     111      10,339      (26,421)    (10,089)    (25,841)
Stock compensation, exercise of stock
  options and stock conversions.......        50,039      --        37,500      --         693           --          --         693
Stock issued at $15.25 per share, net
  of stock issuance costs of $3,084...     3,250,000      33            --      --      46,446           --          --      46,479
Cash dividend, $0.02 per share........            --      --            --      --          --         (632)         --        (632)
Net income............................            --      --            --      --          --        6,590          --       6,590
                                          ----------    ----    ----------    ----     -------     --------    --------    --------
Balance, December 31, 1999............    25,251,419     252    11,088,730     111      57,478      (20,463)    (10,089)     27,289
Stock compensation, exercise of stock
  options and stock conversions.......        52,455       1       (37,530)     --          76           --          --          77
Stock issued at $10.58 per share under
  Employee Stock Purchase Plan........        39,055      --            --      --         413           --          --         413
Cash dividend, $0.02 per share........            --      --            --      --          --         (699)         --        (699)
Net income............................            --      --            --      --          --      148,900          --     148,900
                                          ----------    ----    ----------    ----     -------     --------    --------    --------
Balance, December 31, 2000............    25,342,929    $253    11,051,200    $111     $57,967     $127,738    $(10,089)   $175,980
                                          ==========    ====    ==========    ====     =======     ========    ========    ========

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
(IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................  $ 148,900    $   6,590    $  19,177
  Adjustment to reconcile net income to net cash
     provided (used in) by operating activities:
     Depreciation and amortization......................     41,695       28,348       16,574
     Equity in losses of affiliates.....................        801           --           --
     Net gain on dispositions of assets.................   (276,849)     (28,999)     (33,524)
     Amortization of broadcast rights...................      9,935       11,094       10,283
     Deferred tax expense...............................     19,938        5,453       15,130
     Stock compensation expense.........................        100          559          452
     Loss on debt extinguishment, net of taxes..........         --        1,373         (394)
     Amortization of deferred financing costs...........      1,972        1,648          713
     Income from barter transactions....................     (1,022)      (1,785)      (1,645)
     Amortization of deferred gain on termination of
       interest rate swap agreements....................     (1,087)        (371)          --
  Change in assets and liabilities:
     Accounts receivable................................     (1,853)     (13,184)       7,760
     Prepaid expenses...................................     (3,165)      (5,353)       1,958
     Other current assets and other assets..............     (2,485)       1,413       (3,545)
     Accounts payable, accrued interest, and accrued
       wages and commissions............................       (825)      13,154       (7,239)
     Other accrued liabilities and other long-term
       liabilities......................................      6,507       (2,560)      (3,282)
     Litigation accrual.................................     (7,911)          --           --
     Deferred revenues..................................     (2,045)      (6,669)       3,879
     Current portion of broadcast obligations...........    (10,855)     (10,878)     (11,453)
                                                          ---------    ---------    ---------
          Net cash provided by (used in) operating
            activities..................................    (78,249)        (167)      14,844
Cash flows from investing activities:
  Proceeds from disposition of assets...................    306,986       13,933       41,531
  Payments for acquisitions.............................   (147,173)    (166,625)     (55,759)
  Capital expenditures..................................    (41,360)     (29,114)     (32,719)
  Payments for investments..............................    (19,925)      (5,000)          --
                                                          ---------    ---------    ---------
          Net cash provided by (used in) investing
            activities..................................     98,528     (186,806)     (46,947)
Cash flows from financing activities:
  Borrowings under credit agreements....................    194,000      309,063      461,100
  Repayments under credit agreements....................   (210,704)    (163,704)    (419,588)
  Payments under capital lease obligations..............     (3,106)        (903)        (765)
  Note redemption prepayment fees.......................         --       (1,208)          --
  Dividends paid........................................       (699)        (632)        (633)
  Payments of deferred financing costs..................       (487)      (6,083)      (7,109)
  Net proceeds from stock issuance......................        447       46,613           72
  Proceeds from termination of interest rate swap
     agreements.........................................      2,149        2,005           --
                                                          ---------    ---------    ---------
          Net cash provided by (used in) financing
            activities..................................    (18,400)     185,151       33,077
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....      1,879       (1,822)         974
Cash and cash equivalents at beginning of period........      2,808        4,630        3,656
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of period..............  $   4,687    $   2,808    $   4,630
                                                          =========    =========    =========
Supplemental cash flow information:
  Interest paid, net of capitalized interest............  $  27,072    $  22,073    $  27,697
  Income taxes paid.....................................     70,669          670        1,069
  Noncash transactions:
     Broadcast rights acquired and broadcast obligations
       assumed..........................................  $  12,732    $   7,531    $   8,828
     Property and equipment acquired through barter.....        330          969        1,234
     Exchange of television station assets..............         --       24,000           --

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization -- The Ackerley Group, Inc. and its subsidiaries (the "Company") is a diversified media and entertainment company that engages in four principal business segments: (i) outdoor media, (ii) television broadcasting;
(iii) radio broadcasting; and (iv) interactive media. The Company currently conducts its outdoor media advertising operations principally in the markets of Seattle-Tacoma, Washington; Portland, Oregon; and Boston-Worcester, Massachusetts and New York, New York. In New York, California, Oregon, Washington, and Alaska, the Company currently owns sixteen television stations and provides programming and sales services to two television stations. The Company currently owns two AM and two FM radio stations and provides sales and other services to a third FM radio station in the Seattle-Tacoma market. The interactive media segment commenced in the second half of 2000. It consists of the iKnow Network, a group of local news and information portal sites. At December 31, 2000, the portal sites in Bakersfield, California and Rochester, New York were operational.

     (b) Principles of consolidation -- The accompanying financial statements consolidate the accounts of The Ackerley Group, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

     (c) Revenue recognition -- Outdoor media advertising revenue is recognized ratably on a monthly basis over the period in which advertisement displays are posted on the advertising structures or in the display units. Broadcast revenue is recognized in the period in which the advertisements are aired. Payments from clients received in excess of one month's advertising are recorded as deferred revenue.

     (d) Barter transactions -- The Company also accepts nonmonetary compensation, such as goods and services, for its advertising space or time. These barter transactions are recorded at the estimated fair value of the asset or service received. Revenue is recognized when the advertising is provided and assets or expenses are recorded when assets are received or services are used. Goods and services due to the Company in excess of advertising provided are recorded in other current assets. Advertising to be provided in excess of goods and services received are recorded in other accrued liabilities. Barter revenue was $4.3 million, $5.0 million, and $4.5 million in 2000, 1999, and 1998, respectively. Barter expenses were $3.3 million, $3.1 million, and $2.8 million in 2000, 1999, and 1998, respectively.

     (e) Property and equipment -- Property and equipment are carried at cost. The Company depreciates large groups of assets with homogeneous characteristics and useful lives. Under group depreciation, no gain or loss on disposals is recognized unless the asset group is fully depreciated. For assets accounted for under group depreciation, the Company recognizes gains on disposals primarily from proceeds received from condemnations of fully-depreciated advertising structures. The Company recognizes gains and losses on disposals of individual, non-homogeneous assets. Depreciation of property and equipment, including the cost of assets recorded under capital lease agreements, is provided on the straight-line and accelerated methods over the estimated useful lives of the assets or lease terms.

     (f) Intangible assets -- Intangible assets are carried at cost and amortized principally on the straight-line method over estimated useful lives. Goodwill represents the cost of acquired businesses in excess of amounts assigned to certain tangible and intangible assets at the dates of acquisition. Long-lived assets (including related goodwill and other intangible assets) are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. If such impairment is identified, the impairment loss will be measured by comparing the estimated future undiscounted cash flows to the asset's carrying value.

     (g) Broadcast rights and obligations -- Television films and syndication rights acquired under license agreements (broadcast rights) and the related obligations incurred are recorded as assets and liabilities for the gross amount of the contract at the time the rights are available for broadcasting. Broadcast rights are amortized on an accelerated basis over the contract period or the estimated number of showings, whichever

                            THE ACKERLEY GROUP, INC.

results in the greater aggregate monthly amortization. Broadcast rights are carried at the lower of unamortized cost or net realizable value. The estimated cost of broadcast rights to be amortized during the next year has been classified as a current asset. Broadcast obligations are stated at contractual amounts and balances due within one year are reported as current obligations.

     (h) Stock based compensation -- The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, and recognizes compensation expense for incentive stock option grants using the intrinsic method.

     (i) Earnings per share -- Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options and rights to purchase common stock were exercised.

     The dilutive effects of the weighted-average number of shares representing options and rights included in the calculation of diluted earnings per share were 128,431 shares, 177,587 shares, and 256,079 shares in 2000, 1999, and 1998, respectively. There were no differences between net income amounts used to calculate basic and diluted earnings per share for any of the periods presented.

     (j) Cash equivalents -- The Company considers investments in highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

     (k) Concentration of credit risk and financial instruments -- The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments with major banks. The carrying value of financial instruments, which include cash, receivables, payables, and senior debt, approximates fair value at December 31, 2000. The trading price of our Senior-Subordinated Notes, based on quoted market prices, was 88% at December 31, 2000.

     The Company uses periodically interest rate swap agreements to modify the interest rate characteristics of its long-term debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements generally involve the exchange of floating for fixed-rate payment obligations over the life of the agreement without an exchange of underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related net amount payable to or receivable from counterparties is included in accrued interest. The fair values of the swap agreements and changes in their fair value as a result of changes in market interest rates are not recognized in the financial statements. Gains and losses on termination of interest rate swap agreements are deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement.

     (l) Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (m) Reclassifications -- Certain prior years' amounts have been reclassified to conform to the 2000 presentation.

                            THE ACKERLEY GROUP, INC.

 2. NEW ACCOUNTING STANDARD

     FASB statement 133, Accounting for Derivative Instruments and Hedging Activities (as amended by statements 137 and 138), standardizes the accounting for derivative instruments. As required, the Company has adopted the statement effective January 1, 2001. However, because the Company had no derivative instruments at December 31, 2000, there was no impact on the Consolidated Financial Statements from the adoption of this statement.

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

     Sale of Airport Advertising Operations. On June 30, 1998, the Company sold substantially all of the assets of its airport advertising operations to Sky Sites, Inc., a subsidiary of Havas, S.A., pursuant to an agreement dated May 19, 1998. The sale price consisted of a base cash price of $40.0 million, received on the closing date of the transaction, and an additional cash receipt of approximately $2.8 million, of which $1.2 million was received in December 1998 and the remainder was received in January 1999. The pre-tax gain recognized from this transaction was approximately $33.5 million in 1998 and approximately $1.6 million in 1999.

     Acquisition of Outdoor Advertising Company in Boston-Worcester, Massachusetts. On February 19, 1999, the Company purchased substantially all of the assets of an outdoor advertising company in the Boston-Worcester, Massachusetts market for approximately $11.0 million. The Company recorded net tangible assets with estimated fair values aggregating $0.6 million and goodwill of $10.4 million in connection with the transaction.

     Acquisition of KMTR(TV). On March 16, 1999, the Company purchased substantially all of the assets of KMTR(TV), the NBC affiliate licensed to Eugene, Oregon, together with two satellite stations licensed to Roseburg and Coos Bay, Oregon, and a low power station licensed to Eugene. The purchase price was approximately $26.0 million. From December 1, 1998 until closing of the transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner. The Company recorded net tangible assets with estimated fair values aggregating $3.0 million and goodwill of $23.0 million in connection with the transaction.

     Acquisition of WOKR(TV). On April 12, 1999, the Company purchased substantially all of the assets of WOKR(TV), the ABC affiliate licensed to Rochester, New York, for approximately $128.2 million. In September 1998, the Company paid $12.5 million of the purchase price into an escrow account, with the balance paid at closing. The Company initially recorded net tangible assets with estimated fair values aggregating $10.4 million and goodwill of $117.8 million in connection with the transaction. In 2000, the Company finalized the allocation of the purchase price with the end result that the Company recorded net tangible assets of $10.4 million, goodwill of $59.3 million, and other intangible assets, consisting principally of an FCC license and network affiliation agreement, of $58.5 million. The effect on net income from the adjustment to amortization expense was not material.

                            THE ACKERLEY GROUP, INC.

     The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the year ended December 31, 1999 and 1998, giving pro forma effect to the acquisition of WOKR(TV) as if the acquisition had been made at the beginning of the periods presented. These pro forma consolidated statements do not necessarily reflect the results of operations which would have occurred had such an acquisition taken place as of the beginning of each period indicated (in thousands, except per share amounts).

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         1998
                                                       ---------    ---------
Net revenue..........................................  $ 211,481    $ 219,791
Operating expenses...................................   (159,617)    (165,933)
Income from continuing operations before
  extraordinary item.................................     10,856       30,134
Net income...........................................      6,705       21,095
Net income per common share..........................        .20          .67
Net income per common share, assuming dilution.......        .20          .66

     Exchange of KKTV(TV) for KCOY(TV). On May 1, 1999, the Company exchanged substantially all of the assets plus certain liabilities of KKTV(TV), the CBS affiliate licensed to Colorado Springs, Colorado, for substantially all of the assets plus certain liabilities of KCOY(TV), the CBS affiliate licensed to Santa Maria, California. In conjunction with the transaction, the Company received a cash payment of approximately $9.0 million. The Company recorded net tangible assets with estimated fair values aggregating $7.2 million, intangible assets of $16.8 million, and a gain of $28.6 million in the second quarter of 1999. Pending closing of the transaction, the Company programmed KCOY(TV) and the previous owner of KCOY(TV) programmed KKTV(TV) under local marketing agreements.

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

     Sale of Florida Outdoor Advertising Operations. On January 5, 2000, the Company sold substantially all of the assets of its outdoor advertising operations serving the Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida markets to Eller Media Company, a subsidiary of Clear Channel Communications, Inc. for approximately $300.0 million in cash, plus the assumption of certain liabilities. The Company recognized a gain on the transaction of $269.3 million.

     Sale of KCBA(TV) and Acquisition of KION(TV). On January 12, 2000, the Company sold substantially all of the assets of KCBA(TV), the FOX affiliate licensed to Monterey, California, for approximately $11.0 million and entered into a local marketing agreement with the purchaser to provide programming and sales services. The Company recorded a gain on the sale of KCBA(TV) of approximately $8.8 million. Concurrent with this sale, the Company exercised its option to purchase substantially all the assets of KION(TV), the CBS affiliate licensed to Salinas, California. The Company paid approximately $6.3 million in 1996 and 1997 for the option, plus the purchase price for the station's assets of approximately $7.7 million. The Company recorded net tangible assets with estimated fair values aggregating $1.9 million, goodwill of $4.8 million, and other intangible assets, consisting principally of an FCC license and network affiliation agreement, of $7.3 million in connection with the transaction. From April 24, 1996 until closing of the

                            THE ACKERLEY GROUP, INC.

transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner.

     Acquisition of Outdoor Advertising Company in Washington and Oregon. On January 13, 2000, the Company entered into agreements to purchase substantially all of the assets of an outdoor advertising company serving portions of Washington and Oregon for approximately $14.6 million plus the assumption of certain liabilities. The Company paid $7.5 million of the purchase price on February 1, 2000 and the remaining balance on March 1, 2000. The Company recorded net tangible assets with estimated fair values aggregating $2.9 million and goodwill of $11.7 million in connection with the transaction.

     Investment in WETM(TV). On February 1, 2000, the Company entered into a local marketing agreement with Smith Television of New York, Inc. ("STNY") to provide programming and sales services to WETM(TV), the NBC affiliate licensed to Elmira, New York. The Company also purchased a minority non-voting equity interest in STNY for approximately $17.0 million. Beginning in August 2003, STNY may require the Company to exchange the interest in STNY, plus $11.0 million in cash, for all the assets of WETM(TV). Under certain circumstances, the Company may have an option to purchase all or a controlling interest in STNY.

     Acquisition of Outdoor Advertising Company in New Jersey and New York
City. On March 31, 2000, the Company acquired substantially all of the assets of an outdoor advertising company in New Jersey and New York City for approximately $19.8 million. The Company recorded net tangible assets with fair values aggregating $4.9 million and goodwill of $14.9 million in connection with the transaction.

     Acquisition of KKFX-CA. On May 9, 2000, the Company purchased substantially all of the assets of a low-power television station KKFX-CA, the FOX affiliate licensed to the Santa Barbara-Santa Maria-San Luis Obispo, California market for approximately $15.4 million. From April 1, 2000 until closing of the transaction, the Company provided programming and sales services under a local marketing agreement with the previous owner. The Company recorded net tangible assets with fair values aggregating $0.4 million, goodwill of $6.0 million and other intangible assets, consisting principally of an FCC license and network affiliation agreement, of $9.0 million in connection with the transaction.

     Acquisition of KGPE(TV). On August 1, 2000, the Company purchased the membership interests of Fisher Broadcasting -- Fresno, LLC, which owned television station KGPE(TV), the CBS affiliate licensed to Fresno, California, for approximately $60.0 million. The Company recorded net tangible assets with estimated fair values aggregating $5.9 million, goodwill of $13.3 million, and other intangible assets, consisting principally of an FCC license and network affiliation agreement, of $40.8 million in connection with the transaction.

     Other Acquisitions. In addition to the acquisitions described above, the Company purchased one television station in 1998, two stations in 1999, three stations in 2000, and three outdoor advertising companies in 2000. The aggregate purchase price and estimated fair values of the assets for these transactions were as follows (in millions):

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        2000      1999     1998
                                                       ------    ------    -----
Net tangible assets..................................  $ 5.9     $ 2.3     $1.2
Goodwill.............................................   12.4       9.9      7.8
Other intangible assets..............................   16.5        --       --
                                                       -----     -----     ----
                                                       $34.8     $12.2     $9.0
                                                       =====     =====     ====

                            THE ACKERLEY GROUP, INC.

 4. DISCONTINUED OPERATIONS

     On December 8, 2000, the Company executed a letter of intent to sell substantially all of the assets of its sports & entertainment operations to The Basketball Club of Seattle LLC for approximately $200.0 million in cash and the assumption of certain liabilities. These operations consist principally of the Seattle SuperSonics National Basketball Association franchise, operating rights to the Seattle Storm, a Woman's National Basketball Association franchise, and Full House Sports & Entertainment, the Company's sports marketing business. A definitive purchase agreement was signed on January 11, 2001 and the transaction is expected to close by April 15, 2001. In addition, the Company is seeking to sell separately its Boeing 727 aircraft used by the Seattle Supersonics for transportation to and from away games. The sale of the aircraft is anticipated to be for cash or a combination of cash and assumption of debt associated with the aircraft and is anticipated to be completed by approximately the end of the second quarter of 2001.

     The loss from operations of the sports & entertainment operations from December 8 through December 31, 2000 was approximately $2.9 million, which included net revenue of approximately $8.4 million. This loss from operations is recorded in other current assets pending closing of the sale, at which time it will be recognized as a reduction of the net gain anticipated from the transaction. Net revenue included in discontinued operations was $67.5 million, $70.6 million, and $55.1 million for 2000, 1999, and 1998, respectively.

     At December 31, 2000, assets of the sports & entertainment operations to be sold, including the aircraft, consisted primarily of property and equipment amounting to approximately $35.3 million. The remaining assets of the Sports & Entertainment operations at December 31, 2000 consist principally of receivables, prepaid expenses, and intangible assets. Liabilities at December 31, 2000 consisted primarily of a capital lease obligation and long-term debt amounting to approximately $15.2 million.

     Interest expense included in discontinued operations is comprised of interest on obligations related to the assets to be sold as well as interest allocated to the sports & entertainment operations. Such interest is allocated based on the Company's incremental borrowing rate applied to the initial acquisition price of the Seattle SuperSonics franchise. Total interest expense included in discontinued operations was approximately $2.2 million, $2.7 million, and $2.3 million for 2000, 1999, and 1998, respectively.

 5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     As of December 31, 2000 and 1999, accounts receivable includes employee receivables of $0.5 million and $0.7 million, respectively.

     The activity in the allowance for doubtful accounts is summarized as follows (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
Balance at beginning of year..........................  $ 1,865    $ 1,435    $ 1,498
Additions charged to operating expense................    2,155      1,611      1,023
Write-offs of receivables, net of recoveries..........   (2,117)    (1,181)    (1,086)
                                                        -------    -------    -------
Balance at end of year................................  $ 1,903    $ 1,865    $ 1,435
                                                        =======    =======    =======

                            THE ACKERLEY GROUP, INC.

 6. PROPERTY AND EQUIPMENT

     At December 31, 2000 and 1999, property and equipment consisted of the following (in thousands):

                                                                         ESTIMATED USEFUL
                                                   2000        1999        LIFE (YEARS)
                                                 --------    --------    ----------------
Land...........................................  $  8,741    $  9,735
Advertising structures.........................    53,716      79,171         6 - 20
Broadcast equipment............................    70,300      57,841         6 - 20
Building and improvements......................    57,546      50,310         3 - 40
Office furniture and equipment.................    42,667      32,341         5 - 10
Transportation and other equipment.............    28,764      31,870          5 - 6
Equipment under capital leases.................     8,008       8,008             10
Construction in progress.......................    22,032      11,680
                                                 --------    --------
                                                  291,774     280,956
Less accumulated depreciation..................   121,301     138,105
                                                 --------    --------
                                                 $170,473    $142,851
                                                 ========    ========

 7. INTANGIBLE ASSETS

     At December 31, 2000 and 1999, intangible assets consisted of the following (in thousands):

                                                                         ESTIMATED USEFUL
                                                   2000        1999        LIFE (YEARS)
                                                 --------    --------    ----------------
Goodwill.......................................  $248,222    $245,033        15 - 40
Broadcasting licenses..........................    58,453      19,487        15 - 30
Network affiliation agreements.................    91,881       4,278        15 - 30
Favorable leases and contracts.................     4,797      17,422        20 - 40
Other..........................................     4,323       3,112         5 - 30
                                                 --------    --------
                                                  407,676     289,332
Less accumulated amortization..................    54,544      46,955
                                                 --------    --------
                                                 $353,132    $242,377
                                                 ========    ========

     The increase in intangible assets in 2000 is primarily due to the acquisitions discussed in Note 3.

 8. DEBT

  Credit Agreements

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

                            THE ACKERLEY GROUP, INC.

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

     The Company can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on the Company's total leverage ratio. The commitment fees under the Revolver and Term Loan are payable quarterly at a rate based on the Company's total leverage ratio. At December 31, 2000, the weighted average interest rate of borrowings under the 1999 Credit Agreement was approximately 10.1%.

     On January 5, 2000, the Company applied proceeds from the sale of its Florida outdoor advertising operations (as discussed in Note 3) to fully repay outstanding borrowings under the 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. In connection with the transaction, the Company amended the 1999 Credit Agreement to waive, on a one-time basis, the mandatory requirement to apply 100% of net proceeds from asset dispositions to permanently repay borrowings under the Revolver and to provide for a new commitment amount under the Revolver of approximately $147.9 million. Additionally, the Company amended the 1999 Credit Agreement to provide for a delayed-draw term loan facility of approximately $126.8 million (the "2000 Term Loan") allowing the Company to borrow, through no more than two separate borrowings, the maximum amount available under the 2000 Term Loan. On September 15, 2000 the Company borrowed $54.0 million under the 2000 Term Loan to acquire KGPE(TV).

     To accommodate recent acquisitions, particularly KGPE(TV), and the anticipated timing of the sale of the Company's sports & entertainment operations (Note 4), the Company amended the 1999 Credit Agreement to provide waivers of compliance with, and to change the requirements of, certain restrictive covenants effective for the period June 30, 2000 through April 15, 2001. The Company anticipates that it will be in compliance with these covenants upon closing of the sale of the sports & entertainment operations. Proceeds from the sale will be used to substantially repay amounts outstanding under the 1999 Credit Agreement. In connection with these amendments, the total available borrowings under the 2000 Term Loan were reduced to $59.0 million and total borrowings available under the Revolver were increased to $167.9 million.

     At December 31, 2000 and 1999, outstanding standby letter of credit agreements totaled $1.3 million and $1.1 million, respectively.

  Senior Subordinated Notes

     On December 14, 1998, the Company issued 9% Senior Subordinated Notes due 2009 (the "9% Senior Subordinated Notes") in the aggregate principal amount of $175.0 million. These notes bear interest at 9% which is payable semi-annually in January and July. Principal is payable in full in January 2009. These notes were issued under an indenture which allows for an aggregate principal amount of up to $250.0 million and on February 24, 1999, the Company issued additional notes in the aggregate amount of $25.0 million. In connection with the transaction, the Company recorded a premium of $1.1 million, which is being amortized over the remaining term of the notes. At December 31, 2000, the total aggregate amount of 9% Senior Subordinated Notes issued and outstanding was $200.0 million.

                            THE ACKERLEY GROUP, INC.

     On March 15, 1999, the Company redeemed its $20.0 million outstanding principal of the 10.48% Senior Subordinated Notes due 2000 with borrowings under the Revolver. This transaction resulted in a charge of approximately $0.8 million, net of applicable taxes of $0.5 million, consisting of prepayment fees and the write-off of deferred financing costs.

  Other

     On August 6, 1999, the Company received proceeds of $2.0 million upon the termination of an interest rate swap agreement with a notional principal amount of $70.0 million. On December 8, 2000, the Company received proceeds of $2.1 million upon the termination of its three remaining interest rate swap agreements with notional principal amounts aggregating $130.0 million. In connection with these transactions, the gains on the termination of these agreements have been deferred and are being amortized as an adjustment to interest expense over the remaining terms of the original contract lives, which expire in October, 2001.

     Other debt consists of a capital lease obligation for equipment that will be assumed by the buyer upon closing of the sale of the sports & entertainment operations (Note 4), obligations under deferred compensation agreements, and notes payable related to the acquisition of an aircraft for the Seattle SuperSonics.

     At December 31, 2000 and 1999, long-term debt consisted of the following (in thousands):

                                                                2000        1999
                                                              --------    --------
Credit agreements...........................................  $176,300    $193,000
Senior subordinated notes...................................   200,953     201,027
Notes payable for Seattle SuperSonics aircraft..............    11,508      13,532
Capital lease obligation (net of imputed interest of $370 in
  2000 and $648 in 1999)....................................     3,736       4,782
Deferred compensation agreements............................     2,174       2,252
                                                              --------    --------
                                                               394,671     414,593
Less amounts classified as current..........................     9,232      10,832
                                                              --------    --------
                                                              $385,439    $403,761
                                                              ========    ========

     Approximately $0.2 million and $0.8 million of interest was capitalized in 2000 and 1998, respectively. There was no capitalized interest in 1999.

     Future aggregate annual payments of long-term debt for the years ending December 31 are as follows (in thousands):

                                          CREDIT
                                         AGREEMENT    CAPITAL LEASE     OTHER
                                         AND NOTES     OBLIGATION       DEBT       TOTAL
                                         ---------    -------------    -------    --------
2001...................................  $  5,480        $  944        $ 2,808    $  9,232
2002...................................    29,676         1,094          2,605      33,375
2003...................................    40,470         1,698          2,881      45,049
2004...................................    50,572            --          1,335      51,907
2005...................................    50,581            --          1,192      51,773
Later years............................   200,474            --          2,861     203,335
                                         --------        ------        -------    --------
Total..................................  $377,253        $3,736        $13,682    $394,671
                                         ========        ======        =======    ========

     Substantially all of the outstanding stock and material assets of the Company's subsidiaries are pledged as collateral under the 1999 Credit Agreement. In addition, the 1999 Credit Agreement and the indenture under the 9% Senior Subordinated Notes restrict, among other things, the Company's borrowings, dividend

                            THE ACKERLEY GROUP, INC.

payments, stock repurchases, sales or transfers of assets and contain certain other restrictive covenants which require the Company to maintain certain debt coverage and other financial ratios.

 9. INCOME TAXES

     Significant components of income tax expense are as follows (in thousands):

                                                          2000       1999      1998
                                                         -------    ------    -------
Current:
  Federal..............................................  $72,072    $  554    $   464
  State................................................    2,974        --        (36)
                                                         -------    ------    -------
                                                          75,046       554        428
Deferred:
  Federal..............................................   18,437     6,846     16,905
  State................................................    2,801       517      1,243
                                                         -------    ------    -------
                                                          21,238     7,363     18,148
                                                         -------    ------    -------
Income tax expense.....................................  $96,284    $7,917    $18,576
                                                         =======    ======    =======

     The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows (in thousands):

                                                          2000       1999      1998
                                                         -------    ------    -------
Tax at U.S. statutory rate.............................  $89,292    $6,530    $16,377
Non-deductible expenses................................    1,138       659        831
State taxes and other..................................    5,854       728      1,368
                                                         -------    ------    -------
Income tax expense.....................................  $96,284    $7,917    $18,576
                                                         =======    ======    =======

     At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $17.7 million and alternative minimum tax credit carryforwards of approximately $2.8 million. Due to the gain on the sale of the Florida outdoor advertising operations in 2000, all of the net operating loss carryforwards and alternative minimum tax credit carryforwards will be utilized on the 2000 tax return.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At

                            THE ACKERLEY GROUP, INC.

December 31, 2000 and 1999 significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                            2000       1999
                                                          --------    -------
Deferred tax assets:
Net operating loss carryforwards........................  $     --    $ 6,329
Litigation accrual......................................        --      3,006
Tax credit carryforwards................................        --      2,750
Capital lease obligation................................     1,355      1,817
Deferred compensation agreements........................       788        855
Other...................................................     3,855      3,723
                                                          --------    -------
Total deferred tax assets...............................     5,998     18,480
Deferred tax liabilities:
Basis difference in depreciable assets..................    12,040      8,328
Basis difference in intangible assets...................     5,734      5,707
Other...................................................     1,074         --
                                                          --------    -------
Total deferred tax liabilities..........................    18,848     14,035
                                                          --------    -------
Net deferred tax asset (liability)......................  $(12,850)   $ 4,445
                                                          ========    =======

10. EMPLOYEE BENEFIT PLAN

     The Company has a voluntary defined contribution 401(k) savings and retirement plan for the benefit of its nonunion employees, who may contribute from 1% to 15% of their compensation up to a limit imposed by the Internal Revenue Code. The Company matches participating employee contributions up to 4% of their compensation and may also make an additional voluntary contribution to the plan. The Company's contributions totaled $1.8 million in 2000, $1.3 million in 1999, and $1.4 million in 1998.

11. STOCKHOLDERS' EQUITY

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

                            THE ACKERLEY GROUP, INC.

     At December 31, 2000, the Company had an aggregate of 13,562,858 shares of common stock reserved for future issuance, consisting of 11,051,200 shares reserved for conversion of Class B common stock, 1,460,945 reserved for issuance under the 2000 Employee Stock Purchase Plan, 970,250 shares reserved under the Fourth Amended and Restated Employees Stock Option Plan, and 78,264 shares reserved under the Directors' Plan.

12. STOCK OPTION PLAN

     The Company's Employees Stock Option Plan (the "Plan") was approved by the Board of Directors and the stockholders of the Company in 1983. In 1994, the Plan was amended to extend the term of the Plan and to increase the amount of common stock reserved for issuance to 1,000,000 shares. On May 11, 1999, the Company amended the Plan to increase the amount of common stock reserved for issuance to 1,500,000 shares. As of December 31, 2000, there were 308,250 shares of common stock available for future grants under the Plan.

     Under the Plan, the exercise price of the options equals the market price of the Company's stock on the date of grant and the options' maximum life is 10 years. The options vest at the end of five years of continuous employment.

     In 2000, 1999 and 1998, the Company recognized stock compensation expense of $0.1 million, $0.6 million and $0.5 million, respectively. The 1999 and 1998 amounts are higher primarily due to the amendment of certain stock option agreements.

     A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                                2000                  1999                  1998
                                         -------------------   -------------------   ------------------
                                                    WEIGHTED              WEIGHTED             WEIGHTED
                                                    AVERAGE               AVERAGE              AVERAGE
                                                    EXERCISE              EXERCISE             EXERCISE
                                         OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS    PRICE
                                         --------   --------   --------   --------   -------   --------
Options outstanding at beginning of
  year.................................   460,000    $11.95     260,000    $ 5.69    320,600    $4.75
Granted................................   212,000     16.69     210,000     19.50         --       --
Exercised..............................   (10,000)     3.44     (10,000)     7.63    (60,600)    0.69
                                         --------              --------              -------
Options outstanding at end of year.....   662,000    $13.60     460,000    $11.95    260,000    $5.69
Exercisable at end of year.............   110,000    $ 3.44          --        --     10,000    $7.63
Weighted average fair value of options
  granted during year..................  $   8.07              $  12.05                   --

     Exercise prices for options outstanding at December 31, 2000 ranged from $3.44 to $19.50. A summary of options outstanding as of December 31, 2000 is as follows:

                               WEIGHTED-AVERAGE
                                  REMAINING         WEIGHTED-
   RANGE OF        OPTIONS     CONTRACTUAL LIFE      AVERAGE
EXERCISE PRICE   OUTSTANDING       (YEARS)        EXERCISE PRICE   EXERCISABLE
--------------   -----------   ----------------   --------------   -----------
$ 0.00 - $ 3.44..   110,000          4.1              $3.44          110,000
$ 3.45 - $ 7.63..   130,000          5.0               7.63               --
$ 7.64 - $16.69..   212,000          9.1              16.69               --
$16.70 - $19.50..   210,000          8.5              19.50               --
                   -------                                           -------
$ 0.00 - $19.50..   662,000          7.3              13.60          110,000
                   =======                                           =======

     As required by Financial Accounting Standards Board Statement No. 123, the pro forma information regarding net income and earnings per share has been calculated as if the Company had accounted for its

                            THE ACKERLEY GROUP, INC.

employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively (there were no grants in 1998) and dividend yield of 0%; expected volatility of 29% and 52%; risk-free interest rate of 6.6% and 5.7%; and a weighted-average expected life of the options of 7.5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma net income and earnings per common share follows (in thousands, except per share amounts):

                                                          2000       1999      1998
                                                        --------    ------    -------
Pro forma net income..................................  $147,933    $6,103    $18,971
Pro forma net income per common share.................  $   4.23    $ 0.19    $  0.60
Pro forma net income per common share -- assuming
  dilution............................................  $   4.21    $ 0.18    $  0.60

     The pro forma amounts above may not be representative of the pro forma effect on reported net income in future years because options vest over several years, additional options may be granted each year, and assumptions can change.

13. COMMITMENTS AND CONTINGENCIES

     The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. In addition, the Company participates in various governmental and administrative proceedings relating to, among other things, condemnation of outdoor advertising structures without payment of just compensation and matters affecting the operation of broadcasting facilities. The Company believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon its business or financial condition, except for the matters discussed in Note 14.

     The Company has employment contracts with certain employees, including basketball coaches and players of the Seattle SuperSonics, extending beyond December 31, 2000. Most of these contracts require that payments continue to be made if the individual should be unable to perform because of death or disability. The contracts related to the Seattle SuperSonics will be assumed by the buyer upon closing of the sale of the sports & entertainment operations (Note 4). Future minimum obligations under these contracts for the years ending December 31 are as follows (in thousands):

                                        SEATTLE SUPERSONICS      OTHER
                                             CONTRACTS         CONTRACTS     TOTAL
                                        -------------------    ---------    --------
2001..................................       $ 38,706           $ 5,764     $ 44,470
2002..................................         30,800             3,581       34,381
2003..................................         25,463             2,588       28,051
2004..................................         16,729             1,800       18,529
2005..................................         13,714               150       13,864
Later years...........................         10,868               154       11,022
                                             --------           -------     --------
                                             $136,280           $14,037     $150,317
                                             ========           =======     ========

     The Seattle SuperSonics maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on the determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

                            THE ACKERLEY GROUP, INC.

     The Company is required to make future minimum payments for equipment and facilities under non-cancelable operating lease agreements and broadcast agreements which expire in more than one year for the years ending December 31 as follows (in thousands):

                                          EQUIPMENT/FACILITIES    BROADCAST OBLIGATIONS
                                          --------------------    ---------------------
2001....................................          7,821                   10,904
2002....................................          6,630                    4,293
2003....................................          5,639                    1,271
2004....................................          5,152                      806
2005....................................          4,700                      546
Later years.............................         15,312                       20
                                                -------                  -------
                                                $45,254                  $17,840
                                                =======                  =======

     Included in the operating leases is a lease for a high-definition mobile television broadcast unit which contains renewal and purchase options in 2002, 2003 and 2004, and a purchase option in 2005. In the event the Company elects not to exercise a renewal option, the Company must guarantee a minimum residual value to the lessor.

     Rent expense for operating leases aggregated $9.1 million in 2000, $5.8 million in 1999, and $5.2 million in 1998. Broadcasting film and programming expense aggregated $11.4 million in 2000, $11.2 million in 1999, and $10.4 million in 1998.

     The Company incurred transportation costs under an operating lease agreement of $1.3 million in 1998 to a company controlled by the Company's major stockholder. There were no such amounts in 2000 or 1999. Principal amounts outstanding on loans to the Company's major stockholder was approximately $0.1 million at December 31, 2000. There were no outstanding amounts at December 31, 1999.

14. LITIGATION ACCRUAL

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

                            THE ACKERLEY GROUP, INC.

15. TELEVISION BROADCASTING GROUP RESTRUCTURING

     On April 6, 1999, the Company announced the launch of Digital CentralCasting(TM), a digital broadcasting system which allows the Company to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of the television stations within a regional group at one station. To implement this strategy, the Company organized 16 of the television stations it owns and/or programs into the following three regional station groups: New York (WIXT, WOKR, WIVT, WBGH-CA, WUTR, WETM, and
WWTI), Central California (KCOY, KKFX-CA, KGPE, and KGET), and North Coast (KCBA, KION, KMTR, KVIQ, and KFTY).

     The Company expects to complete the implementation of Digital CentralCasting(TM) for all of its television station groups in the first quarter of 2001. The Company recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the implementation of Digital CentralCasting(TM). This restructuring charge consisted primarily of costs associated with employee staff reductions, contract terminations, legal, and other costs associated directly with the restructuring. As of December 31, 2000, termination benefits of approximately $0.4 million, representing approximately 44 employees, had been paid and charged to the restructuring accrual. Forty-five total employees are estimated to be terminated in connection with the restructuring.

16. INDUSTRY SEGMENT INFORMATION

     The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow. The Company defines EBITDA as net revenue less operating and restructuring expenses before amortization, depreciation, interest, stock compensation expenses, and net gain on dispositions of assets, and equity in losses of affiliates. Segment Operating Cash Flow is defined as EBITDA before corporate overhead.

     Selected financial information for these segments for the years ended December 31, 2000, 1999 and 1998 is presented as follows (in thousands):

                                           OUTDOOR     TELEVISION       RADIO       INTERACTIVE
                                            MEDIA     BROADCASTING   BROADCASTING      MEDIA        TOTAL
                                           --------   ------------   ------------   -----------   ---------
2000
Net revenue..............................  $ 89,309     $107,615       $ 27,589       $   51      $ 224,564
Segment operating expenses...............   (51,364)     (86,841)       (19,018)        (451)      (157,674)
                                           --------     --------       --------       ------      ---------
Segment Operating Cash Flow..............  $ 37,945     $ 20,774       $  8,571       $ (400)     $  66,890
                                           ========     ========       ========       ======      =========
Segment assets...........................  $109,294     $392,230       $ 62,684       $1,156      $ 565,364
Capital expenditures.....................  $  4,235     $ 17,535       $  7,461       $  978      $  30,209
1999
Net revenue..............................  $ 98,751     $ 81,669       $ 27,163       $   --      $ 207,583
Segment operating expenses...............   (56,877)     (69,608)       (15,563)          --       (142,048)
                                           --------     --------       --------       ------      ---------
Segment Operating Cash Flow..............  $ 41,874     $ 12,061       $ 11,600       $   --      $  65,535
                                           ========     ========       ========       ======      =========
Segment assets...........................  $ 92,911     $273,072       $ 59,873       $   --      $ 425,856
Capital expenditures.....................  $  7,346     $  7,765       $  3,780       $   --      $  18,891
1998
Net revenue..............................  $108,560     $ 68,467       $ 24,474       $   --      $ 201,501
Segment operating expenses...............   (65,605)     (55,996)       (14,819)          --       (136,420)
                                           --------     --------       --------       ------      ---------
Segment Operating Cash Flow..............  $ 42,955     $ 12,471       $  9,655       $   --         65,081
                                           ========     ========       ========       ======      =========
Segment assets...........................  $ 75,113     $ 87,308       $ 59,650       $   --      $ 222,071
Capital expenditures.....................  $  6,986     $  4,415       $  1,389       $   --      $  12,790

                            THE ACKERLEY GROUP, INC.

     A reconciliation from the segment information to the consolidated balances for Segment Operating Cash Flow, segment assets, and segment capital expenditures is set forth below (in thousands):

                                                           2000       1999       1998
                                                         --------   --------   --------
Segment Operating Cash Flow............................  $ 66,890   $ 65,535   $ 65,081
Corporate overhead.....................................   (23,792)   (16,142)   (14,491)
                                                         --------   --------   --------
EBITDA.................................................    43,098     49,393     50,590
Depreciation and amortization..........................   (39,161)   (26,042)   (14,078)
Interest expense.......................................   (25,795)   (32,959)   (22,792)
Net gain on dispositions of assets.....................   227,650     28,999     33,524
Stock compensation expense.............................      (100)      (559)      (452)
Equity in losses of affiliates.........................      (801)      (174)        --
                                                         --------   --------   --------
Income from continuing operations before income taxes
  and extraordinary item...............................  $254,891   $ 18,658   $ 46,792
                                                         ========   ========   ========
Segment assets.........................................  $565,364   $425,856   $222,071
Corporate assets.......................................    34,996     40,551     45,899
Assets of discontinued operations......................    66,947     62,029     48,156
                                                         --------   --------   --------
Consolidated total assets..............................  $667,307   $528,436   $316,126
                                                         ========   ========   ========
Segment capital expenditures...........................  $ 30,209   $ 18,891   $ 12,790
Corporate capital expenditures.........................     7,548      4,545      3,082
Capital expenditures of discontinued operations........     3,601      5,678     16,847
                                                         --------   --------   --------
Consolidated capital expenditures......................  $ 41,358   $ 29,114   $ 32,719
                                                         ========   ========   ========

17. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the outdoor media and television broadcasting segments. In particular, the Company's net revenue and EBITDA historically have been affected positively by increased advertising activity in the second and fourth quarters.

     The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts). Net revenue, EBITDA, and income

                            THE ACKERLEY GROUP, INC.

(loss) from continuing operations have been adjusted from amounts reported previously to reflect the accounting for the sports & entertainment operations as a discontinued operation.

                                                      FIRST      SECOND      THIRD     FOURTH
                                                     QUARTER     QUARTER    QUARTER    QUARTER
                                                     --------    -------    -------    -------
2000
Net revenue........................................  $ 46,769    $60,226    $57,296    $60,273
EBITDA.............................................     6,480     14,354     10,963     11,301
Income (loss) from continuing operations...........   164,677(1)    (131)(1)  (3,494)   (2,445)(1)
Income (loss) from discontinued operations.........       574     (2,107)    (2,744)    (5,430)
Net income (loss)..................................   165,251     (2,238)    (6,238)    (7,875)
Net income (loss) per share........................      4.73       (.06)      (.18)      (.22)
Net income (loss) per share -- assuming dilution...      4.72       (.06)      (.18)      (.22)
1999
Net revenue........................................  $ 41,462    $54,108    $54,046    $57,967
EBITDA.............................................     4,950     13,701     14,323     16,419
Income (loss) from continuing operations before
  extraordinary item...............................    (3,575)    16,418(1)  (1,311)      (791)
Income (loss) from discontinued operations.........     1,027       (846)    (2,431)      (528)
Extraordinary loss.................................    (1,373)(2)      --        --         --
Net income (loss)..................................    (3,921)    15,572     (3,742)    (1,319)
Net income (loss) per share........................      (.12)       .49       (.11)      (.04)
Net income (loss) per share -- assuming dilution...      (.12)       .49       (.11)      (.04)

---------------
(1) Includes net gain on dispositions of assets, as discussed in Note 3.

(2) Represents loss on debt extinguishment, as discussed in Note 8.