Form 10-Q
period 2001-03-31
ACKERLEY GROUP INC
filed 2001-05-15
CIK 319120

===============================================================================

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

                      For the quarter ended March 31, 2001

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

                             Yes  X   No
                                 ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               ============================================================

              Title of Class                          Outstanding at May 1, 2001
              --------------                          --------------------------
     Common Stock, $.01 par value                          24,020,548 shares
     Class B Common Stock, $.01 par value                  11,039,588 shares
===============================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS
          MARCH 31, 2001 AND DECEMBER 31, 2000...........................    1

          CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000..............    2

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000..............    3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................    4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................    7



PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................    13

          SIGNATURES.....................................................    14


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                            THE ACKERLEY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 ---------------
                                     ASSETS

                                                                                    (Unaudited)
                                                                                      March 31,     December 31,
                                                                                        2001           2000
                                                                                        ----           ----
                                                                                           (In thousands)
Current assets:
      Cash and cash equivalents                                                      $   3,292       $   4,687
      Accounts receivable, net of allowance                                             56,913          60,742
      Current portion of broadcast rights                                                7,151           9,023
      Prepaid expenses                                                                  10,450          14,345
      Deferred tax asset                                                                10,877           1,619
      Other current assets                                                              12,075           6,879
                                                                                     ---------       ---------
           Total current assets                                                        100,758          97,295

Property and equipment, net                                                            171,594         170,473
Goodwill, net                                                                          206,868         210,961
Other intangibles, net                                                                 139,702         142,171
Investment in affiliates                                                                20,196          19,896
Other assets                                                                            24,121          26,511
                                                                                     ---------       ---------
           Total assets                                                              $ 663,239       $ 667,307
                                                                                     =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $   9,323       $   7,426
      Accrued interest                                                                   4,221           8,950
      Accrued wages and commissions                                                      4,902           6,398
      Other accrued liabilities                                                         19,906          21,595
      Deferred revenue                                                                   7,725          19,022
      Current portion of broadcasting obligations                                        7,487           9,564
      Current portion of long-term debt                                                 21,627           9,232
                                                                                     ---------       ---------
           Total current liabilities                                                    75,191          82,187

Long-term debt, less current portion                                                   403,153         385,439
Other long-term liabilities                                                             23,806          23,701
                                                                                     ---------       ---------
           Total liabilities                                                           502,150         491,327

Stockholders' equity:
      Common stock, par value $.01 per share--authorized 50,000,000 shares;
        issued March 31, 2001 - 25,395,494 and December 31, 2000 - 25,342,929
        shares; and outstanding March 31, 2001 - 24,020,548 and December 31,
        2000 - 23,967,983 shares                                                           254             253

      Class B common stock, par value $.01 per share--authorized 11,406,510 shares; issued and outstanding March 31, 2001 - 11,039,588 and December
        31, 2000 - 11,051,200 shares                                                       111             111

      Capital in excess of par value                                                    58,311          57,967
      Retained earnings                                                                112,502         127,738
      Less common stock in treasury, at cost                                           (10,089)        (10,089)
                                                                                     ---------       ---------
          Total stockholders' equity                                                   161,089         175,980
                                                                                     ---------       ---------
           Total liabilities and stockholders' equity                                $ 663,239       $ 667,307
                                                                                     =========       =========

                 See Notes to Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED
                                 ---------------

                                                                             For the Three Month
                                                                           Periods Ended March 31,
                                                                           2001               2000
                                                                           ----               ----
                                                                            (In thousands, except
                                                                              per share amounts)

Revenue                                                                 $  52,117         $  54,885
Less agency commissions and discounts                                      (7,244)           (8,116)
                                                                        ---------         ---------
Net revenue                                                                44,873            46,769

Expenses (other income):
      Operating expenses                                                   47,878            40,289
      Amortization expense                                                  6,577             4,351
      Depreciation expense                                                  4,281             3,167
      Interest expense                                                      9,548             5,065
      Net gain on dispositions of assets                                      ---          (281,357)
      Stock compensation expense                                               25                10
                                                                        ---------         ---------
Total expenses (other income)                                              68,309          (228,475)
                                                                        ---------         ---------

Income (loss) from continuing operations before income taxes              (23,436)          275,244
Income tax expense (benefit)                                               (8,200)          110,567
                                                                        ---------         ---------
Income (loss) from continuing operations                                  (15,236)          164,677
Income from discontinued operations, net of taxes 2001 - $0, and
      2000 - $269                                                             ---               574
                                                                        ---------         ---------
Net income (loss)                                                       $ (15,236)        $ 165,251
                                                                        =========         =========
Earnings per Common Share:
Income (loss) from continuing operations                                $   (0.43)        $    4.71
Discontinued operations                                                       ---               .02
                                                                        ---------         ---------
Net income (loss)                                                       $   (0.43)        $    4.73
                                                                        =========         =========
Earnings per Common Share - Assuming Dilution:
Income (loss) from continuing operations                                    (0.43)        $    4.70
Discontinued operations                                                       ---               .02
                                                                        ---------         ---------
Net income (loss) assuming dilution                                     $   (0.43)        $    4.72
                                                                        =========         =========
Dividends per common share                                              $     ---         $    0.02
                                                                        =========         =========
Dividends per common share, diluted                                     $     ---         $    0.02
                                                                        =========         =========
Weighted average number of common shares                                   35,058            34,970
Weighted average number of common shares - diluted                         35,058            35,023


                 See Notes to Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 --------------

                                                                                For the Three Month
                                                                              Periods Ended March 31,
                                                                                2001            2000
                                                                                ----            ----
Cash flows from operating activities:                                               (In thousands)

Net income (loss)                                                             $ (15,236)      $ 165,251
Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Depreciation and amortization                                         11,313           8,112
           Net gain on dispositions of assets                                        --        (281,357)
           Amortization of broadcast rights                                       3,102           2,596
           Deferred tax expense (benefit)                                        (8,198)        110,953
           Stock compensation expense                                                25              10
           Amortization of deferred financing costs                               1,000             422
           Income from barter transactions                                         (993)           (283)
           Amortization of deferred gain on termination of interest rate swap agreements
                                                                                   (809)           (223)
      Change in assets and liabilities:
           Accounts receivable                                                    3,829             982
           Prepaid expenses                                                       3,895           2,406
           Other current assets and other assets                                 (7,570)            442
           Accounts payable, accrued interest, and accrued wages and
              commissions
                                                                                 (4,328)         (6,302)
           Other accrued liabilities and other long-term liabilities              2,810              29
           Litigation accrual                                                        --          (7,911)
           Deferred revenues                                                    (11,297)        (12,418)
           Current portion of broadcast obligations                              (3,207)         (3,317)
                                                                              ---------       ---------
      Net cash used in operating activities                                     (25,664)        (20,608)

Cash flows from investing activities
      Proceeds from dispositions of assets                                           --         307,692
      Payments for acquisitions                                                      --         (56,199)
      Capital expenditures                                                       (5,789)         (7,521)
      Payments for investments                                                     (300)        (17,000)
                                                                              ---------       ---------
      Net cash provided by (used in) investing activities                        (6,089)        226,972

Cash flows from financing activities:
      Borrowings under credit agreements                                         31,000          43,000
      Payments under credit agreements                                               --        (196,496)
      Payments under capital lease obligation                                      (779)           (235)
      Proceeds from employee stock purchase plan                                    137              34
                                                                              ---------       ---------
      Net cash provided by (used in) financing activities                        30,358        (153,697)

Net increase (decrease) in cash and cash equivalents                             (1,395)         52,667
Cash and cash equivalents at beginning of period                                  4,687           2,808
                                                                              ---------       ---------
Cash and cash equivalents at end of period                                    $   3,292       $  55,475
                                                                              =========       =========

      Supplemental cash flow information:
           Interest paid, net of capitalized interest                         $  14,730       $  12,361
           Income taxes paid                                                  $     176       $      14
           Noncash transactions:
                Broadcast rights acquired and broadcast obligations
                   assumed                                                    $      37       $   1,024
                Property and equipment acquired through barter                $      83       $     103


                     See Notes to Consolidated Financial Statements

                            THE ACKERLEY GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of The Ackerley Group, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

          The results of operations for any interim period are not necessarily indicative of anticipated results for the full year. The Company's results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the outdoor advertising, television broadcasting, and radio broadcasting segments. In particular, the Company's net revenue and net income historically have been affected positively by increased advertising activity in the second and fourth quarters.

          Certain prior year's amounts have been reclassified to conform to the 2001 presentation.

NOTE 2.   DISCONTINUED OPERATIONS

          On December 8, 2000 (the "measurement date"), the Company executed a letter of intent to sell substantially all of the assets of its sports & entertainment operations (the "Sonics Sale") to The Basketball Club of Seattle, LLC for $200.0 million in cash and the assumption of certain liabilities. These operations consist principally of the Seattle SuperSonics National Basketball Association franchise, operating rights to the Seattle Storm, a Woman's National Basketball Association franchise, and Full House Sports & Entertainment, the Company's sports marketing business. A definitive purchase agreement was signed on January 11, 2001 and the transaction closed on April 2, 2001. In addition, the Company is seeking to sell separately its Boeing 727 aircraft used by the Seattle SuperSonics for transportation to and from away games. The sale of the aircraft is anticipated to be for cash and is anticipated to be completed by approximately the end of the third quarter of 2001.

          The loss from operations of the sports & entertainment operations from the measurement date through March 31, 2001 was $7.4 million, which included $43.8 million in net revenue. Included in these totals is a loss of $4.5 million and net revenue of $35.4 million relating to the first quarter of 2001. These losses from operations are recorded in other current assets and will be recognized in the second quarter of 2001 as a reduction of the net gain from the Sonics Sale. Continuing costs associated with the Boeing 727 aircraft will be recognized as a reduction of the combined net gain anticipated from the Sonics Sale and sale of the Boeing 727. Net revenue included in discontinued operations was $35.5 million for the first quarter of 2000.

          At March 31, 2001, assets of the sports & entertainment operations to be sold, including the aircraft, consisted primarily of property and equipment amounting to approximately $35.5 million. The remaining assets of the sports & entertainment operations at March 31, 2001 consist principally of receivables, prepaid expenses, and intangible assets. Liabilities at March 31, 2001 consisted primarily of a capital lease obligation and long-term debt amounting to approximately $14.5 million.

          Interest expense included in discontinued operations is comprised of interest on obligations related to the assets to be sold as well as interest allocated to the sports & entertainment operations. Such interest is allocated based on the Company's incremental borrowing rate applied to the initial acquisition price of the Seattle SuperSonics franchise. Total interest expense included in discontinued operations was approximately $0.6 million for the first quarter of 2000.

NOTE 3.   DEBT

          To accommodate recent acquisitions, particularly KGPE (TV), and the timing of the sale of the sports & entertainment operations (as discussed in Note 2 to the Consolidated Financial Statements), the Company amended its 1999 Credit Agreement to provide waivers of compliance with, and to change the requirements of, certain restrictive covenants effective for the period June 30, 2000 through April 15, 2001. On April 2, 2001, the Company utilized net proceeds from the sale of its sports & entertainment operations, aggregating the approximately $192.0 million, to repay fully the $51.3 million outstanding principal amount under term loan facility of the 1999 Credit Agreement and the remaining $140.7 million of the net proceeds were used to reduce amounts outstanding under the revolving credit facility (Revolver) of the 1999 Credit Agreement. After this repayment, the total outstanding principal amount under the Revolver was $15.3 million. In conjunction with this repayment, total available borrowings under the Revolver were reduced to $75.0 million.

          On May 14, 2001, the Company executed a provisional waiver and standstill agreement with its lenders. Under this agreement, certain restrictive covenants and requirements of the 1999 Credit Agreement are waived through August 14, 2001. In addition, borrowings under the Revolver are limited to $25.0 million through August 14, 2001. Subject to certain conditions, this limit will increase effective July 13, 2001 to $33.5 million. The Company anticipates that by August 14, 2001 it will either be in compliance with these covenants (as waived or further amended), or will have extended the waivers.

NOTE 4.   TELEVISION BROADCAST GROUP RESTRUCTURING

          On April 6, 1999, the Company announced the launch of Digital CentralCasting, a digital broadcasting system which allows the Company to consolidate back-office functions such as operations, programming, advertising scheduling, and accounting for all of the television stations within a regional group at one station. To implement this strategy, the Company has organized sixteen of the television stations it owns and/or programs into the following three regional station groups: New York (WIXT, WOKR, WIVT, WBGH-CA, WUTR, WETM, and WWTI), Central California (KCOY, KKFX-CA, KGPE, and KGET), and North Coast (KCBA, KION, KMTR, KVIQ, and KFTY).

          The Company completed substantially the implementation of Digital CentralCasting for all of its television station groups in the first quarter of 2001. The Company recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions, contract terminations, legal, and other costs associated directly with the restructuring. As of March 31, 2001, termination benefits of approximately $0.5 million, representing 50 employees, and other restructuring costs of $0.5 million had been paid and charged to the restructuring accrual. At March 31, 2001, the remaining accrual was approximately $80,000, which consists of obligations under noncancellable software system contracts expiring in December 2002.

NOTE 5.   INDUSTRY SEGMENT INFORMATION

          The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow, which is defined as EBITDA before corporate overhead The Company defines EBITDA as net revenue less operating expenses before amortization, depreciation, interest, stock compensation expenses, and net gain on dispositions of assets.

          Selected financial information for these segments for the three month periods ended March 31, 2001 and 2000 is presented as follows:

                                               OUTDOOR          TELEVISION            RADIO           INTERACTIVE
                                                MEDIA          BROADCASTING       BROADCASTING           MEDIA        CONSOLIDATED
                                                -----          ------------       ------------           -----        ------------
                                                                                 (in thousands)
THREE MONTH PERIOD ENDED
MARCH 31, 2001:
Net revenue                                 $    17,245        $    22,874        $     4,733        $        21        $    44,873
Segment operating expenses                      (12,705)           (23,604)            (5,378)              (355)           (42,042)
                                            -----------        -----------        -----------        -----------        -----------
Segment Operating Cash Flow                 $     4,540        $      (730)       $      (645)       $      (334)       $     2,831
                                            ===========        ===========        ===========        ===========        ===========
Segment assets                              $   107,000        $   379,709        $    60,775        $     1,477        $   548,961
Capital expenditures                        $     1,188        $     2,442        $       400        $       421        $     4,451

THREE MONTH PERIOD ENDED
MARCH 31, 2000:
Net revenue                                 $    17,717        $    22,525        $     6,527        $       ---        $    46,769
Segment operating expenses                      (11,788)           (18,903)            (4,260)               ---            (34,951)
                                            -----------        -----------        -----------        -----------        ------------
Segment Operating Cash Flow                 $     5,929        $     3,622        $     2,267        $       ---        $    11,818
                                            ===========        ===========        ===========        ===========        ===========
Segment assets                              $   104,021        $   287,123        $    58,686        $       ---        $   449,830
Capital expenditures                        $     1,247        $     3,177        $       402        $       ---        $     4,826

          A reconciliation from the segment information to the consolidated balances for Segment Operating Cash Flow, segment assets, and segment capital expenditures is set forth below (in thousands):

                                                                                      THREE MONTH PERIOD ENDED
                                                                                             MARCH 31,
                                                                                        2001                2000
                                                                                        ----                ----
Segment Operating Cash Flow...............................................          $       2,831       $      11,818
Corporate overhead........................................................                 (5,836)             (5,338)
                                                                                    -------------       -------------
EBITDA....................................................................                 (3,005)              6,480
Depreciation and amortization.............................................                (10,858)             (7,518)
Interest expense..........................................................                 (9,548)             (5,065)
Net gain on dispositions of assets........................................                    ---             281,357
Stock compensation expense................................................                    (25)                (10)
                                                                                    -------------       -------------
Income (loss) from continuing operations before income taxes..............          $     (23,436)      $     275,244
                                                                                    =============       =============

Segment assets............................................................          $     548,961       $     449,830
Corporate assets..........................................................                 43,352             100,290
Assets of discontinued operations.........................................                 70,926              64,044
                                                                                    -------------       -------------
Consolidated total assets.................................................          $     663,239       $     614,164
                                                                                    =============       =============
Segment capital expenditures..............................................          $       4,451       $       4,826
Corporate capital expenditures............................................                    257               2,308
Capital expenditures of discontinued operations...........................                  1,081                 387
                                                                                    -------------       -------------
Consolidated capital expenditures.........................................          $       5,789       $       7,521
                                                                                    =============       =============


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          We reported a net loss of $15.2 million for the first three months of 2001, compared to net income of $165.3 million for the first three months of 2000. However, our net income for 2000 includes a net pre-tax gain on dispositions of assets of $281.3 million and income from discontinued operations of $0.6 million, net of taxes. Net revenue for the first three months of 2001 decreased over the same period last year by $1.9 million, or 4%, while our EBITDA (as defined below) decreased by $9.5 million, to a loss of $3.0 million.

          In January 2001, we entered into an agreement to sell our sports & entertainment operations for $200.0 million in cash and the assumption of certain liabilities. The transaction closed on April 2, 2001 and we expect to recognize a gain on the transaction of approximately $135 to $140 million. Accordingly, our sports & entertainment operations are reflected in our financial statements as a discontinued operation for all periods presented. This transaction is discussed more fully in Note 2 to the Consolidated Financial Statements.

          As with many media companies, our acquisitions and dispositions have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, our management believes that EBITDA (defined as net revenue less operating expenses before amortization, depreciation, interest, net gain on dispositions of assets, and stock compensation expense) is an appropriate measure of our financial performance. Similarly, we believe that Segment Operating Cash Flow (defined as EBITDA before corporate overhead) is an appropriate measure of our segments' financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use EBITDA to pay interest and principal on our long-term debt as well as to finance capital expenditures. EBITDA and Segment Operating Cash Flow, however, are not to be considered alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

RESULTS OF OPERATIONS

          The following tables set forth certain historical financial and operating data for the three month periods ended March 31, 2001 and 2000, including net revenue, operating expenses, and Segment Operating Cash Flow information by segment:

                                                                                   THREE MONTH PERIODS ENDED MARCH 31,
                                                                 ------------------------------------------------------------------
                                                                             2001                                2000
                                                                 ----------------------------       -------------------------------
                                                                                          (DOLLARS IN THOUSANDS)
                                                                                     AS % OF                              AS % OF
                                                                   AMOUNT          NET REVENUE         AMOUNT           NET REVENUE
                                                                 ------------      -----------       ------------       -----------
Net revenue...........................................           $     44,873        100.0%          $     46,769         100.0%
Segment operating expenses............................                 42,042         93.7%                34,951          74.7%
Corporate overhead....................................                  5,836         13.0%                 5,338          11.4%
                                                                 ------------                        ------------
          Total operating expenses....................                 47,878        106.7%                40,289          86.1%
                                                                 ------------                        ------------
EBITDA................................................                 (3,005)        (6.7%)                6,480          13.9%

                                                                                   THREE MONTH PERIODS ENDED MARCH 31,
                                                                 ------------------------------------------------------------------
                                                                             2001                                2000
                                                                 ----------------------------       -------------------------------
                                                                                          (DOLLARS IN THOUSANDS)
Other expenses (income):
    Depreciation and amortization expense.............                 10,858         24.2%                 7,518          16.1%
    Interest expense..................................                  9,548         21.3%                 5,065          10.8%
    Net gain on dispositions of assets................                     --           --               (281,357)       (601.6%)
    Stock compensation expense                                             25          0.1%                    10           0.0%
                                                                 ------------                        ------------
          Total other expenses (income)...............                 20,431         45.5%              (268,764)       (574.7%)
                                                                 ------------                            --------
Income (loss) from continuing operations before income
  tax.................................................                (23,436)       (52.2%)              275,244         588.5%
Income tax expense (benefit)..........................                 (8,200)       (18.3%)              110,567         236.4%
                                                                 ------------                             -------
Income (loss) from continuing operations..............                (15,236)       (34.0%)              164,677         352.1%
Income from discontinued operations, net
   of tax.............................................                    ---           --                    574           1.2%
                                                                 ------------                        ------------
Net income (loss).................................               $    (15,236)       (34.0%)         $    165,251         353.3%
                                                                 ============                        ============


                                                                                 THREE MONTH PERIODS ENDED
                                                                                         MARCH 31,
                                                                                2001                 2000
                                                                                ----                 ----
                                                                                  (DOLLARS IN THOUSANDS)
Net revenue:
   Outdoor media....................................................       $   17,245          $   17,717
   Television broadcasting..........................................           22,874              22,525
   Radio broadcasting...............................................            4,733               6,527
   Interactive media................................................               21                 ---
                                                                           ----------          ----------
           Total net revenue........................................       $   44,873          $   46,769
                                                                           ==========          ==========

Segment operating expenses:
   Outdoor media....................................................       $   12,705          $   11,788
   Television broadcasting..........................................           23,604              18,903
   Radio broadcasting...............................................            5,378               4,260
   Interactive media................................................              355                 ---
                                                                           ----------          ----------
           Total segment operating expenses.........................       $   42,042          $   34,951
                                                                           ==========          ==========

Segment Operating Cash Flow and EBITDA:
   Outdoor media....................................................       $    4,540          $    5,929
   Television broadcasting..........................................             (730)              3,622
   Radio broadcasting...............................................             (645)              2,267
   Interactive media................................................             (334)                ---
                                                                           ----------          ----------
           Total Segment Operating Cash Flow........................            2,831              11,818
   Corporate overhead...............................................           (5,836)             (5,338)
                                                                           ----------          ----------
           Total EBITDA.............................................       $   (3,005)         $    6,480
                                                                           ===========         ==========

Change in net revenue from prior periods:
   Outdoor media....................................................           (2.7%)             (11.4%)
   Television broadcasting..........................................            1.5%               38.6%
   Radio broadcasting...............................................          (27.5%)              25.0%
   Interactive media................................................           --                      --
           Change in total net revenue..............................           (4.1%)              12.8%

                                                                                 THREE MONTH PERIODS ENDED
                                                                                         MARCH 31,
                                                                                2001               2000
                                                                                ----               ----
Segment operating expenses as a % of segment net revenue:
   Outdoor media....................................................           73.7%               66.5%
   Television broadcasting..........................................          103.2%               83.9%
   Radio broadcasting...............................................          113.6%               65.3%
   Interactive media................................................        1,690.5%               --
           Total segment operating expenses as a % of total net
               revenue..............................................           93.7%               74.7%

Segment Operating Cash Flow as a % of segment net revenue:
   Outdoor media....................................................           26.3%               33.5%
   Television broadcasting..........................................           (3.2%)              16.1%
   Radio broadcasting...............................................          (13.6%)              34.7%
   Interactive media................................................       (1,590.5%)              --
           Total Segment Operating Cash Flow as a % of
              total net revenue.....................................            6.3%               25.3%
EBITDA as a % of total net revenue..................................           (6.7%)              13.9%

THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 2000

          Net Revenue. Our net revenue for the first quarter of 2001 was $44.9 million. This represented a decrease of $1.9 million, or 4%, compared to $46.8 million in the first quarter of 2000. Changes in net revenue were as follows:

     o Outdoor Media. Our net revenue from our outdoor media segment for the first quarter of 2001 decreased by $0.5 million, or 3%, compared to the first quarter of 2000. This decrease resulted primarily from a decrease in national sales, particularly in the dot-com and automotive advertising categories. While our local sales were also impacted negatively by declines in dot-com advertising, they were largely replaced by increases in a variety of other advertising categories.

     o Television Broadcasting. Net revenue for the first quarter of 2001 from our television broadcasting segment increased by $0.4 million, or 2%, compared to the first quarter of 2000. This increase was due mainly to the addition of television stations WETM and WBGH in February 2000, KKFX in May 2000, WWTI in June 2000, and KGPE in August 2000. Excluding these transactions, net revenue for the first quarter of 2001 from our television broadcasting segment decreased $2.9 million, or 13%, compared to the first quarter of 2000. This decrease was due primarily to a decrease in gross sales from political and automotive advertising of approximately $3.3 million in 2001. These declines impacted primarily our national sales. By contrast, our local sales increased approximately 9% from the prior year on a same station basis.

     o Radio Broadcasting. Net revenue for the first quarter of 2001 from our radio broadcasting segment decreased by $1.8 million, or 28%, compared to the first quarter of 2000. This decrease was due primarily to a decrease in both national and local sales and is consistent with industry trends. Approximately $0.5 million of this decline was from the dot-com advertising category. In addition, net revenue was impacted negatively by a format change in the fourth quarter of 2000 of one of our FM stations. Recent market data indicates that this station has gained market share with its new format. However, this will likely not result in substantial revenue increases until the second half of 2001.

          Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead) for the first quarter of 2001 were $42.0 million. This represented an increase of $7.0 million, or 20%, compared to $35.0 million for the first quarter of 2000. Changes in segment operating expenses were as follows:

     o Outdoor Media. Operating expenses for the first quarter of 2001 from our outdoor media segment increased by $0.9 million, or 8%, compared to the first quarter of 2000. This increase was due primarily to higher lease costs for our advertising structures, employee costs, and the acquisition of an outdoor advertising company in New Jersey on March 31, 2000.

     o Television Broadcasting. Operating expenses for the first quarter of 2001 from our television broadcasting segment increased by $4.7 million, or 25%, compared to the first quarter of 2000. This increase was due in part to the addition of stations WETM and WBGH in February 2000, KKFX in May 2000, WWTI in June 2000, and KGPE in August 2000. Excluding these transactions, operating expenses for the first quarter of 2001 from our television broadcasting segment increased by $1.5 million, or 8%, compared to the first quarter of 2000. This increase was due primarily to employee, programming, and fiber optic connection costs.

     o Radio Broadcasting. Operating expenses for the first quarter of 2001 from our radio broadcasting segment increased by $1.1 million, or 26%, compared to the first quarter of 2000. This increase was due primarily to increased costs associated with increased costs of on-air talent and costs associated with the promotion of a new programming format of one of our FM stations.

          Corporate Overhead Expenses. Our corporate overhead expenses for the first quarter of 2001 were $5.8 million. This represented an increase of $0.5 million, or 9%, compared to the first quarter of 2000. This increase was primarily a result of costs associated with the disposal of a company aircraft.

          EBITDA. Our EBITDA for the first quarter of 2001 was a $3.0 million loss. This represented a decrease of $9.5 million, or 146%, compared to positive EBITDA of $6.5 million for the first quarter of 2000.

          Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $10.9 million for the first quarter of 2001. This represented an increase of $3.3 million, or 43%, compared to $7.6 million for the first quarter of 2000. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000, as well as depreciation expense from the construction of a new operating facility for our radio broadcasting operations and our corporate technology group.

          Interest Expense. Our interest expense was $9.5 million for the first quarter of 2001. This represented an increase of $4.4 million, or 89%, compared to the first quarter of 2000. This increase was due primarily to higher average debt balances during the first quarter of 2001, which resulted primarily from borrowings to fund our business acquisitions. In addition, our debt balances for the first quarter of 2000 were lower due to the application of proceeds from the sale of our Florida outdoor advertising operations in January 2000.

          Net Gain on Dispositions of Assets. We recognized a net gain on disposition of assets of $281.4 million for the first quarter of 2000 due to the sale of our Florida outdoor advertising operations and television station KCBA in California in January 2000. There were no such transactions in the first quarter of 2001.

          Income Tax Expense. We recognized income tax benefit of $8.2 million for the first quarter of 2001 based on our loss from continuing operations before income taxes of $23.4 million. For the first quarter of 2000, we recorded an income tax expense of $110.6 million, primarily as a result of the gain on dispositions of assets.

          Net Income (Loss). Our net loss was $15.2 million for the first quarter of 2001, compared to our net income of $165.3 million for the first quarter of 2000. This decrease was due primarily to the gain related to the sale of our Florida outdoor advertising operations and television station KCBA in January 2000 and the decreases in Segment Operating Cash Flow described above.

LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operating activities was $25.7 million in the first quarter of 2001 compared to $20.6 million in the first quarter of 2000. The increase was due mainly to funding the operating losses and liquidity needs of our discontinued sports & entertainment operations and the decline in our operating results in the first quarter of 2001 compared to the first quarter of 2000.

          Our working capital increased by $10.5 million to $25.6 million at March 31, 2001 from $15.1 million at December 31, 2000 primarily due to an increase in deferred tax assets and deferred losses from our discontinued sports & entertainment operations and decreases in accrued interest and deferred revenue. These were offset partially by the increase in the current portion of our long-term debt.

          We expended $5.8 million for capital expenditures in the first quarter of 2001, compared to $7.5 million in the corresponding quarter in 2000. Capital expenditures in the first quarter of 2001 were primarily for equipment to complete our Digital CentralCasting implementation, automated news production systems and news sets, upgrades to our operating facilities for television station KGPE in Fresno, California and our outdoor advertising operations in Portland, Oregon, and for outdoor advertising structures in Washington.

          For the periods presented, we financed our working capital and long-term liquidity needs, including for acquisitions and capital expenditures, primarily from proceeds from the sale of our Florida outdoor advertising operations and television station KCBA in January 2001 and bank borrowings.

          To accommodate recent acquisitions, particularly KGPE (TV), and the timing of the sale of our sports & entertainment operations (as discussed in Note 2 to the Consolidated Financial Statements), we amended our 1999 Credit Agreement to provide waivers of compliance with, and to change the requirements of, certain restrictive covenants effective for the period of June 30, 2000 through April 15, 2001. On April 2, 2001, we utilized net proceeds from the sale of our sports & entertainment operations, aggregating approximately $192.0 million to repay fully the $51.3 million outstanding principal amount under the term loan facility of the 1999 Credit Agreement and the remaining $140.7 million of the net proceeds were used to reduce amounts outstanding under the revolving credit facility (Revolver) of the 1999 Credit Agreement. After this repayment, the total outstanding principal amount under the Revolver was $15.3 million. In conjunction with this repayment, total available borrowings under the Revolver were reduced to $75.0 million. We anticipate utilizing approximately $45.0 million of borrowings to fund our 2001 income tax liabilities in the third and fourth quarters.

          On May 14, 2001, we executed a provisional waiver and standstill agreement with our lenders. Under this agreement, certain restrictive covenants and requirements of the 1999 Credit Agreement are waived through August 14, 2001. In addition, borrowings under the Revolver are limited to $25.0 million through August 14, 2001. Subject to certain conditions, this limit will increase effective July 13, 2001 to $33.5 million. We anticipate that by August 14, 2001 we will either be in compliance with these covenants (as waived or further amended), or will have extended the waivers, by August 14, 2001.

          To address the slowing national economy and its effects on our revenue and liquidity, as well as provide funds for a $9.0 million interest payment due July 15, 2001 on our senior subordinated notes, we are evaluating our current cost structure. All of our operating divisions and our corporate offices have already identified and implemented measures to reduce operating expenses for the remainder of the year and into 2002. This process is ongoing and we expect it to be substantially complete by the end of the second quarter of 2001. Currently, we anticipate these cost reductions will be approximately $10.0 million from our original planned operating expenses for 2001. However, if the magnitude and duration of the current national sales trends are greater than anticipated, our liquidity may be impacted negatively to the extent we are unable to offset such trends by increased local sales and cost reductions.

          Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either a base rate or LIBOR plus defined margins which vary based on our total leverage ratio. As of March 31, 2001, the annual interest rate of borrowings under the 1999 Credit Agreement was approximately 8.74%.

          We have pledged substantially all of our subsidiaries' outstanding stock and assets as collateral for amounts due under the 1999 Credit Agreement. Thus, if we default under the 1999 Credit Agreement, the lenders may take possession of and sell some or substantially all of our subsidiaries or their assets.

          In addition, the 1999 Credit Agreement and the Indenture for the 9% Senior Subordinated Notes restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios. As of March 31, 2001, we were in compliance with, or had received waivers for, all such ratios and covenants.

                           PART II - OTHER INFORMATION

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     (1) Current Report on Form 8-K, filed January 18, 2001, relating to the announcement of the signing of a Purchase Agreement, dated January 11, 2001, to sell our Seattle SuperSonics NBA franchise and related assets for $200 million, as described in Item 2.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE ACKERLEY GROUP, INC.


DATED:  May 14, 2001                     By:  /s/ Kevin E. Hylton
                                              -------------------
                                              Kevin E. Hylton
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Assistant Secretary