Form 10-Q
period 2001-06-30
ACKERLEY GROUP INC
filed 2001-08-14
CIK 319120

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Under
SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-10321

THE ACKERLEY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1043807 (IRS Employer Identification No.)

1301 Fifth Avenue
Suite 4000
Seattle, Washington 98101
(206) 624-2888
(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]      No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 1, 2001

Common Stock, $.01 par value Class B Common Stock, $.01 par value	24,076,174 shares 11,020,622 shares

		Page

PART I —	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEETS JUNE 30, 2001 AND DECEMBER 31, 2000	1

	CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000	2

	CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000	3

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	18

PART II —	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18

	SIGNATURES	20

i

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

THE ACKERLEY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2001	2000

	(In thousands)

Current assets:

Cash and cash equivalents	$6,900	$4,687

Accounts receivable, net of allowance	45,510	60,742

Current portion of broadcast rights	4,035	9,023

Prepaid expenses	5,747	14,345

Deferred tax asset	2,348	1,619

Other current assets	5,819	6,879

Total current assets	70,359	97,295

Property and equipment, net	137,014	170,473

Goodwill, net	202,334	210,961

Other intangibles, net	136,494	142,171

Investment in affiliates	20,946	19,896

Other assets	18,736	26,511

Total assets	$585,883	$667,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,544	$7,426

Accrued interest	8,291	8,950

Accrued wages and commissions	1,629	6,398

Other accrued liabilities	18,018	21,199

Income taxes payable	43,945	396

Deferred revenue	839	19,022

Current portion of broadcasting obligations	4,923	9,564

Current portion of long-term debt	2,776	9,232

Total current liabilities	87,965	82,187

Long-term debt, less current portion	229,872	385,439

Other long-term liabilities	23,261	23,701

Total liabilities	341,098	491,327

Stockholders’ equity:

Common stock, par value $.01 per share—authorized 50,000,000 shares; issued June 30, 2001 — 25,416,691 and December 31, 2000 — 25,342,929 shares; and outstanding June 30, 2001 — 24,041,745 and December 31, 2000 — 23,967,983 shares	254	253

Class B common stock, par value $.01 per share—authorized 11,406,510 shares; issued and outstanding June 30, 2001 — 11,020,622 and December 31, 2000 — 11,051,200 shares	110	111

Capital in excess of par value	58,336	57,967

Retained earnings	196,174	127,738

Less common stock in treasury, at cost	(10,089)	(10,089)

Total stockholders’ equity	244,785	175,980

Total liabilities and stockholders’ equity	$585,883	$667,307

See Notes to Consolidated Financial Statements

THE ACKERLEY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Month		For the Six Month
	Periods Ended June 30,		Periods Ended June 30,

	2001	2000	2001	2000

	(In thousands, except per share amounts)

Revenue	$64,583	$70,352	$116,700	$125,237

Less agency commissions and discounts	(9,017)	(10,374)	(16,261)	(18,490)

Net revenue	55,566	59,978	100,439	106,747

Expenses (other income):

Operating expenses	46,693	45,872	94,571	86,161

Workforce reduction costs	2,431	—	2,431	—

Amortization expense	6,573	5,469	13,150	9,820

Depreciation expense	4,035	3,356	8,316	6,523

Interest expense, net	5,173	4,348	14,721	9,413

Net (gain) loss on dispositions of assets	2,210	724	2,210	(280,633)

Other	25	698	50	708

Total expenses (other income)	67,140	60,467	135,449	(168,008)

Income (loss) from continuing operations before income taxes	(11,574)	(489)	(35,010)	274,755

Income tax expense (benefit)	(4,438)	(223)	(12,638)	110,344

Income (loss) from continuing operations	(7,136)	(266)	(22,372)	164,411

Discontinued operations

Loss from discontinued operations, net of taxes	—	(1,972)	—	(1,398)

Gain on disposal of discontinued operations, net of taxes	90,808	—	90,808	—

Net income (loss)	$83,672	$(2,238)	$68,436	$163,013

Earnings per Common Share:

Income (loss) from continuing operations	$(.20)	$—	$(.64)	$4.70

Loss from discontinued operations	—	(.06)	—	(.04)

Gain on disposal of discontinued operations	2.59	—	2.59	—

Net income (loss)	$2.39	$(.06)	$1.95	$4.66

Earnings per Common Share — Assuming Dilution:

Income (loss) from continuing operations	$(.20)	$—	$(.64)	$4.70

Loss from discontinued operations	—	(.06)	—	(.04)

Gain on disposal of discontinued operations	2.59	—	2.59	—

Net income (loss) assuming dilution	$2.39	$(.06)	$1.95	$4.66

Dividends per common share	$—	$—	$—	$.02

Dividends per common share, diluted	$—	$—	$—	$.02

Weighted average number of common shares	35,062	34,974	35,060	34,972

Weighted average number of common shares — diluted	35,062	34,974	35,060	34,972

See Notes to Consolidated Financial Statements

THE ACKERLEY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Month
	Periods Ended June 30,

	2001	2000

	(In thousands)
Cash flows from operating activities:

Net income	$68,436	$163,013

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	21,921	17,583

Net (gain) loss on dispositions of assets	2,210	(280,633)

Amortization of broadcast rights	6,133	5,227

Deferred tax expense (benefit)	(6,811)	12,251

Stock compensation expense	50	40

Equity in losses of affiliates	—	668

Amortization of deferred financing costs	1,439	959

Income from barter transactions	(1,529)	(769)

Amortization of deferred gain on termination of interest rate swap agreements	(1,618)	(446)

Gain on disposal of discontinued operation, net of taxes	(90,808)	—

Change in assets and liabilities:

Accounts receivable	2,851	(7,589)

Prepaid expenses	5,874	4,214

Other current assets and other assets	(7,033)	701

Accounts payable, accrued interest, and accrued wages and commissions	(5,310)	(5,241)

Other accrued liabilities, income taxes payable, and other long-term liabilities	1,761	88,819

Deferred revenues	(12,865)	(15,945)

Broadcast obligations	(6,048)	(6,467)

Net cash used in operating activities	(21,347)	(23,615)

Cash flows from investing activities:

Proceeds from dispositions of assets	190,142	306,986

Payments for acquisitions	—	(91,253)

Capital expenditures	(7,490)	(21,419)

Payments for investments	(1,050)	(17,000)

Net cash provided by investing activities	181,602	177,314

Cash flows from financing activities:

Borrowings under credit agreements	35,000	95,000

Payments under credit agreements	(192,000)	(196,496)

Payments under capital lease obligation	(1,316)	(975)

Dividends paid	—	(700)

Proceeds from employee stock purchase plan	274	434

Net cash used in financing activities	(158,042)	(102,737)

Net increase in cash and cash equivalents	2,213	50,962

Cash and cash equivalents at beginning of period	4,687	2,808

Cash and cash equivalents at end of period	$6,900	$53,770

Supplemental cash flow information:

Interest paid, net of capitalized interest	$16,203	$13,176

Income taxes paid (refund received), net	$(6,245)	$14

Noncash transactions:

Broadcast rights acquired and broadcast obligations assumed	$221	$2,659

Property and equipment acquired through barter	$233	$199

See Notes to Consolidated Financial Statements

THE ACKERLEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of The Ackerley Group, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for any interim period are not necessarily indicative of anticipated results for the full year. The Company’s results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the outdoor advertising, television broadcasting, and radio broadcasting segments. In particular, the Company’s net revenue and net income historically have been affected positively by increased advertising activity in the second and fourth quarters.

     Certain prior year’s amounts have been reclassified to conform to the 2001 presentation.

NOTE 2. NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in a decrease in amortization expense of between approximately $19.0 million to $26.0 million per year, depending on whether certain intangible assets are deemed to have indefinite lives. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

NOTE 3. DISCONTINUED OPERATIONS

     On December 8, 2000 (the “measurement date”), the Company executed a letter of intent to sell substantially all of the assets of its sports & entertainment operations (the “Sonics Sale”) to The Basketball Club of Seattle, LLC for $200.0 million in cash and the assumption of certain liabilities. These operations consisted principally of the Seattle SuperSonics National Basketball Association franchise, operating rights to the Seattle Storm, a Woman’s National Basketball Association franchise, and Full House Sports & Entertainment, the Company’s sports marketing business. A definitive purchase agreement was signed on January 11, 2001 and the transaction closed on April 2, 2001. In addition, on June 12, 2001, the Company entered into an agreement to sell separately its Boeing 727 aircraft used by the Seattle SuperSonics for transportation to and from away games. The sale of the aircraft closed on August 2, 2001 for $6.2 million.

     Operating results of the discontinued sports & entertainment operations are as follows (in thousands):

	Three Month Period Ended		Six Month Period Ended
	June 30		June 30

	2001	2000	2001	2000

Loss from discontinued operations	$—	$(3,630)	$—	($2,670)

Gain on disposal of discontinued operations	139,705	—	139,705	—

Income tax (expense) benefit	(48,897)	1,658	(48,897)	1,272

Net income (loss) from discontinued operations	$90,808	$(1,972)	$90,808	$(1,398)

Net revenue included in loss from discontinued operations	$—	$13,473	$—	$49,006

Interest expense included in loss from discontinued operations	$—	$600	$—	$1,152

     The loss from operations of the sports & entertainment operations from the measurement date through June 30, 2001 was $10.6 million, which included $43.8 million in net revenue. Included in these totals is a loss of $4.5 million and net revenue of $35.4 million for the first quarter of 2001 and a loss of $3.1 million for the second quarter of 2001. There was no net revenue for the second quarter of 2001. These losses from operations were recognized in the second quarter of 2001 as a reduction of the combined net gain from the Sonics Sale and the sale of the Boeing 727 aircraft.

     Interest expense included in discontinued operations is comprised of interest on obligations related to the assets sold as well as interest allocated to the sports & entertainment operations. Such interest was allocated based on the Company’s incremental borrowing rate applied to the initial acquisition price of the Seattle SuperSonics franchise.

NOTE 4. DEBT

     To accommodate recent acquisitions, particularly KGPE (TV), and the timing of the sale of the sports & entertainment operations (as discussed in Note 2 to the Consolidated Financial Statements), the Company amended its 1999 Credit Agreement to provide waivers of compliance with, and to change the requirements of, certain restrictive covenants effective for the period from June 30, 2000 through April 15, 2001. On April 2, 2001, the Company utilized net proceeds from the sale of its sports & entertainment operations, aggregating approximately $192.0 million, to repay fully the $51.3 million outstanding principal amount under the term loan facility of the 1999 Credit Agreement and the remaining $140.7 million of the net proceeds were used to reduce amounts outstanding under the revolving credit facility (Revolver) of the 1999 Credit Agreement. After this repayment, the total outstanding principal amount under the Revolver was $15.3 million. In conjunction with this repayment, total available borrowings under the Revolver were reduced to $75.0 million.

     On May 14, 2001, the Company executed a provisional waiver and standstill agreement with its lenders. Under this agreement, as subsequently amended, certain restrictive covenants and requirements of the 1999 Credit Agreement are waived through September 15, 2001. In addition, borrowings under the Revolver are limited to $26.3 million. The Company anticipates closing on a replacement credit facility prior to September 15, 2001.

NOTE 5. WORKFORCE REDUCTION COSTS

     In the second quarter of 2001, the Company implemented a cost reduction initiative in all of its business segments and the corporate office, including a senior management transition, in order to mitigate decreases in national advertising revenue due to the slowing national economy. The Company recorded a charge of $2.4 million in the second quarter consisting of termination benefits for employees whose positions were eliminated in connection with the cost reduction initiative. Approximately 70 positions representing a wide variety of functions across all business segments and the corporate office have been eliminated. As of June 30, 2001, termination benefits of approximately $107,000, representing 35 employees, had been paid and charged to the workforce reduction accrual.

NOTE 6. DISPOSAL OF RADIO BROADCASTING TRANSMISSION FACILITIES

     The Company recorded a net charge of $2.2 million in the second quarter of 2001 in connection with the disposal of radio broadcasting transmission facilities for station KJR (AM). These facilities were located on property leased from the Port of Seattle. In connection with the lease termination, the Company received a payment of $0.8 million from the Port of Seattle that was recorded as a reduction of the disposal charge. KJR (AM) currently is transmitting from facilities located in Tacoma, Washington.

NOTE 7. RELATED PARTY TRANSACTION

     Included in other accrued liabilities is an advance of $500,000 to the Company to fund an investment from two individuals who are officers and directors. The advance will be repaid from available cash flow.

NOTE 8. INDUSTRY SEGMENT INFORMATION

     The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow, which is defined as EBITDA before corporate overhead and workforce reduction costs. The Company defines EBITDA as net revenue less operating expenses and workforce reduction costs before amortization, depreciation, interest, other expenses, and net gain or loss on dispositions of assets.

     Selected financial information for these segments for the three and six month periods ended June 30, 2001 and 2000 is presented as follows:

	Outdoor	Television	Radio	Interactive
	Media	Broadcasting	Broadcasting	Media	Consolidated

	(in thousands)
Three Month Period Ended June 30, 2001:

Net revenue	$23,263	$26,529	$5,713	$61	$55,566

Segment operating expenses	(13,100)	(23,103)	(5,044)	(408)	(41,655)

Segment Operating Cash Flow	$10,163	$3,426	$669	$(347)	$13,911

Segment assets	$105,509	$373,855	$57,926	$1,590	$538,880

Capital expenditures	$133	$981	$289	$119	$1,522

Three Month Period Ended June 30, 2000:

Net revenue	$25,326	$27,166	$7,486	$—	$59,978

Segment operating expenses	(13,083)	(21,351)	(4,895)	—	(39,329)

Segment Operating Cash Flow	$12,243	$5,815	$2,591	$—	$20,649

	Outdoor	Television	Radio	Interactive
	Media	Broadcasting	Broadcasting	Media	Consolidated

	(in thousands)

Segment assets	$112,828	$310,238	$59,501	$—	$482,567

Capital expenditures	$1,097	$2,639	$188	$110	$4,034

     A reconciliation from the segment information to the consolidated balances for Segment Operating Cash Flow, segment assets, and segment capital expenditures is set forth below (in thousands):

	Three Month Period Ended
	June 30,

	2001	2000

Segment Operating Cash Flow	$13,911	$20,649

Corporate overhead	(5,038)	(6,543)

Workforce reduction costs	(2,431)	—

EBITDA	6,442	14,106

Depreciation and amortization	(10,608)	(8,825)

Interest expense	(5,173)	(4,348)

Net loss on dispositions of assets	(2,210)	(724)

Other	(25)	(698)

Loss from continuing operations before income taxes	$(11,574)	$(489)

Segment assets	$538,880	$482,567

Corporate assets	38,430	112,033

Assets of discontinued operations	8,573	60,228

Consolidated total assets	$585,883	$654,828

Segment capital expenditures	$1,522	$4,034

Corporate capital expenditures	237	9,753

Capital expenditures of discontinued operations	—	111

Consolidated capital expenditures	$1,759	$13,898

	Outdoor	Television	Radio	Interactive
	Media	Broadcasting	Broadcasting	Media	Consolidated

	(in thousands)
Six Month Period Ended June 30, 2001:

Net revenue	$40,508	$49,403	$10,446	$82	$100,439

Segment operating expenses	(25,805)	(46,707)	(10,422)	(763)	(83,697)

Segment Operating Cash Flow	$14,703	$2,696	$24	$(681)	$16,742

Segment assets	$105,509	$373,855	$57,926	$1,590	$538,880

Capital expenditures	$1,337	$3,629	$485	$540	$5,991

Six Month Period Ended June 30, 2000:

Net revenue	$43,043	$49,691	$14,013	$—	$106,747

Segment operating expenses	(24,871)	(40,254)	(9,155)	—	(74,280)

Segment Operating Cash Flow	$18,172	$9,437	$4,858	$—	$32,467

Segment assets	$112,828	$310,238	$59,501	$—	$482,567

Capital expenditures	$2,344	$5,816	$590	$110	$8,860

     A reconciliation from the segment information to the consolidated balances for Segment Operating Cash Flow, segment assets, and segment capital expenditures is set forth below (in thousands):

	Six Month Period Ended
	June 30,

	2001	2000

Segment Operating Cash Flow	$16,742	$32,467

Corporate overhead	(10,874)	(11,881)

Workforce reduction costs	(2,431)	—

EBITDA	3,437	20,586

Depreciation and amortization	(21,466)	(16,343)

Interest expense	(14,721)	(9,413)

Net gain (loss) on dispositions of assets	(2,210)	280,633

Other	(50)	(708)

Income (loss) from continuing operations before income taxes	$(35,010)	$274,755

Segment assets	$538,880	$482,567

Corporate assets	38,430	112,033

Assets of discontinued operations	8,573	60,228

Consolidated total assets	$585,883	$654,828

Segment capital expenditures	$5,991	$8,860

Corporate capital expenditures	418	12,061

Capital expenditures of discontinued operations	1,081	498

Consolidated capital expenditures	$7,490	$21,419

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We reported net income of $68.4 million for the first six months of 2001, compared to net income of $163.0 million for the first six months of 2000. Our net income for 2001 includes a gain on sale of our discontinued sports & entertainment operations of $90.8 million, net of taxes. Our net income for 2000 includes a net pre-tax gain on dispositions of assets of $280.6 million and a loss from discontinued operations of $1.4 million, net of taxes. Net revenue for the first six months of 2001 decreased over the same period last year by $6.3 million, or 6%, while our EBITDA (as defined below) decreased by $17.1 million, to $3.4 million.

     In April 2001, we sold our sports & entertainment operations for $200.0 million in cash and the assumption of certain liabilities. We recorded a gain on the transaction of $90.8 million, net of taxes. Accordingly, our sports & entertainment operations are reflected in our financial statements as a discontinued operation for all periods presented. This transaction is discussed more fully in Note 3 to the Consolidated Financial Statements.

     In the second quarter of 2001, we implemented a company-wide cost reduction initiative, including a senior management transition, to mitigate decreases in national advertising due to the slowing of the national economy. We recorded a charge of $2.4 million consisting of employee termination benefits in connection with this initiative. These cost reduction initiatives are designed to keep total operating expenses level with total 2000 operating expenses of approximately $181.0 million.

     As with many media companies, our acquisitions and dispositions have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, our management believes that EBITDA (defined as net revenue less operating expenses and workforce reduction costs before amortization, depreciation, interest, other expenses, and net gain or loss on dispositions of assets) is an appropriate measure of our financial performance. Similarly, we believe that Segment Operating Cash Flow (defined as EBITDA before corporate overhead and workforce reduction costs) is an appropriate measure of our segments’ financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use EBITDA to pay interest and principal on our long-term debt as well as to finance capital expenditures. EBITDA and Segment Operating Cash Flow, however, are not to be considered alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

Results of Operations

     The following tables set forth certain historical financial and operating data for the three and six month periods ended June 30, 2001 and 2000, including net revenue, operating expenses, and Segment Operating Cash Flow information by segment:

	Three Month Periods Ended June 30,

	2001		2000

	(Dollars in thousands)
		As % of		As % of
	Amount	Net Revenue	Amount	Net Revenue

Net revenue	$55,566	100.0%	$59,978	100.0%

Segment operating expenses	41,655	75.0%	39,329	65.6%

Corporate overhead	5,038	9.1%	6,543	10.9%

Workforce reduction costs	2,431	4.4%	—	—

	Three Month Periods Ended June 30,

	2001		2000

	(Dollars in thousands)
		As % of		As % of
	Amount	Net Revenue	Amount	Net Revenue

Total operating expenses	49,124	88.4%	45,872	76.5%

EBITDA	6,442	11.6%	14,106	23.5%

Other expenses:

Depreciation and amortization expense	10,608	19.1%	8,825	14.7%

Interest expense	5,173	9.3%	4,348	7.2%

Loss on dispositions of assets	2,210	4.0%	724	1.2%

Other	25	—	698	1.2%

Total other expenses	18,016	32.4%	14,595	24.3%

Loss from continuing operations before income taxes	(11,574)	(20.8)%	(489)	(0.8)%

Income tax benefit	(4,438)	8.0%	(223)	0.4%

Loss from continuing operations	(7,136)	(12.8)%	(266)	(0.4)%

Loss from discontinued operations, net of tax	—	—	(1,972)	(3.3)%

Gain on disposal of discontinued operations, net of tax	90,808	163.4%	—	—%

Net income (loss)	$83,672	150.6%	$(2,238)	(3.7)%

	Six Month Periods Ended June 30,

	2001		2000

	(Dollars in thousands)
		As % of		As % of
	Amount	Net Revenue	Amount	Net Revenue

Net revenue	$100,439	100.0%	$106,747	100.0%

Segment operating expenses	83,697	83.3%	74,280	69.6%

Corporate overhead	10,874	10.8%	11,881	11.1%

Workforce reduction costs	2,431	2.4%	—	—%

Total operating expenses	97,002	96.6%	86,161	80.7%

EBITDA	3,437	3.4%	20,586	19.3%

Other expenses (income):

Depreciation and amortization expense	21,466	21.4%	16,343	15.3%

Interest expense	14,721	14.7%	9,413	8.8%

Net (gain) loss on dispositions of assets	2,210	2.2%	(280,633)	(262.9)%

Other	50	—	708	0.7%

Total other expenses (income)	38,447	38.3%	(254,169)	(238.1)%

Income (loss) from continuing operations before income tax	(35,010)	(34.9)%	274,755	257.4%

Income tax expense (benefit)	(12,638)	12.6%	110,344	103.4%

Income (loss) from continuing operations	(22,372)	(22.3)%	164,411	154.0%

	Six Month Periods Ended June 30,

	2001		2000

	(Dollars in thousands)
		As % of		As % of
	Amount	Net Revenue	Amount	Net Revenue

Loss from discontinued operations, net of tax	—	—	(1,398)	(1.3)%

Gain on disposal of discontinued operations, net of tax	90,808	90.4%	—	—

Net income (loss)	$68,436	68.1%	$163,013	152.7%

	Three Month Periods Ended		Six Month Periods Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in Thousands)		(Dollars in Thousands)

Net revenue:

Outdoor media	$23,263	$25,326	$40,508	$43,043

Television broadcasting	26,529	27,166	49,403	49,691

Radio broadcasting	5,713	7,486	10,446	14,013

Interactive media	61	—	82	—

Total net revenue	$55,566	$59,978	$100,439	$106,747

Segment operating expenses:

Outdoor media	$13,100	$13,083	$25,805	$24,871

Television broadcasting	23,103	21,351	46,707	40,254

Radio broadcasting	5,044	4,895	10,422	9,155

Interactive media	408	—	763	—

Total segment operating expenses	$41,655	$39,329	$83,697	$74,280

Segment Operating Cash Flow and EBITDA:

Outdoor media	$10,163	$12,243	$14,703	$18,172

Television broadcasting	3,426	5,815	2,696	9,437

Radio broadcasting	669	2,591	24	4,858

Interactive media	(347)	—	(681)	—

Total Segment Operating Cash Flow	13,911	20,649	16,742	32,467

Corporate overhead	(5,038)	(6,543)	(10,874)	(11,881)

Workforce reduction costs	(2,431)	—	(2,431)	—

Total EBITDA	$6,442	$14,106	$3,437	$20,586

Change in net revenue from prior periods:

Outdoor media	(8.1)%	(1.6)%	(5.9)%	(5.9)%

Television broadcasting	(2.3)%	26.8%	(0.6)%	31.9%

Radio broadcasting	(23.7)%	7.9%	(25.5)%	15.3%

Interactive media	100.0%	—	100.0%	—

Change in total net revenue	(7.4)%	10.8%	(5.9)%	11.7%

	Three Month Periods Ended		Six Month Periods Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in Thousands)		(Dollars in Thousands)

Segment operating expenses as a % of segment net revenue:

Outdoor media	56.3%	51.7%	63.7%	57.8%

Television broadcasting	87.1%	78.6%	94.5%	81.0%

Radio broadcasting	88.3%	65.4%	99.8%	65.3%

Interactive media	668.9%	—	930.5%	—

Total segment operating expenses as a % of total net revenue	75.0%	65.6%	83.3%	69.6%

Segment Operating Cash Flow as a % of segment net revenue:

Outdoor media	43.7%	48.3%	36.3%	42.2%

Television broadcasting	12.9%	21.4%	5.5%	19.0%

Radio broadcasting	11.7%	34.6%	0.2%	34.7%

Interactive media	(568.9)%	—	(830.5)%	—

Total Segment Operating Cash Flow as a % of total net revenue	25.0%	34.4%	16.7%	30.4%

EBITDA as a % of total net revenue	11.6%	23.5%	3.4%	19.3%

Three Month Period Ended June 30, 2001 Compared With Three Month Period Ended June 30, 2000

     Net Revenue. Our net revenue for the second quarter of 2001 was $55.6 million. This represented a decrease of $4.4 million, or 7%, compared to $60.0 million in the second quarter of 2000. Changes in net revenue were as follows:

•	Outdoor Media. Our net revenue from our outdoor media segment for the second quarter of 2001 decreased by $2.1 million, or 8%, compared to the second quarter of 2000. This decrease resulted primarily from a decrease in national sales, particularly in the dot-com and automotive advertising categories. While our local sales were also impacted negatively by declines in dot-com advertising, they were largely replaced by increases in a variety of other advertising categories.

•	Television Broadcasting. Net revenue for the second quarter of 2001 from our television broadcasting segment decreased by $0.7 million, or 2%, compared to the second quarter of 2000. This decrease was due mainly to a decline in national advertising revenue, particularly in the political and automotive advertising categories. These declines were offset partially by the addition of television stations WWTI in June 2000 and KGPE in August 2000. Excluding these transactions, net revenue for the second quarter of 2001 from our television broadcasting segment decreased $2.7 million, or 10%, compared to the second quarter of 2000. By contrast, our local sales were flat compared to the prior year on a same station basis.

•	Radio Broadcasting. Net revenue for the second quarter of 2001 from our radio broadcasting segment decreased by $1.8 million, or 24%, compared to the second quarter of 2000. This decrease was due primarily to a decrease in both national and local sales and is consistent with industry trends. In addition, net revenue was impacted negatively by a format change in the fourth quarter of 2000 of one of our FM stations. Recent market data indicates that this station has gained market share with its new format. However, this will likely not result in substantial revenue increases until the fourth quarter of 2001.

     Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead) for the second quarter of 2001 were $41.6 million. This represented an increase of $2.3 million, or 6%, compared to $39.3 million for the second quarter of 2000. Changes in segment operating expenses were as follows:

•	Outdoor Media. Operating expenses for the second quarter of 2001 from our outdoor media segment were flat compared to the second quarter of 2000 as we implemented cost containment and cost reduction initiatives in the second quarter of 2001.

•	Television Broadcasting. Operating expenses for the second quarter of 2001 from our television broadcasting segment increased by $1.8 million, or 8%, compared to the second quarter of 2000. This increase was due in part to the addition of stations WWTI in June 2000 and KGPE in August 2000. Excluding these transactions, operating expenses for the second quarter of 2001 from our television broadcasting segment increased by $0.4 million, or 2%, compared to the second quarter of 2000. This increase was due primarily to employee and fiber optic connection costs, offset partially by cost reduction initiatives implemented in the second quarter of 2001.

•	Radio Broadcasting. Operating expenses for the second quarter of 2001 from our radio broadcasting segment increased by $0.1 million, or 3%, compared to the second quarter of 2000. This increase was due primarily to increased costs of on-air talent offset partially by cost reduction initiatives implemented in the second quarter of 2001.

     Corporate Overhead Expenses. Our corporate overhead expenses for the second quarter of 2001 were $5.0 million. This represented an decrease of $1.5 million, or 23%, compared to the second quarter of 2000. This decrease was primarily a result of one-time costs associated with the celebration of our 25th anniversary in the second quarter of 2000.

     Workforce Reduction Costs. As more fully described in Note 5 to the consolidated financial statements, we recorded a net charge of $2.4 million in the second quarter of 2001 consisting of termination benefits for employees whose positions were eliminated in connection with our company-wide cost reduction initiative, which included a senior management transition.

     EBITDA. Our EBITDA for the second quarter of 2001 was $6.4 million. This represented a decrease of $7.7 million, or 54%, compared to EBITDA of $14.1 million for the second quarter of 2000.

     Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $10.6 million for the second quarter of 2001. This represented an increase of $1.8 million, or 20%, compared to $8.8 million for the second quarter of 2000. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000, depreciation expense from the construction of a new operating facility for our radio broadcasting operations and our corporate technology group, and depreciation expense from our investment in our Digital CentralCasting system for our television broadcasting segment.

     Interest Expense. Our interest expense was $5.2 million for the second quarter of 2001. This represented an increase of $0.8 million, or 19%, compared to the second quarter of 2000. This increase primarily reflects interest expense in 2000 offset partially by interest income earned in the second quarter of 2000 on proceeds from the sale of our Florida outdoor advertising operations.

     Net Loss on Dispositions of Assets. As described in Note 6 to the consolidated financial statements, we recognized a net loss of $2.2 million on the disposal of radio broadcasting transmission facilities in the second quarter of 2001. For the second quarter of 2000, we recorded a net loss of $0.7 million due to adjustments to the gain on sales of our Florida outdoor advertising operations and television station KCBA in January 2000.

     Income Tax Expense. We recognized an income tax benefit of $4.4 million for the second quarter of 2001 based on our loss from continuing operations before income taxes of $11.6 million. For the second quarter of 2000, we recorded an income tax benefit of $0.2 million, based on our loss from continuing operations before income taxes of $0.5 million.

     Discontinued Operations. As more fully described in Note 3 to the consolidated financial statements, we recorded an after-tax gain of $90.8 million in the second quarter of 2001 on the sale of our discontinued sports & entertainment operations. In the second quarter of 2000, we recorded an after-tax loss of $2.0 million from our discontinued sports & entertainment operations.

     Net Income (Loss). Our net income was $83.7 million for the second quarter of 2001, compared to a net loss of $2.2 million for the second quarter of 2000. This increase was due primarily to the gain related to the sale of our discontinued sports & entertainment operations and the decrease in EBITDA described above.

Six Month Period Ended June 30, 2001 Compared With Six Month Period Ended June 30, 2000

     Net Revenue. Our net revenue for the six month period ended June 30, 2001 was $100.4 million. This represented a decrease of $6.3 million, or 6%, compared to $106.7 million for the six month period ended June 30, 2000. Changes in net revenue were as follows:

•	Outdoor Media. Our net revenue from our outdoor media segment for the first six months of 2001 decreased by $2.5 million, or 6%, compared to the first six months of 2000. This decrease resulted primarily from a decrease in national sales, particularly in the dot-com and automotive advertising categories. While our local sales were also impacted negatively by declines in dot-com advertising, they were largely replaced by increases in a variety of other advertising categories.

•	Television Broadcasting. Net revenue for the first six months of 2001 from our television broadcasting segment decreased by $0.3 million, or 1%, compared to the first six months of 2000. These results include television stations WETM and WBGH acquired in February 2000, WWTI in April 2000, KKFX in May 2000, and KGPE in August 2000. Excluding these transactions, net revenue for the first six months of 2001 from our television broadcasting segment decreased $5.4 million, or 12%, compared to the first six months of 2000. This decrease was due primarily to a decrease in gross sales from the political and automotive advertising categories. These declines impacted primarily our national sales. By contrast, our local sales remained flat compared to the prior year.

•	Radio Broadcasting. Net revenue for the first six months of 2001 from our radio broadcasting segment decreased by $3.6 million, or 25%, compared to the first six months of 2000. This decrease was due primarily to a decrease in both national and local sales and is consistent with industry trends. Approximately $2.1 million of this decline was from the dot-com and automotive advertising categories. In addition, net revenue was impacted negatively by a format change in the fourth quarter of 2000 of one of our FM stations. Recent market data indicates that this station has gained market share with its new format. However, this will likely not result in substantial revenue increases until the fourth quarter of 2001.

     Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead) for the first six months of 2001 were $83.7 million. This represented an increase of $9.4 million, or 13%, compared to $74.3 million for the first six months of 2000. Changes in segment operating expenses were as follows:

•	Outdoor Media. Operating expenses for the first six months of 2001 from our outdoor media segment increased by $0.9 million, or 4%, compared to the first quarter of 2000. This increase was due primarily to higher lease costs for our advertising structures, employee costs, and the acquisition of an outdoor advertising company in New Jersey on March 31, 2000. These increases were offset partially by cost reduction initiatives implemented in the second quarter of 2001.

•	Television Broadcasting. Operating expenses for the first six months of 2001 from our television broadcasting segment increased by $6.5 million, or 16%, compared to the first six months of 2000. This increase was due in part to the addition of stations WETM and WBGH in February 2000, WWTI in April 2000, KKFX in May 2000, and KGPE in August 2000. Excluding these transactions, operating expenses for the first six months of 2001 from our television broadcasting segment increased by $1.9 million, or 5%, compared to the first six months of 2000. This increase was due primarily to employee, programming, and fiber optic connection costs.

•	Radio Broadcasting. Operating expenses for the first six months of 2001 from our radio broadcasting segment increased by $1.3 million, or 14%, compared to the first six months of 2000. This increase was due primarily to increased costs of on-air talent and increased occupancy costs related to the radio broadcasting segment’s new operating facility.

     Corporate Overhead Expenses. Our corporate overhead expenses for the first six months of 2001 were $10.9 million. This represented a decrease of $1.0 million, or 8%, compared to the first six months of 2000. This decrease was a result primarily of one-time costs associated with celebrating our 25th anniversary in the second quarter of 2000.

     Workforce Reduction Costs. As more fully described in Note 5 to the consolidated financial statements, we recorded a net charge of $2.4 million in the second quarter of 2001 consisting of termination benefits for employees whose positions were eliminated in connection with a company-wide cost reduction initiative, which included a senior management transition.

     EBITDA. Our EBITDA for the first six months of 2001 was $3.5 million. This represented a decrease of $17.1 million, or 83%, compared to EBITDA of $20.6 million for the first six months of 2000.

     Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $21.5 million for the first six months of 2001. This represented an increase of $5.2 million, or 32%, compared to $16.3 million for the first six months of 2000. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000, depreciation expense from the construction of a new operating facility for our radio broadcasting operations and our corporate technology group, and depreciation expense from our investment in our Digital CentralCasting system for our television broadcasting segment.

     Interest Expense. Our interest expense was $14.7 million for the first six months of 2001. This represented an increase of $5.3 million, or 56%, compared to the first six months of 2000. This increase was due primarily to higher average debt balances during the first six months of 2001, which resulted primarily from borrowings to fund the acquisition of television station KGPE in the third quarter of 2000 and our funding of the operating losses associated with our discontinued sports & entertainment operations through April 2 2001. Our debt balances for the first six months of 2000 were lower due to the application of proceeds from the sale of our Florida outdoor advertising operations in January 2000.

In addition, we earned interest income in the first six months of 2000 on a portion of the funds received from the sale of our Florida outdoor advertising operations.

     Net (Gain) Loss on Dispositions of Assets. As described in Note 6 to the consolidated financial statements, we recognized a net loss of $2.2 million on the disposal of radio broadcasting transmission facilities in the first six months of 2001. We recognized a net gain of $280.6 million for the first six months of 2000 due to the sale of our Florida outdoor advertising operations and television station KCBA in California in January 2000.

     Income Tax Expense. We recognized an income tax benefit of $12.6 million for the first six months of 2001 based on our loss from continuing operations before income taxes of $35.0 million. For the first six months of 2000, we recorded an income tax expense of $110.3 million, primarily as a result of the gain on dispositions of assets.

     Discontinued Operations. As more fully described in Note 3 to the consolidated financial statements, we recorded an after-tax gain of $90.8 million for the first six months of 2001 on the sale of our discontinued sports & entertainment operations. For the first six months of 2000, we recorded an after-tax loss of $1.4 million from our discontinued sports & entertainment operations.

     Net Income. Our net income was $68.4 million for the first six months of 2001, compared to our net income of $163.0 million for the first six months of 2000. This decrease was due primarily to the gain related to the sales of our Florida outdoor advertising operations and television station KCBA in January 2000 and our discontinued sports & entertainment operations in April 2001, as well as the decreases in EBITDA described above.

Liquidity and Capital Resources

Cash used in operating activities was $21.3 million in the first six months of 2001 compared to $23.6 million in the first six months of 2000. Our working capital decreased from $15.1 million at December 31, 2000 to a deficit of $17.6 million at June 30, 2001. However, this is due primarily to an increase in income taxes payable of $43.9 million related to the gain on sale of our discontinued sports & entertainment operations.

     We expended $7.5 million for capital expenditures in the first six months of 2001, compared to $21.4 million in the corresponding period in 2000. Capital expenditures in the first six months of 2001 were primarily for equipment to complete our Digital CentralCasting implementation, automated news production systems and news sets, upgrades to our operating facilities for television station KGPE in Fresno, California and for outdoor advertising structures in Washington.

     For the periods presented, we financed our working capital and long-term liquidity needs, including for acquisitions and capital expenditures, primarily from proceeds from the sales of our Florida outdoor advertising operations and television station KCBA in January 2000, and our discontinued sports & entertainment operations in April 2001, and bank borrowings.

     To accommodate recent acquisitions, particularly KGPE (TV), and the timing of the sale of our sports & entertainment operations (as discussed in Note 3 to the Consolidated Financial Statements), we amended our 1999 Credit Agreement to provide waivers of compliance with, and to change the requirements of, certain restrictive covenants effective for the period of June 30, 2000 through April 15, 2001. On April 2, 2001, we utilized net proceeds from the sale of our sports & entertainment operations, aggregating approximately $192.0 million to repay fully the $51.3 million outstanding principal amount under the term loan facility of the 1999 Credit Agreement and the remaining $140.7 million of the net proceeds were used to reduce amounts outstanding under the revolving credit facility (“Revolver”) of the 1999 Credit Agreement. After this repayment, the total outstanding principal amount under the Revolver was $15.3 million. In conjunction with this repayment, total available borrowings under the Revolver were reduced to $75.0 million.

     On May 14, 2001, we executed a provisional waiver and standstill agreement with our lenders. Under this agreement, as amended, certain restrictive covenants and requirements of the 1999 Credit Agreement are waived through September 15, 2001. In addition, borrowings under the Revolver are limited to $26.3 million. We anticipate closing on a replacement credit facility by September 15, 2001. At June 30, 2001, the total outstanding principal under the revolver was $19.3 million.

     Under the 1999 Credit Agreement, we can choose to have interest calculated at rates based on either LIBOR or a base rate plus defined margins. As of June 30, 2001, the annual interest rate of borrowings under the 1999 Credit Agreement was approximately 7.86%.

     We have pledged substantially all of our subsidiaries’ outstanding stock and assets as collateral for amounts due under the 1999 Credit Agreement and our subsidiaries have guaranteed our obligations under both the 1999 Credit Agreement and the Indenture for the 9% Senior Subordinated Notes (“Indenture”). Thus, if we default under the 1999 Credit Agreement, the lenders may take direct action against our subsidiaries and may take possession of and sell some or substantially all of our subsidiaries or their assets.

     In addition, the 1999 Credit Agreement and the Indenture restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios. As of June 30, 2001, we were in compliance with, or had received waivers for, all such ratios and covenants.

     To address the slowing national economy and its effects on our revenue and liquidity, we have evaluated our current cost structure. All of our operating divisions and our corporate offices have identified and implemented measures to reduce operating expenses for the remainder of the year and into 2002. These cost reduction initiatives are designed to keep total operating expenses level with total 2000 operating expenses of approximately $181.0 million. However, if the magnitude and duration of the current national sales trends are greater than anticipated, our liquidity may be impacted negatively to the extent we are unable to offset such trends by increased local sales and further cost reductions.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for our fiscal year beginning January 1, 2002. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We expect the application of the nonamortization provisions of the Statement No. 142 to result in a decrease in amortization expense of between approximately $19.0 million to $26.0 million per year, depending on whether certain intangible assets are deemed to have indefinite lives. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There are no material changes in information about market risk that was provided in the Company’s Form 10-K for the year ended December 31, 2000.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on May 3, 2001.

(b)	The following directors were elected at the above meeting: Barry A. Ackerley, Gail A. Ackerley, Christopher H. Ackerley, Edward G. Ackerley, Deborah L. Bevier, Chris W. Birkeland, Kimberly A. Cleworth, Keith D. Grinstein, Michael T. Lennon and Michel C. Thielen.

(c)	The result of the vote for the directors was as follows:

Director	For	Against	Not Voted	Abstained

Barry A. Ackerley	131,651,918	703,091	2,061,419	-0-

Gail A. Ackerley	131,651,860	703,149	2,061,419	-0-

Christopher H. Ackerley	131,647,844	707,165	2,061,419	-0-

Edward G. Ackerley	131,649,986	705,023	2,061,419	-0-

Deborah L. Bevier	131,978,143	376,866	2,061,419	-0-

Chris W. Birkeland	131,979,443	375,566	2,061,419	-0-

Kimberly A. Cleworth	131,952,481	402,528	2,061,419	-0-

Keith D. Grinstein	131,977,443	377,566	2,061,419	-0-

Michael T. Lennon	131,954,923	400,086	2,061,419	-0-

Michel C. Thielen	131,981,027	373,982	2,061,419	-0-

(d)	The shareholders approved an amendment to the Company’s Fourth Amended and Restated Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 1,500,000 to 2,000,000 shares. The result of the vote adopting the Plan was as follows: 131,133,648 for; 1,216,184 against; 5,177 abstained; and 2,061,419 shares not voted.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Retirement Agreement dated July 24, 2001 with Denis Curley.

10.2	Consulting Agreement dated July 24, 2001 with Denis Curley.
10.3	First Amendment to Provisional Waiver and Standstill Agreement dated August 14, 2001.

(b)	Reports on Form 8-K:

(1)	Current Report on Form 8-K, filed April 16, 2001, relating to the sale of substantially all of the assets of our sports & entertainment operations, consisting principally of the Seattle Supersonics NBA franchise, our interests in the WNBA Seattle Storm, and the assets of Full House Sports & Entertainment. The sale was for $200.0 million plus the assumption of certain liabilities.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ACKERLEY GROUP, INC.

DATED: August 14, 2001	By:	/s/ Kevin E. Hylton

Kevin E. Hylton Senior Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibits	Description

10.1	Retirement Agreement dated July 24, 2001 with Denis Curley.

10.2	Consulting Agreement dated July 24, 2001 with Denis Curley.
10.3	First Amendment to Provisional Waiver and Standstill Agreement dated August 14, 2001.