Form 10-Q
period 2001-09-30
ACKERLEY GROUP INC
filed 2001-11-14
CIK 319120

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
Under
SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
OR

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

YES               NO

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 1, 2001

Common Stock, $.01 par value	24,078,472 shares

Class B Common Stock, $.01 par value	11,020,622 shares

		Page

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2001 AND DECEMBER 31, 2000	1

	CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000	2

	CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000	3

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	18

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	19

	SIGNATURES	20

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

THE ACKERLEY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2001	2000

	(In thousands)
Current assets:

Cash and cash equivalents	$6,787	$4,687

Restricted cash	54,000	—

Accounts receivable, net of allowance	41,038	60,742

Current portion of broadcast rights	10,431	9,023

Prepaid expenses	5,909	14,345

Deferred tax asset	2,383	1,619

Other current assets	3,347	6,879

Total current assets	123,895	97,295

Property and equipment, net	127,867	170,473

Goodwill, net	198,083	210,961

Other intangibles, net	134,225	142,171

Investment in affiliates	21,005	19,896

Other assets	22,874	26,511

Total assets	$627,949	$667,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,210	$7,426

Accrued interest	3,888	8,950

Accrued wages and commissions	2,074	6,398

Other accrued liabilities	11,675	21,199

Income taxes payable	37,380	396

Deferred revenue	797	19,022

Current portion of broadcast obligations	10,290	9,564

Current portion of long-term debt	1,547	9,232

Total current liabilities	71,861	82,187

Long-term debt, less current portion	289,336	385,439

Other long-term liabilities	30,107	23,701

Total liabilities	391,304	491,327

Stockholders’ equity:

Common stock, par value $.01 per share—authorized 50,000,000 shares; issued September 30, 2001 – 25,453,418 and December 1, 2000 – 25,342,929 shares; and outstanding September 30, 2001 – 24,078,472 and December 31, 2000 – 23,967,983 shares	254	253

Class B common stock, par value $.01 per share—authorized 11,406,510 shares; issued and outstanding September 30, 2001 – 11,020,622 and December 31, 2000 – 11,051,200 shares	110	111

Capital in excess of par value	58,862	57,967

Retained earnings	187,508	127,738

Less common stock in treasury, at cost	(10,089)	(10,089)

Total stockholders’ equity	236,645	175,980

Total liabilities and stockholders’ equity	$627,949	$667,307

See Notes to Consolidated Financial Statements

THE ACKERLEY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Month		For the Nine Month
	Periods Ended September 30,		Periods Ended September 30,

	2001	2000	2001	2000

	(In thousands, except per share amounts)
Revenue	$56,230	$67,193	$172,930	$192,430

Less agency commissions and discounts	(7,741)	(9,650)	(24,002)	(28,140)

Net revenue	48,489	57,543	148,928	164,290

Expenses (other income):

Operating expenses	41,739	46,332	136,310	132,493

Workforce reduction costs	4	—	2,435	—

Amortization expense	6,561	6,037	19,711	15,857

Depreciation expense	3,889	3,331	12,205	9,854

Interest expense, net	5,925	7,011	20,646	16,424

Net (gain) loss on dispositions of assets	(12)	467	2,198	(280,166)

Other	255	163	305	871

Total expenses (other income)	58,361	63,341	193,810	(104,667)

Income (loss) from continuing operations before income taxes and extraordinary item	(9,872)	(5,798)	(44,882)	268,957

Income tax expense (benefit)	(1,975)	(2,447)	(14,613)	107,897

Income (loss) from continuing operations before extraordinary item	(7,897)	(3,351)	(30,269)	161,060

Discontinued operations Loss from discontinued operations, net of taxes	—	(2,887)	—	(4,285)

Gain on disposal of discontinued operations, net of taxes	1,881	—	92,689	—

Extraordinary items: loss on debt extinguishment, net of taxes, and merger costs	(2,650)	—	(2,650)	—

Net income (loss)	$(8,666)	$(6,238)	$59,770	$156,775

Earnings per Common Share:

Income (loss) from continuing operations	$(.22)	$(.10)	$(.86)	$4.60

Loss from discontinued operations	—	(.08)	—	(.12)

Gain on disposal of discontinued operations	.05	—	2.64	—

Extraordinary items: loss on debt extinguishment and merger costs	(.08)	—	(.08)	—

Net income (loss)	$(.25)	$(.18)	$1.70	$4.48

Earnings per Common Share – Assuming Dilution:

Income (loss) from continuing operations	$(.22)	$(.10)	$(.86)	$4.58

Loss from discontinued operations	—	(.08)	—	(.12)

Gain on disposal of discontinued operations	.05	—	2.64	—

Extraordinary items: loss on debt extinguishment and merger costs	(.08)	—	(.08)	—

Net income (loss) assuming dilution	$(.25)	$(.18)	$1.70	$4.46

Dividends per common share	$—	$—	$—	$.02

Dividends per common share, diluted	$—	$—	$—	$.02

Weighted average number of common shares	35,098	35,012	35,073	34,985

Weighted average number of common shares – diluted	35,098	35,012	35,073	35,124

See Notes to Consolidated Financial Statements

THE ACKERLEY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Month
	Periods Ended September 30,

	2001	2000

	(In thousands)
Cash flows from operating activities:

Net income	$59,770	$156,775

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	32,372	27,668

Net (gain) loss on dispositions of assets	2,198	(280,166)

Amortization of broadcast rights	8,457	6,681

Deferred tax expense	4,389	12,251

Stock compensation expense	305	70

Equity in losses of affiliates	—	801

Amortization of deferred financing costs	1,876	1,414

Income from barter transactions, net	(1,706)	(933)

Amortization of deferred gain on termination of interest rate swap agreements	(2,696)	(669)

Gain on disposal of discontinued operation, net of taxes	(92,689)	—

Extraordinary item: loss on debt extinguishment, net of taxes	1,613	—

Change in assets and liabilities:

Accounts receivable	6,377	1,455

Prepaid expenses	5,712	(3,685)

Other current assets and other assets	(5,838)	226

Accounts payable, accrued interest, and accrued wages and commissions	(12,640)	(11,463)

Other accrued liabilities, income taxes payable, and other long-term liabilities	(13,468)	27,134

Deferred revenues	(12,908)	3,879

Broadcast obligations	(8,920)	(8,094)

Net cash used in operating activities	(27,796)	(66,656)

Cash flows from investing activities:

Proceeds from dispositions of assets	196,347	306,986

Payments for acquisitions	—	(145,363)

Capital expenditures	(8,358)	(29,139)

Payments for investments	(1,050)	(17,709)

Net cash provided by investing activities	186,939	114,775

Cash flows from financing activities:

Borrowings under credit agreements	142,400	152,000

Payments under credit agreements	(242,308)	(196,496)

Payments of deferred financing costs	(3,473)	(487)

Payments under capital lease obligation	(252)	(1,766)

Dividends paid	—	(700)

Proceeds from employee stock purchase plan	590	447

Net cash used in financing activities	(103,043)	(47,002)

Net increase in cash and cash equivalents	56,100	1,117

Cash and cash equivalents at beginning of period	4,687	2,808

Cash and cash equivalents at end of period	$60,787	$3,925

Supplemental cash flow information:

Interest paid, net of capitalized interest	$27,172	$24,928

Income taxes paid, net	$300	$40,205

Noncash transactions:

Broadcast rights acquired and broadcast obligations assumed	$11,771	$9,774

Property and equipment acquired through barter	$322	$271

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, providing a single accounting model for long-lived assets to be disposed of. In addition, Statement No. 144 amends certain provisions of Accounting Principles Board Opinion No. 30 with respect to the accounting for discontinued operations. The impact of the statement is currently being studied, and the effect of the new statement on the financial statements has not yet been determined.

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

         Operating results of the discontinued sports & entertainment operations are as follows (in thousands):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30		September 30

	2001	2000	2001	2000

Loss from discontinued operations	$—	$(4,995)	$—	$(7,665)

Gain on disposal of discontinued operations	2,894	—	142,599	—

Income tax (expense) benefit	(1,013)	2,108	(49,910)	3,380

Net income (loss) from discontinued operations	$1,881	$(2,887)	$92,689	$(4,285)

Net revenue included in loss from discontinued operations	$—	$3,952	$—	$52,957

Interest expense included in loss from discontinued operations	$—	$584	$—	$1,732

         The loss from operations of the sports & entertainment operations from the measurement date through September 30, 2001 was $10.6 million, which included $43.8 million in net revenue. Included in these totals is a loss of $4.5 million and net revenue of $35.4 million for the first quarter of 2001 and a loss of $3.1 million for the second quarter of 2001. There was no net revenue for the second or third quarters of 2001. These losses from operations were recognized in the second quarter of 2001 as a reduction of the combined net gain from the Sonics Sale and the sale of the Boeing 727 aircraft.

         Interest expense included in discontinued operations is comprised of interest on obligations related to the assets sold as well as interest allocated to the sports & entertainment operations. Such interest was allocated based on the Company’s incremental borrowing rate applied to the initial acquisition price of the Seattle SuperSonics franchise.

NOTE 4.   DEBT

         To accommodate recent acquisitions, particularly KGPE (TV), and the timing of the sale of the sports & entertainment operations (as discussed in Note 3 to the Consolidated Financial Statements), the Company amended its 1999 Credit Agreement to provide waivers of compliance with, and to change the requirements of, certain restrictive covenants effective for the period from June 30, 2000 through April 15, 2001. On April 2, 2001, the Company utilized net proceeds from the sale of its sports & entertainment operations, aggregating approximately $192.0 million, to repay fully the $51.3 million outstanding principal amount under the term loan facility of the 1999 Credit Agreement and the remaining $140.7 million of the net proceeds were used to reduce amounts outstanding under the revolving credit facility (Revolver) of the 1999 Credit Agreement. After this repayment, the total outstanding principal amount under the Revolver was $15.3 million. In conjunction with this repayment, total available borrowings under the Revolver were reduced to $75.0 million.

         On May 14, 2001, the Company executed a provisional waiver and standstill agreement with its lenders. Under this agreement, as subsequently amended, certain restrictive covenants and requirements of the 1999 Credit Agreement were waived through September 15, 2001. In addition, borrowings under the Revolver were limited to $26.3 million.

         On September 7, 2001, the Company replaced its 1999 Credit Agreement with a new $120.0 million credit agreement (the “2001 Credit Agreement”), consisting of a $100.0 million term loan (the “2001 Term Loan”) and a $20.0 million revolving credit facility (the “2001 Revolver”). The 2001 Revolver includes up to $5.0 million in standby letters of credit. The transaction resulted in a charge of $1.6 million, net of applicable taxes of $0.9 million consisting of the write-off of deferred financing costs.

         At closing, $54.0 million of the 2001 Term Loan was placed in escrow, of which $45.0 million will be used to fund the Company’s estimated federal income tax payments due in October and December of 2001. The remaining $9.0 million will be used to fund the Company’s interest payment on its senior subordinated notes due in January 2002. The $54.0 million is classified as restricted cash on the consolidated balance sheet.

         Principal payments under the 2001 Term Loan are due in quarterly installments of $250,000 each for the period commencing on December 31, 2001 and ending on September 30, 2005, and $24.0 million each for the period commencing on December 31, 2005 and ending on August 31, 2006. Any outstanding borrowings under the 2001 Revolver will be due on August 31, 2004. In order to remain compliant with certain financial covenants, at September 30, 2001, the Company had prepaid $8.5 million of the 2001 Term Loan so that outstanding borrowings were $91.5 million. There were no outstanding borrowings under the 2001 Revolver.

         The Company can choose to have interest calculated at rates based on either LIBOR or a base rate plus defined margins. The interest rate applicable to the 2001 Revolver will be subject to certain reductions based on the Company’s interest coverage ratio. Commitment fees on the unused portion of the 2001 Revolver are payable quarterly at an annual rate of 1.5%.

NOTE 5.   WORKFORCE REDUCTION COSTS

         In the second quarter of 2001, the Company implemented a cost reduction initiative in all of its business segments and the corporate office, including a senior management transition, in order to mitigate decreases in national advertising revenue due to the slowing national economy. The Company recorded a charge of $2.4 million in the second quarter consisting of termination benefits for employees whose positions were eliminated in connection with the cost reduction initiative. Seventy-five positions representing a wide variety of functions across all business segments and the corporate office have been eliminated. As of September 30, 2001, all of the termination benefits had been paid and charged to the workforce reduction accrual.

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

NOTE 7.   RELATED PARTY TRANSACTION

         Included in other accrued liabilities is an advance of $500,000 made to the Company in the second quarter of 2001 by a company owned by certain officers and directors to fund an investment. The Company expects to repay this advance in the fourth quarter of 2001, together with accrued interest, out of available cash.

NOTE 8.   SUBSEQUENT EVENT

         On October 5, 2001, the Company entered into a merger agreement (the “Merger Agreement”) with Clear Channel Communications, Inc. (“Clear Channel”). Under the terms of the Merger Agreement, each share of the common stock and the Class B common stock of Ackerley will be converted into the right to receive 0.35 of a share of the common stock of Clear Channel. The transaction is generally intended to be tax-free to the Company’s stockholders. The transaction, which is expected to be consummated in the first half of 2002, is subject to the approval of the Company’s stockholders, and customary regulatory approvals and closing conditions. The Company incurred approximately $1.0 million of expenses related to this transaction in the third quarter of 2001. These costs are reflected on the consolidated statements of operations as an extraordinary item. In order to remain compliant with certain financial covenants in the 2001 Credit Agreement, the Company has obtained a waiver allowing it to exclude these merger costs in determining compliance with such financial covenants for the periods ending September 30, 2001 and December 31, 2001.

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

         Selected financial information for these segments for the three and nine month periods ended September 30, 2001 and 2000 is presented as follows:

	Outdoor	Television	Radio	Interactive
	Media	Broadcasting	Broadcasting	Media	Consolidated

			(in thousands)
Three Month Period Ended September 30, 2001:

Net revenue	$19,534	$22,169	$6,716	$70	$48,489

Segment operating expenses	(11,401)	(21,738)	(5,017)	(280)	(38,436)

Segment Operating Cash Flow	$8,133	$431	$1,699	$(210)	$10,053

Segment assets	$102,128	$374,866	$56,857	$1,483	$535,334

Capital expenditures	$—	$774	$39	$44	$857

Three Month Period Ended September 30, 2000:

Net revenue	$24,741	$25,602	$7,200	$—	$57,543

Segment operating expenses	(13,041)	(22,405)	(5,079)	(70)	(40,595)

Segment Operating Cash Flow	$11,700	$3,197	$2,121	$(70)	$16,948

Segment assets	$111,953	$369,265	$57,178	$745	$539,141

Capital expenditures	$1,266	$3,487	$112	$515	$5,380

         A reconciliation from the segment information to the consolidated balances for Segment Operating Cash Flow, segment assets, and segment capital expenditures is set forth below:

	Three Month Periods Ended
	September 30,
	2001	2000

	(in thousands)
Segment Operating Cash Flow	$10,053	$16,948

Corporate overhead	(3,303)	(5,737)

Workforce reduction costs	(4)	—

EBITDA	6,746	11,211

Depreciation and amortization	(10,450)	(9,368)

Interest expense, net	(5,925)	(7,011)

Net gain (loss) on dispositions of assets	12	(467)

Other	(255)	(163)

Loss from continuing operations before income taxes and extraordinary item	$(9,872)	$(5,798)

Segment assets	$535,334	$539,141

Corporate assets	91,398	62,356

Assets of discontinued operations	1,217	60,565

	Three Months Periods Ended
	September 30,
	2001	2000

	(in thousands)
Consolidated total assets	$627,949	$662,062

Segment capital expenditures	$857	$5,380

Corporate capital expenditures	10	1,830

Capital expenditures of discontinued operations	—	510

Consolidated capital expenditures	$867	$7,720

	Outdoor	Television	Radio	Interactive
	Media	Broadcasting	Broadcasting	Media	Consolidated

			(in thousands)
Nine Month Period Ended September 30, 2001:

Net revenue	$60,042	$71,572	$17,162	$152	$148,928

Segment operating expenses	(37,206)	(68,445)	(15,439)	(1,043)	(122,133)

Segment Operating Cash Flow	$22,836	$3,127	$1,723	$(891)	$26,795

Segment assets	$102,128	$374,866	$56,857	$1,483	$535,334

Capital expenditures	$1,298	$4,403	$524	$584	$6,809

Nine Month Period Ended September 30, 2000:

Net revenue	$67,784	$75,293	$21,213	$—	$164,290

Segment operating expenses	(37,911)	(62,659)	(14,234)	(70)	(114,874)

Segment Operating Cash Flow	$29,873	$12,634	$6,979	$(70)	$49,416

Segment assets	$111,953	$369,265	$57,178	$745	$539,141

Capital expenditures	$3,610	$9,303	$702	$625	$14,240

         A reconciliation from the segment information to the consolidated balances for Segment Operating Cash Flow, segment assets, and segment capital expenditures is set forth below:

	Nine Month Periods Ended
	September 30,
	2001	2000

	(in thousands)
Segment Operating Cash Flow	$26,795	$49,416

Corporate overhead	(14,177)	(17,619)

Workforce reduction costs	(2,435)	—

EBITDA	10,183	31,797

Depreciation and amortization	(31,916)	(25,711)

Interest expense, net	(20,646)	(16,424)

Net gain (loss) on dispositions of assets	(2,198)	280,166

Other	(305)	(871)

Income (loss) from continuing operations before income taxes and extraordinary item	$(44,882)	$268,957

Segment assets	$535,334	$539,141

Corporate assets	91,398	62,356

Assets of discontinued operations	1,217	60,565

Consolidated total assets	$627,949	$662,062

Segment capital expenditures	$6,809	$14,240

Corporate capital expenditures	468	13,891

Capital expenditures of discontinued operations	1,081	1,008

Consolidated capital expenditures	$8,358	$29,139

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We reported net income of $59.8 million for the first nine months of 2001, compared to net income of $156.8 million for the first nine months of 2000. Our net income for 2001 includes a pre-tax gain on sale of our discontinued sports & entertainment operations of $142.6 million, a loss on debt extinguishment of $1.6 million, net of taxes, and $1.0 million of costs associated with the merger with Clear Channel, discussed below. Our net income for 2000 includes a net pre-tax gain on dispositions of assets of $280.2 million and a loss from discontinued operations of $4.3 million, net of taxes. Net revenue for the first nine months of 2001 decreased over the same period last year by $15.4 million, or 9%, while our EBITDA (as defined below) decreased by $21.6 million to $10.2 million.

         On October 5, 2001, we entered into a merger agreement (the “Merger Agreement”) with Clear Channel Communications, Inc. (“Clear Channel”). Under the terms of the Merger Agreement, each share of our common stock and our Class B common stock will be converted into the right to receive 0.35 of a share of the common stock of Clear Channel. The transaction is generally intended to be tax-free to our stockholders. The transaction, which we expect to be consummated in the first half of 2002, is subject to the approval of our stockholders, and customary regulatory approvals and closing conditions.

         In April 2001, we sold our sports & entertainment operations for $200.0 million in cash and the assumption of certain liabilities. We recorded a gain on the transaction of $92.7 million, net of taxes. Accordingly, our sports & entertainment operations are reflected in our financial statements as a discontinued operation for all periods presented. This transaction is discussed more fully in Note 3 to the Consolidated Financial Statements.

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

Results of Operations

         The following tables set forth certain historical financial and operating data for the three and nine month periods ended September 30, 2001 and 2000, including net revenue, operating expenses, and Segment Operating Cash Flow information by segment:

	Three Month Periods Ended September 30,

	2001		2000

	(Dollars in thousands)
		As % of		As % of
	Amount	Net Revenue	Amount	Net Revenue

Net revenue	$48,489	100.0%	$57,543	100.0%

Segment operating expenses	38,436	79.3%	40,595	70.5%

Corporate overhead	3,303	6.8%	5,737	10.0%

Workforce reduction costs	4	—	—	—

Total operating expenses	41,743	86.1%	46,332	80.5%

EBITDA	6,746	13.9%	11,211	19.5%

Other expenses (income):

Depreciation and amortization expense	10,450	21.6%	9,368	16.3%

Interest expense	5,925	12.2%	7,011	12.2%

Loss (gain) on dispositions of assets	(12)	—	467	0.8%

Other	255	.5%	163	0.3%

Total other expenses	16,618	34.3%	17,009	29.6%

Loss from continuing operations before income taxes and extraordinary items	(9,872)	(20.4)%	(5,798)	(10.1)%

Income tax benefit	(1,975)	(4.1)%	(2,447)	(4.3)%

Loss from continuing operations before extraordinary items	(7,897)	(16.3%)	(3,351)	(5.8)%

Loss from discontinued operations, net of tax	—		(2,887)	(5.0)%

Gain on disposal of discontinued operations, net of tax	1,881	3.9%	—	—

Extraordinary items	(2,650)	(5.5)%	—	—

Net loss	$(8,666)	(17.9)%	$(6,238)	(10.8)%

	Nine Month Periods Ended September 30,

	2001		2000

	(Dollars in thousands)
		As % of		As % of
	Amount	Net Revenue	Amount	Net Revenue

Net revenue	$148,928	100.0%	$164,290	100.0%

Segment operating expenses	122,133	82.0%	114,874	69.9%

Corporate overhead	14,177	9.5%	17,619	10.7%

Workforce reduction costs	2,435	1.6%	—	—

Total operating expenses	138,745	93.1%	132,493	80.6%

EBITDA	10,183	6.8%	31,797	19.4%

Other expenses (income):

Depreciation and amortization expense	31,916	21.4%	25,711	15.7%

Interest expense	20,646	13.9%	16,424	10.0%

Net (gain) loss on dispositions of assets	2,198	1.5%	(280,166)	(170.5)%

	Nine Month Periods Ended September 30,

	2001		2000

	(Dollars in thousands)
		As % of		As % of
	Amount	Net Revenue	Amount	Net Revenue

Other	305	0.2%	871	0.5%

Total other expenses (income)	55,065	37.0%	(237,160)	(144.3)%

Income (loss) from continuing operations before income tax and extraordinary items	(44,882)	(30.1)%	268,957	163.7%

Income tax expense (benefit)	(14,613)	(9.8)%	107,897	65.7%

Income (loss) from continuing operations before extraordinary items	(30,269)	(20.3)%	161,060	98. %

Loss from discontinued operations, net of tax	—	—	(4,285)	(2.6)

Gain on disposal of discontinued operations, net of tax	92,689	62.2%	—	—

Extraordinary items	(2,650)	(1.8)%	—	—

Net income	$59,770	40.1%	$156,775	95.4%

	Three Month Periods Ended		Nine Month Periods Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Dollars in Thousands)		(Dollars in Thousands)
Net revenue:

Outdoor media	$19,534	$24,741	$60,042	$67,784

Television broadcasting	22,169	25,602	71,572	75,293

Radio broadcasting	6,716	7,200	17,162	21,213

Interactive media	70	—	152	—

Total net revenue	$48,489	$57,543	$148,928	$164,290

Segment operating expenses:

Outdoor media	$11,401	$13,041	$37,206	$37,911

Television broadcasting	21,738	22,405	68,445	62,659

Radio broadcasting	5,017	5,079	15,439	14,234

Interactive media	280	70	1,043	70

Total segment operating expenses	$38,436	$40,595	$122,133	$114,874

Segment Operating Cash Flow and EBITDA:

Outdoor media	$8,133	$11,700	$22,836	$29,873

Television broadcasting	431	3,197	3,127	12,634

Radio broadcasting	1,699	2,121	1,723	6,979

Interactive media	(210)	(70)	(891)	(70)

Total Segment Operating Cash Flow	10,053	16,948	26,795	49,416

Corporate overhead	(3,303)	(5,737)	(14,177)	(17,619)

Workforce reduction costs	(4)	—	(2,435)	—

Total EBITDA	$6,746	$11,211	$10,183	$31,797

	Three Month Periods Ended		Nine Month Periods Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Dollars in Thousands)		(Dollars in Thousands)
Change in net revenue from prior periods:

Outdoor media	(21.0)%	(5.8)%	(11.4)%	(5.9)%

Television broadcasting	(13.4)%	27.8%	(4.9)%	30.4%

Radio broadcasting	(6.7)%	(7.0)%	(19.1)%	6.6%

Interactive media	100.0%	—	100.0%	—

Change in total net revenue	(15.7)%	6.5%	(9.4)%	9.8%

Segment operating expenses as a % of segment net revenue:

Outdoor media	58.4%	52.7%	62.0%	55.9%

Television broadcasting	98.1%	87.5%	95.6%	83.2%

Radio broadcasting	74.7%	70.5%	90.0%	67.1%

Interactive media	400.0%	—	686.2%	—

Total segment operating expenses as a % of total net revenue	79.3%	70.5%	82.0%	69.9%

Segment Operating Cash Flow as a % of segment net revenue:

Outdoor media	41.6%	47.3%	38.0%	44.1%

Television broadcasting	1.9%	12.5%	4.4%	16.8%

Radio broadcasting	25.3%	29.5%	10.0%	32.9%

Interactive media	(300.0)%	—	(586.2)%	—

Total Segment Operating Cash Flow as a % of total net revenue	20.7%	29.5%	18.0%	30.1%

EBITDA as a % of total net revenue	13.9%	19.5%	6.8%	19.4%

Three Month Period Ended September 30, 2001 Compared With Three Month Period Ended September 30, 2000

         Net Revenue. Our net revenue for the third quarter of 2001 was $48.5 million. This represented a decrease of $9.0 million, or 16%, compared to $57.5 million in the third quarter of 2000. Changes in net revenue were as follows:

•	Outdoor Media. Our net revenue from our outdoor media segment for the third quarter of 2001 decreased by $5.2 million, or 21%, compared to the third quarter of 2000. This decrease resulted primarily from a decrease in national sales, particularly in the dot-com and automotive advertising categories. While our local sales were also impacted negatively by declines in dot-com advertising, they were largely replaced by increases in a variety of other advertising categories.

•	Television Broadcasting. Net revenue for the third quarter of 2001 from our television broadcasting segment decreased by $3.4 million, or 13%, compared to the third quarter of 2000. This decrease was due mainly to a decline in national advertising revenue, particularly in the political and automotive advertising categories.

•	Radio Broadcasting. Net revenue for the third quarter of 2001 from our radio broadcasting segment decreased by $0.5 million, or 7%, compared to the third quarter of 2000. This decrease was due primarily to a decrease in national sales, particularly in the dot-com advertising category, and is consistent with industry trends.

         Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead and workforce reduction costs) for the third quarter of 2001 were $38.4 million. This represented a decrease of $2.2 million, or 5%, compared to $40.6 million for the third quarter of 2000. Changes in segment operating expenses were as follows:

•	Outdoor Media. Operating expenses for the third quarter of 2001 from our outdoor media segment decreased by $1.6 million, or 12%, compared to the third quarter of 2000 as we implemented cost reduction initiatives in the second quarter of 2001.

•	Television Broadcasting. Operating expenses for the third quarter of 2001 from our television broadcasting segment decreased by $0.7 million, or 3%, compared to the third quarter of 2000. This decrease was due primarily to cost reduction initiatives implemented in the second quarter of 2001 offset partially by increased fiber optic connection costs.

•	Radio Broadcasting. Operating expenses for the third quarter of 2001 from our radio broadcasting segment decreased by $0.1 million, or 1%, compared to the third quarter of 2000. This decrease was due primarily to cost reduction initiatives implemented in the second quarter of 2001 offset partially by increased costs of on-air talent and facilities costs.

         Corporate Overhead Expenses. Our corporate overhead expenses for the third quarter of 2001 were $3.3 million. This represented a decrease of $2.4 million, or 42%, compared to the third quarter of 2000. This decrease was a result primarily of cost reduction initiatives implemented in the second quarter of 2001.

         EBITDA. Our EBITDA for the third quarter of 2001 was $6.7 million. This represented a decrease of $4.5 million, or 40%, compared to EBITDA of $11.2 million for the third quarter of 2000.

         Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $10.5 million for the third quarter of 2001. This represented an increase of $1.1 million, or 12%, compared to $9.4 million for the third quarter of 2000. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000, depreciation expense from the construction of a new operating facility for our radio broadcasting operations and our corporate technology group, and depreciation expense from our investment in our Digital CentralCasting and automated news production systems for our television broadcasting segment.

         Interest Expense, net. Our interest expense was $5.9 million for the third quarter of 2001. This represented a decrease of $1.1 million, or 16%, compared to the third quarter of 2000. This decrease primarily reflects lower average debt balances and interest rates in the third quarter of 2001 compared to the third quarter of 2000.

         Net Loss on Dispositions of Assets. For the third quarter of 2000, we recorded a net loss of $0.5 million due to adjustments to the gain on sale of our Florida outdoor advertising operations in January 2000.

         Income Tax Expense. We recognized an income tax benefit of $2.0 million for the third quarter of 2001 based on our loss from continuing operations before income taxes of $9.9 million. For the third quarter of 2000, we recorded an income tax benefit of $2.5 million, based on our loss from continuing operations before income taxes of $5.8 million.

         Discontinued Operations. As more fully described in Note 3 to the consolidated financial statements, we recorded an after-tax gain of $1.9 million in the third quarter of 2001 on the sale of our discontinued sports & entertainment operations. In the third quarter of 2000, we recorded an after-tax loss of $2.9 million from our discontinued sports & entertainment operations.

         Extraordinary Items. We recorded a charge of $1.6 million net of taxes in the third quarter of 2001 for the write-off of deferred financing costs in connection with the replacement of our bank credit facilities. In addition, we recorded $1.0 million of costs associated with our pending merger with Clear Channel in the third quarter of 2001. These merger costs are not deductible for tax purposes. There were no such charges in the third quarter of 2000.

         Net Loss. Our net loss was $8.7 million for the third quarter of 2001, compared to $6.2 million for the third quarter of 2000. This increase was due primarily to the extraordinary items described above.

Nine Month Period Ended September 30, 2001 Compared With Nine Month Period Ended September 30, 2000

         Net Revenue. Our net revenue for the nine month period ended September 30, 2001 was $148.9 million. This represented a decrease of $15.4 million, or 9% compared to $164.3 million for the nine month period ended September 30, 2000. Changes in net revenue were as follows:

•	Outdoor Media. Our net revenue from our outdoor media segment for the first nine months of 2001 decreased by $7.8 million, or 12%, compared to the first nine months of 2000. This decrease resulted primarily from a decrease in national sales, particularly in the dot-com and automotive advertising categories. While our local sales were also impacted negatively by declines in dot-com advertising, they were largely replaced by increases in a variety of other advertising categories.

•	Television Broadcasting. Net revenue for the first nine months of 2001 from our television broadcasting segment decreased by $3.7 million, or 5%, compared to the first nine months of 2000. These results include television stations WETM and WBGH acquired in February 2000, WWTI in April 2000, KKFX in May 2000, and KGPE in August 2000. Excluding these transactions, net revenue for the first nine months of 2001 from our television broadcasting segment decreased $8.9 million, or 13%, compared to the first nine months of 2000. This decrease was due primarily to a decrease in national sales, particularly in the political and automotive advertising categories.

•	Radio Broadcasting. Net revenue for the first nine months of 2001 from our radio broadcasting segment decreased by $4.0 million, or 19%, compared to the first nine months of 2000. This decrease was due primarily to a decrease in both national and local sales, particularly in the dot-com and automotive advertising categories, and is consistent with industry trends. In addition, net revenue was impacted negatively by a format change in the fourth quarter of 2000 of one of our FM stations. Recent market data indicates that this station has gained market share with its new format.

         Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead and workforce reduction costs) for the first nine months of 2001 were $122.1 million. This represented an increase of $7.2 million, or 6%, compared to $114.9 million for the first nine months of 2000. Changes in segment operating expenses were as follows:

•	Outdoor Media. Operating expenses for the first nine months of 2001 from our outdoor media segment decreased by $0.7 million, or 2%, compared to the first nine months of 2000. This decrease was due primarily to cost reduction initiatives implemented in the second quarter of 2001.

•	Television Broadcasting. Operating expenses for the first nine months of 2001 from our television broadcasting segment increased by $5.8 million, or 9%, compared to the first nine months of 2000. This increase was due in part to the addition of stations WETM and WBGH in February 2000, WWTI in April 2000, KKFX in May 2000, and KGPE in August 2000. Excluding these transactions, operating expenses for the first nine months of 2001 from our television broadcasting segment increased by $1.2 million, or 2%, compared to the first nine months of 2000. This increase was due primarily to employee, programming, and fiber optic connection costs, offset partially by cost reduction initiatives implemented in the second quarter of 2001.

•	Radio Broadcasting. Operating expenses for the first nine months of 2001 from our radio broadcasting segment increased by $1.2 million, or 8%, compared to the first nine months of 2000. This increase was due primarily to increased costs of on-air talent and increased occupancy costs related to the radio broadcasting segment’s new operating facility.

         Corporate Overhead Expenses. Our corporate overhead expenses for the first nine months of 2001 were $14.2 million. This represented a decrease of $3.4 million, or 19%, compared to the first nine months of 2000. This decrease was a result primarily of cost reduction initiatives implemented in the second quarter of 2001 and one-time costs associated with celebrating our 25th anniversary in the second quarter of 2000.

         Workforce Reduction Costs. As more fully described in Note 5 to the consolidated financial statements, we recorded a net charge of $2.4 million in the second quarter of 2001 consisting of termination benefits for employees whose positions were eliminated in connection with a company-wide cost reduction initiative, which included a senior management transition.

         EBITDA. Our EBITDA for the first nine months of 2001 was $10.2 million. This represented a decrease of $21.6 million, or 68%, compared to EBITDA of $31.8 million for the first nine months of 2000.

         Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $31.9 million for the first nine months of 2001. This represented an increase of $6.2 million, or 24%, compared to $25.7 million for the first nine months of 2000. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000, depreciation expense from the construction of a new operating facility for our radio broadcasting operations and our corporate technology group, and depreciation expense from our investment in our Digital CentralCasting and automated news production systems for our television broadcasting segment.

         Interest Expense, net. Our interest expense was $20.6 million for the first nine months of 2001. This represented an increase of $4.2 million, or 26%, compared to the first nine months of 2000. This increase was due primarily to higher average debt balances during the first nine months of 2001, which resulted primarily from borrowings to fund the acquisition of television station KGPE in the third quarter of 2000 and our funding of the operating losses associated with our discontinued sports & entertainment operations through April 2, 2001. Our debt balances for the first nine months of 2000 were lower due to the application of proceeds from the sale of our Florida outdoor advertising operations in January 2000. In addition, we earned interest income in the first nine months of 2000 on a portion of the funds received from the sale of our Florida outdoor advertising operations.

         Net (Gain) Loss on Dispositions of Assets. As described in Note 6 to the consolidated financial statements, we recognized a net loss of $2.2 million on the disposal of radio broadcasting transmission facilities in the second quarter of 2001. We recognized a net gain of $280.2 million for the first nine months of 2000 due to the sale of our Florida outdoor advertising operations and television station KCBA in California in January 2000.

         Income Tax Expense. We recognized an income tax benefit of $14.6 million for the first nine months of 2001 based on our loss from continuing operations before income taxes of $44.9 million. For the first nine months of 2000, we recorded an income tax expense of $107.9 million, primarily as a result of the gain on dispositions of assets.

         Discontinued Operations. As more fully described in Note 3 to the consolidated financial statements, we recorded an after-tax gain of $92.7 million for the first nine months of 2001 on the sale of our discontinued sports & entertainment operations. For the first nine months of 2000, we recorded an after-tax loss of $4.3 million from our discontinued sports & entertainment operations.

         Extraordinary Items. We recorded a charge of $1.6 million, net of taxes, in the third quarter of 2001 for the write-off of deferred financing costs in connection with the replacement of our bank credit facilities. In addition, we recorded $1.0 million of costs associated with our pending merger with Clear Channel in the third quarter of 2001. These merger costs are not deductible for tax purposes. There were no such charges in the third quarter of 2000.

         Net Income. Our net income was $59.8 million for the first nine months of 2001, compared to our net income of $156.8 million for the first nine months of 2000. This decrease was due primarily to the gain related to the sales of our Florida outdoor advertising operations and television station KCBA in January 2000, which was greater than the gain on the sale of our discontinued sports & entertainment operations in April 2001, as well as the decreases in EBITDA and extraordinary items described above.

Liquidity and Capital Resources

         Cash used in operating activities was $27.8 million in the first nine months of 2001 compared to $66.7 million in the first nine months of 2000. Our working capital increased from $15.1 million at December 31, 2000 to $52.0 million at September 30, 2001. This is due primarily to cash provided by the refinancing of our bank credit facilities, described below, and decreases in accrued liabilities, offset partially by the increase in income taxes payable resulting from the gain on the sale of our sports & entertainment operations.

         We expended $8.4 million for capital expenditures in the first nine months of 2001, compared to $29.1 million in the corresponding period in 2000. Capital expenditures in the first nine months of 2001 were primarily for equipment to complete our Digital CentralCasting implementation, automated news production systems and news sets, upgrades to our operating facilities for television station KGPE (TV) in Fresno, California and for outdoor advertising structures in Washington.

         For the periods presented, we financed our working capital and long-term liquidity needs, including acquisitions and capital expenditures, primarily from proceeds from the sales of our Florida outdoor advertising operations and television station KCBA in January 2000, and our discontinued sports & entertainment operations in April 2001, and bank borrowings.

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

         On May 14, 2001, we executed a provisional waiver and standstill agreement with our lenders. Under this agreement, as amended, certain restrictive covenants and requirements of the 1999 Credit Agreement were waived through September 15, 2001. In addition, borrowings under the Revolver were limited to $26.3 million.

         On September 7, 2001, we replaced our 1999 Credit Agreement with a new $120.0 million credit agreement (the “2001 Credit Agreement”), consisting of a $100.0 million term loan (the “2001 Term Loan”) and a $20.0 million revolving credit facility (the “2001 Revolver”). The 2001 Revolver includes up to $5.0 million in standby letters of credit. The transaction resulted in a charge of $1.6 million, net of applicable taxes of $0.9 million, consisting of the write-off of deferred financing costs.

         At closing, $54.0 million of the 2001 Term Loan was placed in escrow, of which $45.0 million will be used to fund our estimated federal income tax payments due in October and December of 2001 and the remaining $9.0 million will be used to fund the interest payment on our senior subordinated notes due in January 2002. Accordingly, the $54.0 million is classified as restricted cash on our consolidated balance sheet.

         Principal payments under the 2001 Term Loan are due in quarterly installments of $250,000 each for the period commencing on December 31, 2001 and ending on September 30, 2005, and $24.0 million each for the period commencing on December 31, 2005 and ending on August 31, 2006. Any outstanding borrowings under the 2001 Revolver will be due on August 31, 2004. In order to remain compliant with certain financial covenants, on September 28, 2001, we prepaid $8.5 million of outstanding borrowings under the 2001 Term Loan, so that at September 30, 2001, outstanding borrowings were $91.5 million. There were no outstanding borrowings under the 2001 Revolver.

         We can choose to have interest calculated at rates based on either LIBOR or a base rate plus defined margins. The interest rate applicable to the 2001 Revolver will be subject to certain reductions based on our interest coverage ratio. Commitment fees on the unused portion of the 2001 Revolver are payable quarterly at an annual rate of 1.5%. At September 30, 2001, the average annual interest rate on borrowings outstanding under the 2001 Term Loan was 6.9%.

         We have pledged substantially all of our subsidiaries’ outstanding stock and assets as collateral for amounts due under the 2001 Credit Agreement and our subsidiaries have guaranteed our obligations under both the 2001 Credit Agreement and the Indenture for the 9% Senior Subordinated Notes (“Indenture”). Thus, if we default under the 2001 Credit Agreement, the lenders may take direct action against our subsidiaries and may take possession of and sell some or substantially all of our subsidiaries or their assets.

         In addition, the 2001 Credit Agreement and the Indenture restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, sell or transfer our assets, acquire assets, or make investments. They also contain restrictive covenants requiring us to maintain certain financial ratios. As of September 30, 2001, we were in compliance with all such ratios and covenants.

         To address the slowing national economy and its effects on our revenue and liquidity, we have evaluated our current cost structure. All of our operating divisions and our corporate offices have identified and implemented measures to reduce operating expenses for the remainder of the year and into 2002. These cost reduction initiatives are designed to keep total operating expenses equal to or less than total 2000 operating expenses of approximately $181.0 million. However, if the magnitude and duration of the current national sales trends are greater than anticipated, our liquidity may be impacted negatively to the extent we are unable to offset such trends by increased local sales and further cost reductions. In addition, we could be required to obtain waivers of compliance with certain covenants of our 2001 Credit Agreement and might need to seek additional sources of financing.

Subsequent Event

         On October 5, 2001, we entered into a merger agreement (the “Merger Agreement”) with Clear Channel Communications, Inc. (“Clear Channel”). Under the terms of the Merger Agreement, each share of our common stock and our Class B common stock will be converted into the right to receive 0.35 of a share of the common stock of Clear Channel. The transaction is generally intended to be tax-free to our stockholders. The transaction, which we expect to be consummated in the first half of 2002, is subject to the approval of our stockholders, and customary regulatory approvals and closing conditions. We recorded $1.0 million of expenses related to this transaction in the third quarter of 2001. These costs are reflected on the consolidated statements of operations as an extraordinary item. In order to remain compliant with certain financial covenants of our 2001 Credit Agreement, we have obtained a waiver allowing us to exclude these merger costs in determining compliance with such financial covenants for the periods ending September 30, 2001 and December 31, 2001.

         In connection with the Merger Agreement, Barry A. Ackerley, our Chairman and CEO, entered into a voting and support voting agreement (the “Stockholder Agreement”) with Clear Channel. Pursuant to the Stockholder Agreement, Mr. Ackerley has agreed, among other things, to vote shares of our common stock owned by him, representing approximately 6.7% of the outstanding voting power of our stock, in favor of the transaction with Clear Channel and against competing proposals, until the Merger Agreement is terminated in accordance with its terms. However, Mr. Ackerley’s agreement to vote in favor of the transaction with Clear Channel and against competing proposals is not applicable to the shares of our Class B common stock owned by him, which represent approximately 82% of the outstanding voting power of our stock.

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

         In August 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, providing a single accounting model for long-lived assets to be disposed of. In addition, Statement No. 144 amends certain provisions of Accounting Principles Board Opinion No. 30 with respect to the accounting for discontinued operations. The impact of the statement is currently being studied, and the effect of the new statement on the financial statements has not yet been determined.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There are no material changes in information about market risk that was provided in the Company’s Form 10-K for the year ended December 31, 2000.

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

         Van Alstyne v. The Ackerley Group, Inc. In our Annual Report on Form 10-K for the year ending December 31, 2000, we reported the following: On June 7, 1996, a former sales manager for television station WIXT, Syracuse, New York filed a complaint in the U.S. District Court for the Northern District of New York against The Ackerley Group, Inc., WIXT and the current and former general managers of WIXT. The complaint sought unspecified damages and injunctive relief for discrimination on the basis of gender and disability, as well as unlawful retaliation, under both state and federal law. In September 2000, the Court granted defendant’s Motion for Summary Judgment as to all federal claims and dismissed plaintiff’s state law claims without prejudice. Plaintiff appealed that decision to the Second Circuit. On May 21, 2001, the U.S. Court of Appeals for the Second Circuit issued a Summary Order affirming the District Court’s decision granting the defendants’ Motion for

Summary Judgment. On May 31, 2001, the parties agreed to discontinue, with prejudice, plaintiff’s lawsuit in New York State court.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

(b)      Reports on Form 8-K:

(1)	Current Report on Form 8-K, filed August 7, 2001, relating to the retirement of Denis Curley, The Co-President and Chief Operating Officer of the Company.

(2)	Current Report on Form 8-K, filed September 14, 2001, relating to the refinancing of the Company’s senior credit facilities.

(3)	Current Report on Form 8-K, filed October 9, 2001, relating to the merger transaction with Clear Channel Communications, Inc.

(4)	Current Report on Form 8-K, filed November 6, 2001, relating to the announcement of the Company’s financial results for the quarter ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ACKERLEY GROUP, INC.

DATED: November 13, 2001	By: /s/ Kevin E. Hylton

Kevin E. Hylton Senior Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)