Form 10-K
period 2001-12-31
ACKERLEY GROUP INC
filed 2002-04-01
CIK 319120

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-10321

                            THE ACKERLEY GROUP, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                       91-1043807
----------------------------------------               -------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    1301 Fifth Avenue, Suite 4000
        Seattle, Washington                                       98101
----------------------------------------               -------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code:  (206) 624-2888
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class               Name of exchange on which registered

             Common Stock                        New York Stock Exchange, Inc.
-------------------------------------       ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                       ---
                                (Title of class)

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

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2002 was $252,689,416.

      The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2002 was:

          Title of Class                            Number of Shares Outstanding
          --------------                            ----------------------------
   Common Stock, $.01 Par Value                           24,298,380 shares
Class B Common Stock, $.01 Par Value                      11,020,622 shares

                                     PART I

                               ITEM 1 -- BUSINESS

MERGER

        On October 5, 2001, we entered into a merger agreement (the "Merger Agreement") with Clear Channel Communications, Inc. ("Clear Channel"). Under the terms of the Merger Agreement, each share of our common stock and our Class B common stock will be converted into the right to receive 0.35 of a share of the common stock of Clear Channel. The transaction is intended to be tax-free to our stockholders. Our stockholders approved the transaction on January 24, 2002. The transaction, which we expect to consummate in the second quarter of 2002, is subject to customary regulatory approvals and closing conditions.

GENERAL INFORMATION

        The Ackerley Group, Inc. was founded in 1975 as a Washington corporation. In 1978, we were reincorporated under Delaware law. We are a diversified media and entertainment company which engages in four principal businesses: outdoor media, television broadcasting, radio broadcasting, and interactive media. Our outdoor media, television broadcasting, radio broadcasting, and interactive media segments accounted for approximately 39%, 49%, 12%, and 0%, respectively, of our net revenue for the year ended December 31, 2001. On April 2, 2001, we sold our Seattle SuperSonics NBA franchise, along with our interests in the Seattle Storm WNBA team and our Full House Sports & Entertainment division, for approximately $200.0 million plus the assumption of certain liabilities. Accordingly, our sports & entertainment segment is now reported as "discontinued operations."

        - Outdoor Media. We engage in outdoor advertising in Massachusetts, New York, and New Jersey and the Pacific Northwest. We have 6,096 outdoor displays in our primary markets of Boston-Worcester, Massachusetts; Seattle-Tacoma, Washington; and Portland, Oregon. We believe that we have leading positions in the primary markets in which we operate, based upon the number of outdoor advertising displays.

        - Television Broadcasting. We engage in television broadcasting in New York, California, Oregon, Washington, and Alaska. We own sixteen television stations and provide programming and other services to two additional television stations under time brokerage or local marketing agreements ("LMAs"). Consistent with our strategy of local news leadership, ten of the sixteen network-affiliated television stations we own or program ranked first or second in their designated market areas ("DMAs"), in terms of local news ratings points delivered, according to the November 2001 Nielsen Station Index.

        - Radio Broadcasting. We own and operate four radio stations in the Seattle-Tacoma, Washington market. We also provide sales and other services for

           KFNK(FM), another station in the Seattle-Tacoma market, pursuant to a joint sales agreement with the owner of that station. KUBE(FM) is the highest ranked FM station in the market in its target demographic of adults 18 to 34 years old and is third overall in the market in terms of share of its market service area ("MSA"), according to the Fall 2001 Arbitron Radio Market Report; KJR(AM) is the only sports talk station in the market.

        - Interactive Media. We own and operate local market news and information Web sites in California and New York that are built through strategic partnerships with local media companies that provide promotional power, reliable news and information content and intimate knowledge of the local marketplace. We currently operate three portal sites: www.iknowbakersfield.com in Bakersfield, California, www.iknowcentralcoast.com in Salinas, California, and www.iknowrochester.com in Rochester, New York. These operations, known as the iKnow Network(TM), combine the live, multimedia aspects of television and radio with the depth of news and community information of newspapers.

BUSINESS STRATEGY

        Our primary strategy is to develop and acquire media assets that enable us to offer advertisers a choice of media outlets for distributing their marketing messages. To this end, we have assembled a diverse portfolio of media assets. Our businesses are linked by a common goal of increasing the number of advertising impressions made, regardless of whether the impression is made via radio, television, outdoor media display, or web page. Following disposal of our sports & entertainment operations (which is described in greater detail in Note 5 to the Consolidated Financial Statements), we have evolved as a media company focused on these segments and pursuing our core competencies.

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

        We believe the following elements of our strategy provide us with competitive advantages:

        Maintain and Develop Leadership Positions in Markets Served. We seek to be a leader in each of our markets. We own the most outdoor advertising display faces in each of the primary geographic markets in which we operate, based on the Traffic Audit Bureau's online database of audited markets. Ten of the sixteen network-affiliated television stations we own or program ranked first or second in their DMAs, in terms of local news ratings points delivered, according to the November 2001 Nielsen Station Index. Our four radio stations include KUBE(FM), which is the highest ranked FM station in the Seattle-Tacoma market in its target demographic of adults 18 to 34 years old and is fourth overall in the market in terms of share of its MSA, according to the Fall 2001 Arbitron Radio Market Report, and KJR(AM), the only sports talk station in the market. We believe this market leadership enables us to provide advertisers a cost-effective means of delivering a quality message to their target audiences.

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

        While the advantages of owning multiple stations in a market are evident in radio broadcasting, current television ownership rules prohibit the ownership of more than one station in a designated market, with some exceptions. We believe that the confluence of falling prices for fiber-optic-based communications services and the advancement of digital transmission technology has created an opportunity to realize the benefits of multi-station ownership by linking several distinct television markets into one regional group. We believe that we are among the first companies to introduce this technology in the industry. We anticipate that Digital CentralCasting(TM) will enhance our operational efficiency through economies of scale and the sharing of resources and programming among our stations. However, we can give no assurance as to the timing or extent of the anticipated benefits of Digital CentralCasting(TM).

        Experienced Management; Decentralized Management Structure. We believe that our efficient management structure and the experience of our management team enable us to respond effectively to competitive challenges across our markets and our business segments. We have granted the management of our operating units the authority and autonomy necessary to run each unit as a business and to respond to changes in each market environment. Experienced local managers enhance our ability to respond to local challenges rapidly and effectively. The average experience of our 10 division managers in their respective industries is approximately 20 years. These local managers are supported and guided by an experienced and cohesive executive team. Our four executive officers collectively have an aggregate of 69 years of experience in the various industries in which we are involved.

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

        We believe that outdoor advertising is a cost-effective form of advertising, particularly when compared to television, radio, and print, on a "cost-per-rating point" basis (meaning cost per 1,000 impressions). Displays provide advertisers with the opportunity for their message to target a specified percentage of the general population. The displays are generally placed in appropriate well-traveled areas throughout a geographic area. This results in the advertisement's broad exposure within a market.

        Outdoor advertising companies generally establish and publish "rate cards" periodically, which list monthly rates for bulletins, posters, and junior posters. Rates are based, in part, on surveys made by independent traffic audits that determine a given display's exposure to the public. Actual rates charged to customers are subject to negotiation. Advertising contracts relating to bulletins, posters, and junior posters usually have terms of one year or less.

        Outdoor advertising has been a stable source of revenue for us over the last five years. The number and diversity of our advertisers have increased, broadening the use of outdoor advertising in a variety of business sectors. For example, we have seen an increase in outdoor advertising revenues from retail, real estate, entertainment, media, and financial services companies. In addition, we have seen an increase in customers who have not traditionally used outdoor advertising, such as fashion designers, internet service providers and internet-based businesses, and telecommunications companies.

        Operations. We operate primarily in the markets of Seattle-Tacoma, Washington; Portland, Oregon; and Boston-Worcester, Massachusetts. In 2000, we expanded our operations into the New York, New York market. Until we sold our Florida outdoor advertising business in January 2000, we also operated in Miami, Fort Lauderdale, West Palm Beach and Fort Pierce, Florida. Based on the Traffic Audit Bureau's online database of audited markets, we had more outdoor advertising displays in each of our primary markets than any other outdoor advertising company.

        We believe that our presence in large markets, the geographic diversity of our operations, and our emphasis on local advertisers within each of our markets lend stability to our revenue base, reduce our reliance on any particular regional economy or advertiser, and mitigate the effects of fluctuations in national advertising expenditures. However, because of zoning and other regulatory limitations on the development of new outdoor advertising displays, we anticipate that future growth in our outdoor advertising business will result primarily through diversification of our customer base, creative marketing, upgrading our existing structures, increased rates, and increased demand brought about by advertisers who have not historically used outdoor media.

        Our outdoor advertising operations involve the sale of space on advertising display faces. They also include, in many cases, the design of advertisements and the construction of outdoor structures that carry those displays. Our principal outdoor advertising display is the billboard, of which there are generally three sizes:

        - Bulletins: Bulletins are generally 14 feet high and 48 feet wide. Generally, bulletins are covered with a single sheet of vinyl, called "Superflex," on which an image has been produced by a large format printer. The Superflex is then transported to the site of the billboard and mounted to the face of the display. To attract more attention, advertising may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Bulletins are usually located near major highways for maximum impact. Space is usually sold to advertisers for periods of four to twelve months.

        - Posters: The most common type of billboard, posters are generally 12 feet high by 25 feet wide. Lithographed or silk-screened paper sheets are typically supplied by the advertiser. They are applied like wallpaper to the face of the display. Posters are usually located on major traffic arteries. Space is usually sold to advertisers for periods of one to twelve months.

        - Junior posters: Junior posters are generally 6 feet high by 12 feet wide. These displays are prepared and mounted in the same manner as posters. Most junior posters, because of their smaller size, are concentrated on city streets and are targeted to pedestrian traffic. Space on junior posters usually is sold to advertisers for periods of one to twelve months.

        We have 1,105 bulletins, 4,711 posters, and 324 junior posters. The following chart itemizes markets we served and their designated market area
(DMA) rank:

                                          DMA                           JUNIOR
                  MARKET                RANK(1)   BULLETINS   POSTERS   POSTERS
                  ------                -------   ---------   -------   -------
        Seattle-Tacoma (2) .........       12        338       1,691      243
        Portland (2) ...............       23        275       1,057        0


        Boston-Worcester ...........     6(3)        448       1,963       81

        New York, New York:                 1         44          --       --

-------------
    (1) Source: Television & Cable Factbook, 2001 Edition. DMA rank is a measure of market size in the United States based on population as reported by the Nielsen Rating Service.

    (2) In the first quarter of 2000, we purchased outdoor advertising assets in the Portland Metro and Salem, Oregon areas (which for operating purposes we deem to be part of the Portland market) and Bellingham, Washington (which for operating purposes we deem to be part of the Seattle-Tacoma market). See "--Acquisitions."

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

        Our outdoor advertising operations are significantly affected by local zoning regulations. Some jurisdictions impose a limitation on the number of outdoor advertising structures permitted within the city limits. In addition, local zoning ordinances can restrict or prohibit outdoor advertising displays in specific areas. Most of our outdoor advertising structures are located in commercial and industrial zones subject to such regulations. Some states and municipalities have also enacted restrictions on the content of outdoor advertising signs.

        Federal and corresponding state outdoor advertising statutes require compensation payment for removal of existing structures by governmental order in some circumstances. Some jurisdictions have adopted ordinances which have sought the removal of existing structures without compensation. Ordinances requiring the removal of a billboard without compensation have been challenged in various state and federal courts on both statutory and constitutional grounds, with differing results. In our markets, however, we have generally prevailed in such challenges.

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

                                                                                                             NO. OF
                                                                                                           COMMERCIAL
                                                   DATE                                PROPOSED   DMA     TV STATIONS
                                   CALL        ACQUIRED OR    NETWORK       NTSC       DIGITAL   MARKET    RANKED IN
MARKET                            LETTERS       AFFILIATED  AFFILIATION   CHANNEL(1)   CHANNEL   RANK(2)   MARKET(3)
------                            -------      -----------  -----------   ----------   --------  -------  -----------
NEW YORK

Syracuse, New York (owned)........  WIXT         May 1982       ABC           9           17        80       3VHF
                                                                                                             3UHF

Rochester, New York (owned).......  WOKR        April 1999      ABC          13           59        74       3VHF
                                                                                                             1UHF

Binghamton, New York (owned)......  WIVT       July 1997(4)     ABC          34            4       156       1VHF
                                                                                                             2UHF

Binghamton, New York (owned)...... WBGH-CA   February 2000(5)   NBC           8           --(6)    156       1VHF
                                                                                                             2UHF

Utica, New York (owned)...........  WUTR       June 1997(7)     ABC          20           30       168       1VHF
                                                                                                             2UHF

Elmira, New York (LMA)............  WETM     February 2000(8)   NBC          18            2       171       3UHF

Watertown, New York (owned)......   WWTI        June 2000       ABC          50           21       176       1VHF
                                                                                                             1UHF

CENTRAL COAST

Fresno-Visalia, California (owned)  KGPE       August 2000      CBS          47           34        54      10UHF

                                                                                                             NO. OF
                                                                                                           COMMERCIAL
                                                   DATE                                PROPOSED   DMA     TV STATIONS
                                   CALL        ACQUIRED OR    NETWORK       NTSC       DIGITAL   MARKET    RANKED IN
MARKET                            LETTERS       AFFILIATED  AFFILIATION   CHANNEL(1)   CHANNEL   RANK(2)   MARKET(3)
------                            -------      -----------  -----------   ----------   --------  -------  -----------
Santa Barbara-Santa
  Maria-San Luis Obispo,
  California (owned)..............  KCOY     January 1999(9)    CBS          12           19       117       3VHF
                                                                                                             2UHF
Santa Barbara-Santa
  Maria-San Luis Obispo,
  California (owned)..............  KKFX-CA    May 2000(10)     FOX          24           --(6)    117       3VHF
                                                                                                             2UHF
Bakersfield, California (owned)...  KGET      October 1983      NBC          17           25       130       4UHF(12)

NORTH COAST

Monterey-Salinas,
  California (owned)..............  KION      April 1999(10)    CBS          46           32       118       2VHF
                                                                                                             3UHF(11)
Monterey-Salinas,
  California (LMA)................  KCBA      June 1986(13)     FOX          35           13       118       2VHF
                                                                                                             3UHF(11)

Eugene, Oregon (owned)............  KMTR    December 1998(14)   NBC          16           17       122       2VHF
                                                                                                             3UHF

Eureka, California (owned)........  KVIQ      July 1998(15)     CBS           6           17       191       2VHF
                                                                                                             2UHF

Santa Rosa, California (owned)....  KFTY      April 1996        None         50           54        --(16)   5VHF
                                                                                                             12UHF

PACIFIC NORTHWEST

Fairbanks, Alaska (owned).........  KTVF      August 1999     NBC/UPN        11           26       203       4VHF

Vancouver, British Columbia
  and portions of Seattle,
  Washington (owned)..............  KVOS       June 1985        None         12           35        --(17)     --(17)

(1)   Refers to the current analog channel used by such station.
(2)   Source: November 2001 Nielsen Station Index.
(3) Source: November 2001 Nielsen Station Index. The number of stations listed does not include digital television stations, public broadcasting stations, satellite stations, low-power stations, or translators that rebroadcast signals from distant stations, and also may not include smaller television stations whose rankings fall below reporting thresholds.
(4) We acquired WIVT in August 1998. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into.
(5) In February 2000, we acquired substantially all of the assets of WBGH, other than the FCC license, which we acquired on May 1, 2000. Pending FCC approval of the transfer of the FCC license to us, we programmed the station under an LMA with the FCC licensee. The date in this column reflects the date the LMA was entered into.
(6) Low power stations have not been assigned proposed digital channels. Our lower power stations, WBGH and KKFX, are Class A stations.
(7) We acquired WUTR in January 2000. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into.

(8) We do not own WETM but program the station under an LMA with the current owner of the station. The date in this column reflects the date the LMA was entered into.
(9) In May 1999, we exchanged the assets of KKTV, our former television station in Colorado Springs, Colorado for the assets of KCOY and a cash payment. Pending closing of the transaction, we programmed KCOY under an LMA with the previous owner. The date in this column reflects the date that the LMA was entered into.
(10) We acquired KION in January 2000. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into.
(11) One additional UHF channel has been allocated in the Salinas-Monterey market; however, there has been no construction activity to date with respect to this channel.
(12) Two additional UHF channels have been allocated in the Bakersfield market; however, there has been no construction activity to date with respect to these channels.
(13) In January 2000, we sold substantially all the assets of KCBA. We program up to 15% of the station's weekly broadcast hours and provide sales and other services under an LMA with the purchaser. The date in this column reflects the date we originally acquired the station.
(14) We acquired KMTR in March 1999. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date the LMA was entered into. The acquisition includes the assets of two satellite stations, KMTX (Roseburg, Oregon) and KMTZ (Coos Bay, Oregon), and one low power station, KMOR-LP (Eugene, Oregon).
(15) We acquired KVIQ in January 1999. Pending closing of the transaction, we programmed the station under an LMA with the previous owner. The date in this column reflects the date this LMA was entered into.
(16) While KFTY is included in the San Francisco-Oakland-San Jose DMA market, which has a DMA rank of 5, the station principally serves the community of Santa Rosa, which is not separately ranked.
(17) KVOS, located in Bellingham, Washington, serves primarily the Vancouver, British Columbia market (located in size, according to the Nielsen Rating Service as of February 2001, between the markets of Denver, Colorado and Sacramento-Stockton-Modesto, California, which have DMA rankings of 18 and 19, respectively), and a portion of the Seattle, Washington market (DMA rank 12) and the Whatcom County, Washington market. The station's primary competition consists of five Canadian stations. The Canadian Radio and Television Commission granted license approval for an additional commercial station in Victoria and a religious station in Vancouver recently. It is likely that these stations will be operational by September 2001. DMA rankings are from the Television & Cable Factbook, 2001 Edition.

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

        During 2001, local spot or schedule advertising, which is sold by our personnel at each broadcast station, accounted for approximately 48% of our television stations' total revenue. National spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis, accounted for approximately 42% of our television stations' total revenue.

        In certain cases, we also receive revenue from our network affiliations. The networks pay us an hourly rate that is tied to the number of network programs that our television stations broadcast. Hourly rates are established in our agreements with the networks and are subject to change by the networks. We have the right, however, to terminate a network agreement if the network effects a decrease in hourly rates. Overall, network compensation revenue was not a significant portion of our television stations' total revenue for 2001.

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

        We believe that the advertising revenues generated by our television stations are significantly influenced by rankings of their local news programs in their respective markets. Of the sixteen network-affiliated television stations we currently own or program, ten rank first or second in their respective geographic markets in local news ratings points delivered, according to the November 2001 Nielsen Station Index.

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

        Our radio stations derive most of their revenue from local, regional, and national advertising and, to a lesser extent, from network compensation. In 2001, approximately 72% of our radio broadcasting revenue was derived from local advertising generated by the stations' local sales staffs. National sales, on the other hand, are usually generated by national independent sales representatives acting as agents for the stations. The representatives obtain advertising from national advertising agencies and receive commissions based on a percentage of gross advertising revenue generated. The principal costs incurred in the operation of radio stations are salaries, programming, promotion and advertising, sports broadcasting rights fees, rental of premises for studios, costs of transmitting equipment, and music license royalty fees.

        Operations. We own four radio stations, which consist of KHHO(AM) in Tacoma, Washington and KJR(AM), KBTB(FM) and KUBE(FM) in Seattle, Washington. We also provide sales and other services to KFNK(FM) in Eatonville, Washington.

        The following table sets forth information about our portfolio of radio stations.

                                                                                                  RADIO
                                                                            NO. OF           STATION FORMAT
                                                                 MSA      COMMERCIAL          AND PRIMARY
                                   CALL          DATE           MARKET     STATION            DEMOGRAPHIC
        MARKET                    LETTERS      ACQUIRED         RANK(1)   IN MARKET(1)          TARGET
        ------                    --------   -------------      -------   ------------  ----------------------
Seattle-Tacoma, Washington         KJR(AM)     May 1984           14         11 AM            SportsTalk;
                                                 (2)                                           Men 25-54
                                  KBTB(FM)   October 1987                    19 FM          Rhythmic Oldies
                                                 (2)                                          Women 25-54

                                  KUBE(FM)     July 1994                                 Rhythmic Contemporary
                                                 (3)                                     Hits; Persons 18-34

                                  KHHO(AM)    March 1998                                      SportsTalk;
                                                                                               Men 24-54

                                  KFNK(FM)  September 1999                                    Alternative;
                                                 (4)                                            Men 18-24

---------------

(1) Source: Fall 2001 Arbitron Radio Market Report. Metro Service Area ("MSA") market rank is based on population as reported upon by The Arbitron Company.

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

(3) The date shown in the column reflects the date on which the Partnership acquired the station.

(4) The date shown in the column reflects the date on which we entered into an agreement to provide sales and other services.

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

        Much like our television broadcasting stations, the radio stations sell local spot or schedule advertising. During 2001, such advertising accounted for approximately 72% of the radio stations' revenue. In contrast, approximately 19% of the radio stations' 2001 revenue was received from national spot or schedule advertising, which is sold primarily through national sales representative firms on a commission-only basis. The remaining revenue consisted of tower rentals and production fees.

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

        Digital Television. The Telecommunications Act requires the FCC to oversee the transition from current analog television broadcasting to Digital Television ("DTV") broadcasting. During the transition period, the FCC will issue one digital broadcast license to each existing television licensee that files a license application. Network affiliates in larger broadcast markets were required to begin DTV broadcasts during 1999. Our stations that have received construction permits are required to complete construction of their digital transmission facilities by November 1, 2002. We currently estimate the cost to convert to DTV will be approximately $9 to $11 million. Most of the full power television stations that we own or program have received construction permits from the FCC for their DTV facilities. Some of our stations encountered regulatory delays in obtaining DTV construction permits. We anticipate that, eventually, all of our full power stations will be granted permits to construct DTV facilities. Following construction, the stations will then be allowed to broadcast two signals using two channels, one digital and one analog, during the transition period, which will extend until December 31, 2006. At the end of the transition period, broadcasters will be required to choose whether they will continue broadcasting on the digital or the analog channel, and to return the other channel to the FCC.

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

        We cannot predict the likelihood of Congress or the FCC adopting any of these proposals. If any should be adopted, we cannot assess their impact on our broadcasting operations. In addition, we cannot predict the other changes that Congress or the FCC might consider in the future. In addition, FCC rules may be subjected to court challenges. We cannot predict whether any new or current rules will be sustained or struck down if reviewed in courts.

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

        Digital Audio Broadcasting. The radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, including the delivery of audio programming by digital audio broadcasting ("DAB"). The FCC has issued licenses for two companies which have begun to provide DAB service by satellite, delivering multiple new audio programming formats to local and national audiences. This new capability has provided an additional source of competition in our markets. Historically, the radio broadcasting industry has grown in terms of total revenues despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcast industry. We are unable to predict the effect such technologies will have on our broadcasting operations.

        Equal Employment Opportunity Rules. On January 20, 2000, the FCC adopted new Equal Employment Opportunity ("EEO") rules in response to the D.C. Circuit Court of Appeals decision in 1998 in Lutheran Church Missouri Synod v. FCC (Lutheran Church), which held that certain aspects of the FCC's previous broadcast EEO outreach requirements were unconstitutional. On January 16, 2001, the Appeals Court found certain of these rules unlawful. On January 31, 2001, the FCC suspended its EEO Rules. On December 13, 2001, the FCC issued a notice of proposed rulemaking seeking public comment on proposed new EEO rules.

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

        Low Power Television Stations. The Community Broadcasters Protection Act was signed into law on November 29, 1999. This law gives many low power television ("LPTV") stations the opportunity to achieve primary status. Presently, LPTV stations are secondary, meaning that they are not protected from interference from full power stations and are subject to being displaced by applications to construct new or to modify existing full power stations. LPTV stations that qualify are entitled to receive protection from all other stations in their service area. This class of low power stations is known as "Class A". Our stations KKFX and WBGH are Class A stations. There can be no assurance that the development and introduction of a new class of low power stations will not have an adverse effect on the broadcasting operations of our full-power stations.

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

INTERACTIVE MEDIA

        We believe our interactive media operations currently provide more in-depth local news and information than any other Web site covering the markets of Bakersfield, California, Salinas-Monterey, California, and Rochester, New York. Our operations known as the iKnow Network(TM), combine the live, multimedia aspects of television and radio with the depth of news and community information of newspapers. We believe this philosophy of independent partner-built Web sites will make the iKnow Network a useful source for local news and information as well as creating a platform that maximizes the Internet's potential as a unique media outlet.

Industry Overview

        Due to changes in traditional media over the past five years, broadcasters and publishers have struggled with how to stake a profitable claim in the Internet territory. At the heart of this struggle is the conflict between tradition and the new media model required to succeed on the Internet.

        Traditional media companies have moved en-masse to mirror their broadcast and print formats on-line. This strategy has been only marginally successful and traditional media companies have been largely unsuccessful in attracting the lion's share of the Internet audience. The Internet news and information experience is unlike its more traditional counterparts. Unlimited, on-demand, 24 X 7 multimedia content is rapidly becoming the experience most users expect.

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

        Despite the growth of local site competition, out-of-market competitors lack a significant advantage owned by every local TV station, radio station or newspaper--the intimate knowledge of the marketplace. The strength of the iKnow Network strategy rests in its local partnership model. By combining the news and information reporting resources of the local iKnow Network partners, we believe that we create a distinct advantage over other Web sites. The iKnow Network's existing ad sales, editorial and promotional staff have first-hand knowledge of the community and possess established relationships at the local market level which we believe increases the potential for success.

        Operations. Through separate joint venture arrangements with local media partners, we manage the iKnow Network operations in the markets of Bakersfield, California, and Rochester, New York.

MARKET                     URL                             LAUNCH DATE        DMA
------                     ---                             -----------        ---
ROCHESTER, NY              www.iKnowRochester.com          March 1997(1)       74
BAKERSFIELD, CA            www.iKnowBakersfield.com        November 2000      130
MONTEREY-SALINAS, CA       www.iKnowCentralCoast.com       May 2001           118

----------
(1) Originally launched as RochesterToday.com, relaunched in March 2001 as iKnowRochester.com.

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

EMPLOYEES

        As of December 31, 2001, we employed 1,338 full-time persons. The following table sets forth a breakdown of employment in each of our operating segments and our corporate offices for that date:

        OPERATING SEGMENT/CORPORATE OFFICE           PERSONS EMPLOYED
        ----------------------------------           ----------------
                   Outdoor Media                            243

              Television Broadcasting                       919

                Radio Broadcasting                          107

                 Interactive Media                           14

                 Corporate Offices                           55

        Approximately 323 of our employees are represented by unions under 15 collective bargaining agreements. Collective bargaining agreements covering approximately 4% of our employees are terminable during 2002. We believe that these collective bargaining agreements will be renegotiated or automatically extended and that any renegotiation will not have a material adverse effect on our operations.

RESTRICTIONS ON OUR OPERATIONS

        In addition to restrictions on our operations imposed by governmental regulations, franchise relationships and other restrictions discussed above, our operations are subject to additional restrictions imposed by our current financing arrangements.

        Our operations are subject to restrictions imposed by (1) a credit agreement with various lending banks, dated September 7, 2001, as amended (the "2001 Credit Agreement"), and (2) an indenture (the "Indenture"), dated December 14, 1998, respecting our 9% Senior Subordinated Notes due 2009 (the "9% Senior Subordinated Notes"). Some of those provisions restrict our ability to:

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

        In addition, we are required to maintain specified financial ratios, including maximum leverage ratios, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio. The 2001 Credit Agreement also provides that it is an event of default thereunder if a change of control occurs (as defined in the 2001 Credit Agreement). Assuming that our proposed merger with Clear Channel is consummated, all outstanding amounts under the 2001 Credit Agreement will become due and payable. Similarly, upon a Change of Control (as defined in the Indenture), within 30 days after the closing of the Change of Control transaction, we are required to make an offer to repurchase all of the outstanding 9% Senior Subordinated Notes, on the terms set forth in the Indenture.

        The 2001 Credit Agreement also requires, subject to certain exceptions, that we apply (i) 100% of the net cash proceeds (as defined in the 2001 Credit Agreement) received by us from the sale of our capital stock (reduced to 50% of the net proceeds if our interest coverage ratio exceeds a certain amount); (ii) 100% of the net cash proceeds received by us from the sale of our debt securities; (iii) 100% of the net cash proceeds received by us from asset dispositions, subject to certain exceptions; (iv) under certain circumstances, 100% of the net insurance or condemnation proceeds (as defined in the 2001 Credit Agreement) received by us; and (v) 100% of our excess cash flow (as defined in the 2001 Credit Agreement) to repay borrowings under the 2001 Credit Agreement (reduced to 75% of the excess cash flow if our interest coverage ratio exceeds a certain amount). It further provides that the amount of borrowings available under the 2001 Credit Agreement will be permanently reduced by the amount of such repayments. In addition, with the exception of repayments derived from excess cash flows, it provides that we must pay a prepayment penalty in certain circumstances.

        We have pledged substantially all of the stock and material assets of our subsidiaries to secure our obligations under the 2001 Credit Agreement. In addition, nearly all of our subsidiaries have provided guarantees of obligations under the 2001 Credit Agreement and the Indenture. In the event of a default under the 2001 Credit Agreement, the bank lenders could demand immediate payment of the principal of and interest on all such indebtedness, and could force a sale of all or a portion of our subsidiaries to satisfy our obligations. Likewise, because of cross-default provisions in our debt instruments, a default under the 2001 Credit Agreement or the Indenture could result in acceleration of indebtedness outstanding under other debt instruments.

        Additional information concerning the 2001 Credit Agreement and the Indenture is set forth in Item 7--MD&A--Liquidity and Capital Resources, and in
Note 9 to the Consolidated Financial Statements.

FINANCIAL INFORMATION REGARDING BUSINESS SEGMENTS

        Financial information concerning each of our business segments is set forth in Note 17 to the Consolidated Financial Statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, it could have a material adverse effect on our business, financial condition, and operating results.

        - After May 31, 2002, we would likely need to extend our waivers of compliance with certain restrictive covenants of our 2001 Credit Agreement or secure other financing arrangements. There can be no guarantee as to whether we would be able to obtain such extensions or financing arrangements.

        - National advertising may continue to decrease or remain at current levels as a result of current national economic conditions. Our liquidity may be impacted negatively depending on the magnitude of this trend, its duration, and our ability to offset decreased national sales with increased local sales.

        - Under current FCC regulations, we will need to construct DTV facilities for several of our television stations by November 1, 2002. We estimate that this will cost approximately $9 to $11 million.

LEVERAGE; RESTRICTIONS UNDER DEBT INSTRUMENTS; COVENANT COMPLIANCE

        Financial Leverage. As of March 1, 2002, we had approximately $290.6 million of outstanding indebtedness. Historically, we have acquired additional outdoor media, television and radio broadcasting businesses. We may make acquisitions or capital expenditures in the future that are financed with the proceeds from borrowings. As a result of such transactions, our outstanding indebtedness and interest expense would increase, perhaps substantially. Likewise, such transactions would increase our depreciation and amortization expenses, perhaps substantially.

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

        - restrictive covenants in debt instruments, as well as the need to apply cash to make debt service payments, may limit payment of dividends on our outstanding Common Stock and Class B Common Stock:

        - EBITDA (defined as net revenue less operating expenses, workforce reduction costs, and restructuring expenses before amortization, depreciation, interest, net gain (loss) on dispositions of assets, litigation and other expenses) available for purposes other than payment of principal and interest on indebtedness may be reduced;

        - we may be exposed to the risk of increased interest rates since a portion of our borrowings, including borrowings under the 2001 Credit Agreement (as defined below), bear interest at floating rates;

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

        Restrictions Imposed by Debt Instruments. We are subject to a number of significant operating and financial restrictions and are required to maintain specified financial ratios, which restrict our operations. See "--Restrictions on Our Operations." Our ability to comply with such covenants and financial ratios may be affected by events beyond our control.

        Covenant Compliance. In the past, we have from time to time obtained amendments or waivers to certain provisions of our debt instruments, including the 2001 Credit Agreement, in order to remain in compliance with the financial covenants thereunder. We are currently operating under waivers to compliance with certain covenants, including our senior leverage ratio, interest coverage ratio, and fixed charge coverage ratio. There can be no assurance that we will not be required to seek additional waivers or amendments under our debt instruments in the future. Any failure to obtain a necessary amendment or waiver could result in a default under the relevant debt instrument and acceleration of the indebtedness thereunder. An acceleration of our senior debt instruments could result in an acceleration of indebtedness under the 9% senior subordinated notes and other loan documents. If the indebtedness under any of these debt instruments were accelerated, there can be no assurance that we would be able to repay such indebtedness.

REGULATION OF OUTDOOR ADVERTISING

        Outdoor advertising displays are subject to governmental regulation at the federal, state, and local levels. These regulations, in some cases, limit the height, size, location, and operation of outdoor displays and, in some circumstances, regulate the content of the advertising copy displayed on outdoor displays. Changes in laws and regulations affecting outdoor advertising at any level of government may have a material adverse effect on our business, financial condition, or results of operations. See "--Outdoor Media--Outdoor Advertising--Regulation."

TELEVISION AND RADIO BROADCASTING

        Government Regulation of Broadcasting Industry. Pursuant to the Communications Act, the domestic broadcasting industry is subject to extensive federal regulation. In addition, our television station, KVOS, which is located in Bellingham, Washington and broadcasts into Vancouver, British Columbia, is regulated and affected by Canadian law. The restrictions and obligations imposed by these laws and regulations, including their amendment, interpretation, or enforcement, could have a material adverse effect on our business, financial condition, or results of operations. See "--Television and Radio Broadcasting Regulation."

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

VOTING CONTROL BY PRINCIPAL STOCKHOLDER

        Each share of Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. As of March 1, 2002, Barry A. Ackerley, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 37% of the outstanding shares of Common Stock and approximately 99% of the outstanding shares of Class B Common Stock, giving him approximately 88% of the combined voting power of our voting securities. See "Item 12--Security Ownership of Certain Beneficial Owners and Management."

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

SHARES ELIGIBLE FOR FUTURE SALE

        As of March 1, 2002, 9,089,652 shares of Common Stock and 11,007,096 shares of Class B Common Stock were held by officers and directors who are considered to be our "affiliates" for purposes of Rule 144 under the Securities Act. As noted above, each share of Class B Common Stock is convertible by the holder at any time into one share of Common Stock. Our affiliates may sell these shares in the public market subject to the volume and other limitations (other than the holding Period limitations, which have been satisfied) of Rule 144 under the Securities Act. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock from time to time. Sales of substantial amounts of Common Stock in the public market (including Common Stock issued upon conversion of Class B Common Stock), or the perception that such sales could occur, could have a material adverse effect on prevailing market prices for the Common Stock.

ITEM 2 - PROPERTIES

        Our principal executive offices are located at 1301 Fifth Avenue, Suite 4000, Seattle, Washington 98101. We lease the offices, which consist of approximately 16,800 square feet, pursuant to a lease that expires in 2006.

        The following table sets forth certain information regarding our facilities as of December 31, 2001:

                                                                Approximate
                                                                   Square       Approximate
                                                                  Footage         Square
Location                                     Nature of Facility    Owned      Footage Leased
--------                                     ------------------    -----      --------------
OUTDOOR MEDIA

   Seattle, Washington (Outdoor
   Advertising)                                     Plant          24,966          1,185
   Portland, Oregon (Outdoor Advertising)           Plant          10,923            570
   Boston Massachusetts (Outdoor
   Advertising)                                     Plant          31,882          3,825

TELEVISION BROADCASTING

   Syracuse, New York (WIXT)                  Station Operations   40,000             --
   Rochester, New York (WOKR)                 Station Operations   35,427             --
   Binghamton, New York (WIVT, WBGH)          Station Operations   10,819             --
   Utica, New York (WUTR)                     Station Operations   12,148             --
   Watertown, New York (WWTI)                 Station Operations       --         10,000
   Elmira, New York (WETM)(1)                 Station Operations   20,606             --
   Santa Barbara-Santa Maria-San Luis
   Obispo, California (KCOY, KKFX)            Station Operations   13,000             --
   Salinas-Monterey, California
   (KCBA(1), KION)                            Station Operations   47,841             --
   Bakersfield, California (KGET)             Station Operations   30,450             --
   Fresno, California (KGPE)                  Station Operations    6,500             --
   Eugene, Oregon (KMTR)                      Station Operations    9,230          3,000
   Eureka, California (KVIQ)                  Station Operations   10,162          1,200
   Santa Rosa, California (KFTY)              Station Operations   13,000             --
   Bellingham, Washington (KVOS)              Station Operations   13,130         11,889
   Fairbanks, Alaska (KTVF)                   Station Operations       --         13,872

RADIO BROADCASTING

   Seattle, Washington (KJR(AM), KBTB(FM),
   KUBE(FM))                                  Station Operations       --         42,816
   Tacoma, Washington (KHHO(AM))              Station Operations       --          2,075

INTERACTIVE MEDIA(2)                                   --              --             --

OTHER

   Seattle, Washington (Corporate Offices)          Offices            --         16,814
   National Sales Offices in New York,
   Los Angeles, and Chicago                         Offices            --          9,164

--------------------
(1) As of December 31, 2001, we programmed these stations under LMAs. Accordingly, this table reflects data for the properties which are owned or leased by the station owners for whom we program the stations.

(2) Our interactive media operations utilizes equipment within our existing facilities and currently do not have separate designated facilities.

        In general, we believe that our facilities are adequate for our present business and that additional space is generally available for expansion without significant delay. In 2001, we paid aggregate annual rentals on office space and operating facilities of approximately $4.3 million.

        At December 31, 2001, we owned 205 vehicles and leased 214 vehicles of various types for use in our operations. We own a variety of broadcast-related equipment, including broadcast towers, transmitters, generators, microwave systems and audio and video equipment used in our broadcasting business. We presently lease, under a private carrier agreement, a Gulfstream jet which is used for executive travel between our facilities. We also lease a high definition mobile television broadcasting unit which is used to provide broadcast and production services for our television stations and outside parties.

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

        Malecki v. The Ackerley Group, Inc. On February 25, 2002, a complaint was filed in the Superior Court of Washington against The Ackerley Group, Inc. by James Malecki, a photographer in Seattle, Washington, who in 1998 provided photography services to the Company. The complaint alleges that a contract existed between the Company and plaintiff and that the Company breached that alleged contract by not returning certain photographs to plaintiff. Plaintiff claims damages in excess of $1.5 million plus interest and attorneys' fees as redress for the alleged breach.

                         ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are:

             Name                           Age           Position
             ----                           ---           --------
        Barry A. Ackerley                    67     Chairman and Chief Executive Officer
        Gail A. Ackerley                     64     Co-Chairman and Co-Chief Executive Officer
        Christopher H. Ackerley              32     President
        Kevin E. Hylton                      45     Senior Vice President, Chief Financial
                                                    Officer, Treasurer and Assistant Secretary
        Sean M. Tallarico                    36     Corporate Controller

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

        Mr. Christopher H. Ackerley was named President on July 31, 2001, with principal responsibility for overseeing our operating segments and corporate functions. As Co-President, he was responsible for overseeing our marketing, investor relations, information technology, and technology-venture investments. He joined The Ackerley Group in 1995, and was elected Vice President for Marketing and Development in May 1998. He also served as Executive Vice President, Operations and Development from December 1998 until his election as Co-President in 2000.

        Mr. Kevin E. Hylton was named Senior Vice President and Chief Financial Officer on June 5, 2000. Prior to joining us he served as Director of Finance for Nordstrom, Inc. from March 1999 to April 2000. From December 1987 to July 1998, he was Vice President and Corporate Controller for Westin Hotels and Resorts.

        Mr. Sean M. Tallarico was named Corporate Controller on April 1, 1998. He joined The Ackerley Group in 1996 as Controller of the Sports & Entertainment segment. Prior to joining us, Mr. Tallarico served in the audit practice of Ernst & Young, LLP, from December 1990 to June 1996, leaving as an Audit Manager.

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

                                     PART II

                   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

        As of March 1, 2002, 35,319,002 shares of our common stock were issued and outstanding, of which 24,298,380 shares were Common Stock and 11,020,622 shares were Class B Common Stock. The Common Stock was held by 491 shareholders of record; the Class B Common Stock was held by 22 shareholders of record.

        Our Board of Directors declared a cash dividend of $.02 per share in 2000. Our Board of Directors determined not to declare a dividend in 2001. Payment of any future dividends is at the discretion of the Board of Directors and depends on a number of conditions. Among other things, dividend payments depend upon our results of operations and financial condition, capital requirements and general economic conditions. The terms of our senior debt impose certain limits upon our ability to pay dividends and make other distributions. In addition, we are subject to the General Corporation Law of Delaware, which restricts our ability to pay dividends in certain circumstances.

COMMON STOCK

        Our Common Stock is listed and trades on the New York Stock Exchange under the symbol "AK."

        The table below sets forth the high and low sales prices of our Common Stock for each full quarterly period in the two most recent fiscal years according to the New York Stock Exchange.

2001                High               Low               2000              High        Low
----                ----               ---               ----              ----        ---
First Quarter       $15.06             $ 8.69            First Quarter     $19.53      $12.36
Second Quarter      $12.80             $10.33            Second Quarter    $15.06      $10.94
Third Quarter       $14.85             $ 8.50            Third Quarter     $14.13      $ 9.69
Fourth Quarter      $17.89             $ 9.40            Fourth Quarter    $11.63      $ 7.88

        On March 1, 2002, the high and low sales prices of our Common Stock, according to the New York Stock Exchange, were $16.73 and $16.15, respectively.

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

                                                                    YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------------
                                         2001            2000               1999               1998               1997
                                       ---------       ---------          ---------          ---------          ---------
Consolidated Statement of Income Data:                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue ...........................    $ 231,425       $ 263,305          $ 243,130          $ 235,516          $ 229,828
Agency commissions and discounts          32,568          38,741             35,547             34,015             32,085
                                       ---------       ---------          ---------          ---------          ---------
Net revenue .......................      198,857         224,564            207,583            201,501            197,743
Expenses (other income):
    Operating expenses ............      179,715         181,644            157,065            150,911            142,089
    Workforce reduction costs .....        2,442              --                 --                 --                 --
    Restructuring expenses ........           --            (178)             1,125                 --                 --
    Depreciation and amortization
      expense......................       45,193          39,161             26,042             14,078             13,184
    Interest expense ..............       28,834          27,687             33,510             23,151             24,666
    Interest Income ...............         (348)         (1,892)              (551)              (359)              (457)
    Net loss (gain) on
      dispositions of assets.......        2,202        (277,650)(1)        (28,999)(1)        (33,524)(1)             --

    Litigation expense (adjustment)           --              --                 --                 --             (5,000)

    Other .........................        2,056             901                733                452              9,344
                                       ---------       ---------          ---------          ---------          ---------
      Total expenses (other
        income)....................      260,094         (30,327)           188,925            154,709            183,826
                                       ---------       ---------          ---------          ---------          ---------

Income (loss) from continuing
    operations before income
    taxes and extraordinary items..      (61,237)        254,891             18,658             46,792             13,917

Income tax benefit (expense) ......       21,206         (96,284)            (7,917)           (18,576)            19,168
                                       ---------       ---------          ---------          ---------          ---------
Income (loss) from continuing
    operations before extraordinary
    items..........................      (40,031)        158,607             10,741             28,216             33,085

Income (loss) from discontinued
    operations, net of taxes(2) ...       92,681          (9,707)            (2,778)            (4,693)              (156)
                                       ---------       ---------          ---------          ---------          ---------
Income before extraordinary items         52,650         148,900              7,963             23,523             32,929
Extraordinary items - loss on
    debt extinguishment and
    merger costs, net of taxes ....       (7,115)             --             (1,373)            (4,346)                --
                                       ---------       ---------          ---------          ---------          ---------
Net income applicable to common
    shares.........................    $  45,535       $ 148,900          $   6,590          $  19,177          $  32,929
                                       =========       =========          =========          =========          =========
Per common share:

    Income from continuing
      operations before
      extraordinary items..........    $   (1.14)      $    4.54          $     .33          $     .89          $    1.05

    Discontinued operations .......         2.64            (.28)              (.09)              (.14)                --
    Extraordinary items ...........         (.20)             --               (.04)              (.14)                --
                                       ---------       ---------          ---------          ---------          ---------
    Net income ....................    $    1.30       $    4.26          $     .20          $     .61          $    1.05
                                       =========       =========          =========          =========          =========
    Common shares used in per
    share computation..............       35,088          34,994             32,932             31,627             31,345

Per common share -- assuming
    dilution:
    Income before extraordinary
       items.......................    $   (1.14)      $    4.52          $     .32          $     .88          $    1.04
    Discontinued operations .......         2.64            (.28)              (.08)              (.14)                --
    Extraordinary items ...........         (.20)             --               (.04)              (.14)                --
                                       ---------       ---------          ---------          ---------          ---------
    Net income ....................    $    1.30       $    4.24          $     .20          $     .60          $    1.04
                                       =========       =========          =========          =========          =========
    Common shares used in per
      share computation -- assuming
      dilution ....................       35,088          35,122             33,110             31,883             31,652

Dividends ........................          $---       $     .02          $     .02          $     .02          $     .02
                                       =========       =========          =========          =========          =========
Consolidated Balance Sheet Data
  (at end of period):

Working capital (deficit) ........     ($233,991)      $  15,310          $  21,704          $  15,706          $  12,019
Total assets .....................       576,841         667,307            528,436            316,126            266,385
Total long-term debt .............         1,493         385,641            403,761            266,999            213,294
Total debt .......................       290,579         394,671            414,593            270,100            229,424
Stockholders' equity (deficiency).       223,005         175,980             27,289            (25,841)           (44,909)

--------------------
(1) See Note 4  to the Consolidated Financial Statements.
(2) See Note 5 to the Consolidated Financial Statements.

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

OVERVIEW

        We reported net income of $45.5 million in 2001, compared to $148.9 million in 2000. Our net income for 2001 includes a net gain from disposal of discontinued operations of $92.7 million and extraordinary losses of $7.1 million. By contrast, our 2000 net income includes a net gain on dispositions of assets of $277.7 million and a loss from discontinued operations of $9.7 million. Net revenue in 2001 decreased by $25.7 million, or 11%, from 2000, and our EBITDA (as defined below) decreased by $26.4 million, or 61%.

        On October 5, 2001, we entered into a merger agreement (the "Merger Agreement") with Clear Channel Communications, Inc. ("Clear Channel"). Under the terms of Merger Agreement, each share of the common stock and the Class B common stock of Ackerley will be converted into the right to receive 0.35 of a share of the common stock of Clear Channel. The transaction is intended to be tax-free to the Company's stockholders. Our stockholders approved the transaction on January 24, 2002. The transaction, which we expect to consummate in the second quarter of 2002, is subject to customary regulatory approvals and closing conditions.

        On April 2, 2001, we sold our sports & entertainment operations pursuant to a letter of intent signed on December 8, 2000. Accordingly, our sports & entertainment operations are reflected in our financial statements as a discontinued operation for all periods presented. This transaction is more fully discussed in Note 5 to the Consolidated Financial Statements.

        As with many media companies, our acquisitions and dispositions have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, our management believes that EBITDA (defined as net revenue less operating expenses, work force reduction costs, and restructuring expenses before amortization, depreciation, interest, net gain
(loss) on dispositions of assets and other expenses) is an appropriate measure of our financial performance. Similarly, we believe that Segment Operating Cash Flow (defined as EBITDA before corporate overhead and workforce reduction costs) is an appropriate measure of our segments' financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use EBITDA to pay interest and principal on our long-term debt as well as to finance capital expenditures. EBITDA and Segment Operating Cash Flow, however, are not to be considered as alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

RESULTS OF OPERATIONS

        The following tables set forth certain historical financial and operating data for each of the three years in the period ended December 31, 2001, including net revenue, operating expenses, and Segment Operating Cash Flow information by segment:

                                                    YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------
                                        2001                   2000                  1999
                                -------------------    -------------------   -------------------
                                            AS % OF                AS % OF               AS % OF
                                              NET                    NET                   NET
                                 AMOUNT     REVENUE     AMOUNT     REVENUE    AMOUNT     REVENUE
                                --------    -------    --------    -------   --------    -------
Net revenue                     $198,857     100.0%    $224,564      100.0%  $207,583      100.0%
Segment operating expenses       162,668      81.8      157,674       70.2    142,048       68.4
Corporate overhead                17,047       8.6       23,792       10.6     16,142        7.8
Workforce reduction costs          2,442       1.2           --         --         --         --
                                --------               --------              --------
  Total operating expenses       182,157      91.6      181,466       80.8    158,190       76.2
                                --------               --------              --------
EBITDA                            16,700       8.4       43,098       19.2     49,393       23.8
Other expenses and (income):
  Depreciation and
    amortization expenses         45,193      22.7       39,161       17.4     26,042       12.5
  Interest expense                28,834      14.5       27,687       12.3     33,510       16.1
  Interest Income                   (348)     (0.2)      (1,892)      (0.8)      (551)      (0.3)
  Net loss (gain) on
    dispositions of assets         2,202       1.1     (277,650)    (123.6)   (28,999)     (14.0)
  Other                            2,056       1.0          901        0.4        733        0.4
                                --------               --------              --------
    Total other expenses and
        (income)                  77,937      39.2     (211,793)     (94.3)    30,735       14.8
Income (loss) from
  continuing operations
  before income taxes and
  extraordinary items            (61,237)    (30.8)     254,891      113.5     18,658        9.0
Income tax benefit (expense)      21,206      10.7      (96,284)     (42.9)    (7,917)      (3.8)
                                --------               --------              --------
Income (loss) from
  continuing operations                                                                      5.2
  before extraordinary items     (40,031)    (20.1)     158,607       70.6     10,741
Gain (loss) from
  discontinued operations,
  net of taxes                    92,681      46.6       (9,707)      (4.3)    (2,778)      (1.4)
                                --------               --------              --------

Income before extraordinary
  items                           52,650      26.5      148,900       66.3      7,963        3.8
Extraordinary items, net of
  taxes                           (7,115)     (3.6)          --         --     (1,373)      (0.6)
                                --------               --------              --------
Net income                       $45,535      22.9     $148,900       66.3   $  6,590        3.2
                                 =======               ========                ======

                                                         YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                  2001           2000            1999
                                               ---------       ---------       ---------
                                                         (DOLLARS IN THOUSANDS)
NET REVENUE:

    Outdoor media                              $  77,912       $  89,309       $  98,751
    Television broadcasting                       98,222         107,615          81,669
    Radio broadcasting                            22,509          27,589          27,163
    Interactive media                                214              51              --
                                               ---------       ---------       ---------
       Total net revenue                       $ 198,857       $ 224,564       $ 207,583
                                               =========       =========       =========
SEGMENT OPERATING EXPENSES:

    Outdoor media                              $  48,927       $  51,364       $  56,877
    Television broadcasting                       92,307          86,841          69,608
    Radio broadcasting                            20,058          19,018          15,563
    Interactive media                              1,376             451              --
                                               ---------       ---------       ---------
       Total segment operating expenses        $ 162,668       $ 157,674       $ 142,048
                                               =========       =========       =========
SEGMENT OPERATING CASH FLOW AND EBITDA:

    Outdoor media                              $  28,985       $  37,945       $  41,874
    Television broadcasting                        5,915          20,774          12,061
    Radio broadcasting                             2,451           8,571          11,600
    Interactive media                             (1,162)           (400)             --
                                               ---------       ---------       ---------
       Total Segment Operating Cash Flow          36,189          66,890          65,535
    Corporate overhead                           (17,047)        (23,792)        (16,142)
    Workforce reduction costs                     (2,442)             --              --
                                               ---------       ---------       ---------
       EBITDA                                  $  16,700       $  43,098       $  49,393
                                               =========       =========       =========
CHANGE IN NET REVENUE FROM PRIOR PERIODS:

    Outdoor media                                  (12.8)%          (9.6)%          (9.0)%
    Television broadcasting                         (8.7)           31.8            19.3
    Radio broadcasting                             (18.4)            1.6            11.0
    Interactive media                              319.6              NA              NA
       Change in total net revenue                 (11.4)            8.2             3.0
SEGMENT OPERATING EXPENSES AS A % OF NET
  REVENUE:

    Outdoor media                                   62.8%           57.5%           57.6%
    Television broadcasting                         94.0            80.7            85.2
    Radio broadcasting                              89.1            68.9            57.3
    Interactive media                              643.0           884.3              --
       Total segment operating expenses as
          a % of total net revenue:                 81.8            70.2            68.4
SEGMENT OPERATING CASH FLOW AS A % OF NET
  REVENUE:

    Outdoor media                                   37.2%           42.5%           42.4%
    Television broadcasting                          6.0            19.3            14.8
    Radio broadcasting                              10.9            31.1            42.7
    Interactive media                             (543.0)         (784.3)             --
      Segment Operating Cash Flow as a %
        of total net revenue                        18.2            29.8            31.6
EBITDA AS A % OF TOTAL NET REVENUE                   8.4            19.2            23.8

2001 COMPARED WITH 2000

        Net Revenue. Our 2001 net revenue was $198.9 million. This represented a decrease of $25.7 million, or 11%, compared to $224.6 million in 2000. Changes in net revenue were as follows:

    - Outdoor Media. 2001 net revenue from our outdoor media segment decreased by $11.4 million, or 13%, from 2000. This decrease resulted primarily from a decrease in national sales, particularly in the dot-com and automotive advertising categories. While our local sales were also impacted negatively by declines in dot-com advertising, they were partially offset by increases in a variety of other categories.

    - Television Broadcasting. 2001 net revenue from our television broadcasting segment decreased by $9.4 million, or 9%, from 2000. These results include television stations WETM and WBGH acquired in February 2000, WWTI in April 2000, KKFX in May 2000, and KGPE in August 2000. Excluding these transactions, net revenue for 2001 decreased $13.8 million, or 15% compared to 2000. This decrease was due primarily to decreases in political revenue and national sales, particularly in the automotive advertising category.

    - Radio Broadcasting. 2001 net revenue from our radio broadcasting segment decreased by $5.1 million, or 18%, from 2000. This decrease was due primarily to a decrease in both national and local sales, particularly in the dot-com and automotive advertising categories, and is consistent with industry trends.

        Segment Operating Expenses. 2001 segment operating expenses (which exclude corporate overhead) were $162.7 million. This represented an increase of $5.0 million, or 3%, compared to $157.7 million in 2000. Changes in segment operating expenses were as follows:

    - Outdoor Media. 2001 operating expenses from our outdoor media segment decreased by $2.5 million, or 5%, from 2000. This decrease was due primarily to cost reduction initiatives implemented in the second quarter of 2001.

    - Television Broadcasting. 2001 operating expenses from our television broadcasting segment increased by $5.5 million, or 6%, from 2000. This increase was mainly due to the addition of stations WETM and WBGH in February 2000, WWTI in April 2000, KKFX in May 2000, and KGPE in August 2000. Excluding those transactions, operating expenses for 2001 increased $1.0 million, or 1%, compared to 2000. The increase was due to increased programming and fiber optic connection costs, offset partially by cost reduction initiatives implemented in the second quarter of 2001.

    - Radio Broadcasting. 2001 operating expenses from our radio broadcasting segment increased by $1.0 million, or 6%, from 2000. This increase was primarily due to increased costs of on-air talent and increased costs related to the radio broadcasting segment's new operating facility.

        Corporate Overhead Expenses. Corporate overhead expenses were $17.0 million in 2001. This represented a decrease of $6.7 million, or 28%, from 2000. This decrease was a result primarily of cost reduction initiatives implemented in the second quarter of 2001 and one-time costs associated with celebrating our 25th anniversary in the second quarter of 2000.

        Workforce Reduction Costs. As more fully described in Note 16 to the consolidated financial statements, we recorded a charge of $2.4 million in the second quarter of 2001 consisting of termination benefits for employees whose positions were eliminated in connection with a company-wide cost reduction initiative, which included a senior management transition.

        EBITDA. Our EBITDA was $16.7 million in 2001. This represented a decrease of $26.4 million, or 61%, compared to $43.1 million in 2000.

        Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $45.2 million in 2001. This represented an increase of $6.0 million, or 15%, compared to $39.2 million in 2000. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000, depreciation expense from construction of a new operating facility for our radio broadcasting operations and our corporate technology group, and depreciation expense from our investment in Digital CentralCasting and automated news production systems for our television broadcasting segment.

        Interest Expenses. Our interest expense was $28.8 million in 2001. This represented an increase of $1.1 million, or 4%, from $27.7 million. This increase was due primarily to higher average debt balances during 2001, which resulted primarily from borrowings to fund the acquisition of television station KGPE in the third quarter of 2000 and our funding of operating losses associated with our discontinued sports & entertainment operations through April 2, 2001. Our debt balances were lower in 2000 due to the application of proceeds from the sale of our Florida outdoor advertising operations in January 2000.

        Interest Income. We recognized interest income of $0.3 million in 2001 compared to $1.9 million in 2000. The 2000 amount was higher due primarily to interest income received on the proceeds from the sale of our Florida outdoor advertising operations in January 2000.

        Other. We hold investments in several closely held companies. During 2001, impairment charges of $1.7 million were recorded with respect to these investments as we considered these impairments to be other than temporary. The remaining items in other expenses include $0.3 million and $0.1 million of stock compensation expense in 2001 and 2000, respectively, and equity in losses of affiliates of $0.8 million in 2000.

        Net Gain on Dispositions of Assets. As described in Note 4 to the consolidated financial statements, we recognized a net loss of $2.2 million on the disposal of radio broadcasting transmission facilities in the second quarter of 2001. We recognized a net gain at $277.7 million in 2000 due to the sale of our Florida outdoor advertising operations and television station KCBA in California in January 2000.

        Income Taxes. We recognized an income tax benefit of $21.2 million based on our loss from continuing operations before extraordinary items of $61.2 million in 2001 compared to income tax expense of $96.3 million based on our income from continuing operations before extraordinary item of $254.9 million in 2000. The effective tax rate was 35% in 2001 compared to 38% in 2000.

        Discontinued Operations. As more fully described in Note 5 to the consolidated financial statements, we recorded an after-tax gain of $92.7 million in 2001 on the sale of our discontinued sports & entertainment operations. For 2000, we recorded an after-tax loss of $9.7 million from our discontinued sports & entertainment operations.

        Extraordinary Items. In 2001, we incurred costs of $6.7 million in connection with our proposed merger with Clear Channel. In addition, we recorded a pre-tax charge of $2.0 million for the write-off of deferred financing costs in connection with the replacement of our bank credit facilities. Net of the income tax benefit of $1.6 million, these two items totaled $7.1 million. There were no such charges in 2000.

        Net Income. Our net income was $45.5 million in 2001. This represented a decrease of $103.4 million, or 69%, from $148.9 million in 2000.

2000 COMPARED WITH 1999

        Net Revenue. Our 2000 net revenue was $224.6 million. This represented an increase of $17.0 million, or 8%, compared to $207.6 million in 1999. Changes in net revenue were as follows:

        - Outdoor Media. Net revenue from our outdoor media segment decreased by $9.5 million, or 10%, from 1999. This decrease was primarily due to the absence of our Florida outdoor advertising operations, which we sold in January 2000. Excluding our Florida outdoor advertising operations, net revenue from our outdoor media segment increased by $16.4 million, or 23%, from 1999. This increase mainly resulted from growth in national and local sales in the Boston and Northwest markets. We completed the expansion of our national sales organization during 1999, which contributed to our national sales growth. Within this segment, dot-com advertising increased 148% to $12.1 million in 2000.

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

        Segment Operating Expenses. Segment operating expenses (which exclude corporate overhead) were $157.7 million in 2000. This represented an increase of $15.7 million, or 11%, compared to $142.0 million in 1999. Changes in segment operating expenses were as follows:

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

        - Television Broadcasting. Operating expenses from our television broadcasting segment increased by $17.2 million, or 25%, from 1999. This increase was due mainly to the addition of stations WETM, WBGH, WWTI, KGPE, and KKFX in 2000; stations WOKR and KTVF in 1999; and the exchange of station KKTV for KCOY in 1999. Our 1999 operating expenses included a restructuring charge of $1.1 million recognized in connection with our implementation of Digital CentralCasting. This restructuring charge consisted primarily of costs associated with employee staff reductions, contract terminations, legal, and other costs associated directly with the restructuring. Excluding these transactions, operating expenses from our television broadcasting segment increased by $2.4 million, or 4%, from 1999. This increase was primarily due to higher program, promotion, and production expenses relating to the expansion of our local news.

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

        Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $39.2 million in 2000. This represented an increase of $13.2 million, or 51%, compared to $26.0 million in 1999. This increase resulted primarily from depreciation and amortization expenses relating to our business acquisitions during 2000. In addition, depreciation expense increased as a result of our investment in a new operating facility for our radio broadcasting and corporate technology operations, and our investment in the Digital CentralCasting and ParkerVision systems for our television broadcasting segment.

        Interest Expense. Our interest expense was $27.7 million in 2000. This represented a decrease of $5.8 million, or 17%, from $33.5 million in 1999. This decrease was due to lower average debt balances during 2000 resulting from the application of proceeds from the sale of our Florida outdoor advertising operations.

        Interest Income. We recognized interest income of $1.9 million in 2000 compared to $0.6 million in 1999. The 2000 amount was higher due primarily to interest income received on the proceeds from the sale of our Florida outdoor advertising operations in January 2000.

        Other. We recognized stock compensation expense of $0.1 million in 2000 compared to $0.6 million in 1999. The 1999 expense primarily related to the amendments of certain stock option agreements. Other expenses also includes equity in losses of affiliates of $0.8 million in 2000 and $0.2 million in 1999.

        Net Gain on Dispositions of Assets. We recognized a net gain on disposition of assets of $277.7 million. This gain consisted of a $269.3 million gain from the sale of our Florida outdoor advertising operations, an $8.8 million gain from the sale of station KCBA, and a $0.4 million loss on disposal of certain assets of our radio broadcasting segment resulting from its relocation to a new facility. The net gain of $29.0 million in 1999 resulted from a $28.6 million gain from the exchange of the assets of television station KKTV for the assets of television station KCOY, a $1.6 million gain relating to the sale of our airport advertising operations, and a $1.2 million loss on the sale of a radio broadcasting tower.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash used in operating activities was $63.2 million in 2001 compared to $78.3 million in 2000. Included in these amounts are cash paid for income taxes of $35.8 and $70.7 million in 2001 and 2000, respectively. These income tax payments resulted primarily from the gain on sale of our sports & entertainment operations in 2001 and the gain on sale of our Florida outdoor advertising operations in 2000. In addition, our cash flow from operating activities was impacted negatively by the operating losses from our discontinued sports & entertainment operations for all of 2000 and the first quarter of 2001. On a pre-tax basis, this loss amounted to $15.6 million in 2000. Finally, in the first quarter of 2000 we paid $7.5 million in damages in connection with a lawsuit.

        Our working capital decreased to a deficit of $234.0 million at December 31, 2001 from $15.1 million at December 31, 2000. This decrease was due primarily to the reclassification of outstanding borrowings under our 2001 Credit Agreement and our 9% Senior Subordinated Notes as a current liability, as discussed below. This was offset partially by a decrease in accrued liabilities and deferred revenue due to the sale of our sports & entertainment operations in April 2001.

        Capital expenditures were $8.3 million in 2001, compared to $41.4 million in 2000. Capital expenditures in 2001 were primarily for equipment to complete our Digital CentralCasting implementation, automated news production systems and news sets, upgrades to our operating facilities for television station KGPE in Fresno, California, and for outdoor advertising structures in Washington.

        For the periods presented, our long-term liquidity needs have been principally for acquisitions, capital expenditures, and refinancing our indebtedness. We have financed these needs through proceeds from the sale of our sports & entertainment operations in 2001, proceeds from the sale of our Florida outdoor advertising operations in 2000, proceeds from the issuance of common stock in 1999, proceeds from the sale of subordinated debt securities in 1999, and bank borrowings.

        Following is a summary of our financing activities and debt structure:

        On January 22, 1999, we replaced our previous credit agreement with a new $325.0 million credit agreement (the "1999 Credit Agreement"), consisting of a $150.0 million term loan facility (the "Term Loan") and a $175.0 million revolving credit facility (the "Revolver"), which includes up to $10.0 million in standby letters of credit. This transaction resulted in a charge of approximately $0.6 million, net of taxes, consisting of the write-off of deferred financing costs.

        On January 5, 2000, we applied proceeds from the sale of our Florida outdoor advertising operations (as discussed in Note 4 to the Consolidated Financial Statements) to fully repay outstanding borrowings under our 1999 Credit Agreement, consisting of $43.0 million under the Revolver and $150.0 million under the Term Loan. In connection with the transaction, we amended the 1999 Credit Agreement to waive, on a one-time basis, the mandatory requirement to apply 100% of net proceeds from asset dispositions to permanently repay borrowings under the Revolver and to provide for a new commitment amount under the Revolver of approximately $147.9 million. Additionally, we amended the 1999 Credit Agreement to provide for a delayed-draw term loan facility of approximately $126.8 million (the "2000 Term Loan") allowing us to borrow, through no more than two separate borrowings, the maximum amount available under the 2000 Term Loan. On September 15, 2000 we borrowed $54.0 million under the 2000 Term Loan to acquire television station KGPE(TV).

        On September 7, 2001, we replaced our 1999 Credit Agreement with a new $120.0 million credit agreement (the "2001 Credit Agreement"), consisting of a $100.0 million term loan (the "2001 Term Loan") and a $20.0 revolving credit facility (the "2001 Revolver"). The 2001 Revolver includes up to $5.0 million in standby letters of credit. The transaction resulted in a charge of $1.6 million, net of applicable taxes of $0.9 million, consisting of the write-off of deferred financing costs. In addition, the transaction included a discount of $3.6 million, which is being amortized in interest expense over the term of the 2001 Credit Agreement.

        At closing, a portion of the 2001 Term Loan was placed in escrow to fund our estimated federal income tax payments due in October and December of 2001 and the interest payment on our senior subordinated notes due in January 2002. The estimated federal income tax payments were funded, leaving $9.0 million in escrow to fund the January 15, 2002 interest payment. Accordingly, the interest payment was funded out of escrow on January 15, 2002. The $9.0 million is classified as restricted cash on our consolidated balance sheet.

        Principal payments under the 2001 Term Loan are due in quarterly installments of $250,000 each for the period commencing on December 31, 2001 and ending on September 30, 2005, and $24.0 million each for the period commencing on December 31, 2005 and ending on August 31, 2006. Any outstanding borrowings under the 2001 Revolver will be due on August 31, 2004. At December 31, 2001, outstanding borrowings under the 2001 Term Loan were $91.3 million. The unamortized discount at December 31, 2001 was $3.3 million. There were no outstanding borrowings under the 2001 Revolver at December 31, 2001.

        In addition, the 2001 Credit Agreement and the 9% Senior Subordinated Notes restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, and sell or transfer our assets. They also contain restrictive covenants requiring us to maintain certain financial ratios.

        We can choose to have interest calculated at rates based on either LIBOR or a base rate plus defined margins. The interest rate applicable to the 2001 Revolver will be subject to certain reductions based on our interest coverage ratio. Commitment fees on the unused portion of the 2001 Revolver are payable quarterly at an annual rate of 1.5%.

        We have obtained waivers of compliance with certain restrictive covenants effective for the period December 31, 2001 through May 31, 2002. Pursuant to the terms of the waivers, we cannot access the 2001 Revolver during the waiver period. After May 31, 2002, our lenders would have the right to accelerate the payment of our indebtedness, unless we were to obtain an extension of the waivers. In addition, an acceleration of our indebtedness under the 2001 Credit Agreement could cause an acceleration of our indebtedness under the 9% Senior Subordinated Notes. As the waivers currently expire prior to December 31, 2002, all outstanding borrowings under the 2001 Credit Agreement and the 9% Senior Subordinated Notes have been classified as current at December 31, 2001. If the merger does not close by May 31, 2002, we will need to obtain extensions of the waivers or make other financing arrangements. There can be no guarantee that we will be able to do so. Under the change of control provisions of the 2001 Credit Agreement, all outstanding borrowings thereunder will be repaid fully upon closing of the merger with Clear Channel.

        We have pledged substantially all of our subsidiaries' outstanding stock and assets as collateral for amounts due under the 2001 Credit Agreement. Thus, if we default under the 2001 Credit Agreement, the lenders may take possession of and sell substantially all of our subsidiaries and their assets.

        On February 24, 1999, we issued additional Senior Subordinated Notes due 2009 in the aggregate principal amount of $25.0 million. The total aggregate amount of Senior Subordinated Notes issued and outstanding is $200.0 million. The Senior Subordinated Notes bear interest at 9%, which is payable semi-annually in January and July. Principal is payable in full in January 2009. Under the change of control provisions of the Indenture, within 30 days after the closing of the merger with Clear Channel, the Company will be required to make an offer to repurchase all of the outstanding 9% Senior Subordinated Notes at a price of 101% plus accrued interest to the date of repurchase. Such repurchase must occur no less than 30 days and no later than 45 days after the date of the repurchase offer.

        On March 15, 1999, we redeemed the $20.0 million outstanding principal of our 10.48% Senior Subordinated Notes due 2000 with borrowings under the 1999 Credit Agreement. This transaction resulted in a charge of approximately $0.8 million, net of taxes, consisting of prepayment fees and the write-off of deferred financing costs.

        On August 6, 1999, we issued 3,000,000 shares of common stock at a price of $15.25 per share pursuant to an underwritten public offering. Our net proceeds were approximately $42.9 million, which were used primarily to repay borrowings outstanding under the 1999 Credit Agreement. On September 7, 1999, we received approximately $3.6 million in net proceeds from the issuance of 250,000 shares of common stock upon the exercise of the underwriters' overallotment option, which were also used to repay borrowings under the 1999 Credit Agreement.

        Following are items that may impact our liquidity in 2002:

        - After May 31, 2002, we would likely need to extend our waivers of compliance with certain restrictive covenants of our 2001 Credit Agreement. It is uncertain as to whether we would be able to obtain such extensions of the waivers.

        - National advertising may continue to decrease or remain at current levels as a result of the current national economic conditions. Our liquidity may be impacted negatively depending on the magnitude of this trend, its duration, and our ability to offset decreased national sales with increased local sales.

        - Under current FCC regulations, we will need to construct DTV facilities for several of our television stations by November 1, 2002. We estimate that this will cost approximately $9 to $11 million.

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

TAXES

        Due to the gain on the sale of our Florida outdoor advertising operations, our federal net operating loss, alternative minimum tax credit, and charitable contribution carryforwards were fully utilized in our 2000 federal tax return.

INFLATION

        The effects of inflation on our costs generally have been offset by our ability to correspondingly increase our rate structure.

CRITICAL ACCOUNTING POLICIES

        Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements. These policies, along with the underlying assumptions and judgments made in their application, may have a significant impact on our consolidated financial statements. We identify the most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments and estimates about matters that are inherently uncertain. Following are our most critical accounting policies.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables. This involves considering the customer's financial condition and credit history, current economic conditions, and overall historical bad debt experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Business Combinations -- Purchase Price Allocation

        During 1999 and 2000, we completed acquisitions of other companies. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. The fair values were determined by our management, generally based on information supplied by the management of the acquired entities, and valuations prepared by independent appraisal experts.

        In connection with these acquisitions, we have recorded a significant amount of intangible assets, consisting primarily of FCC licenses, network affiliation agreements, and goodwill. The appraisal experts utilized a discounted cash flow analysis to determine the fair values of the FCC licenses and network affiliation agreements.

Valuation of Investments

        We hold investments in several closely held companies. These investments are carried at cost, less adjustments to reflect any impairment deemed to be other than temporary. The investments are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. This review includes an analysis of the companies' historical financial condition, results of operations, and cash flows, as well as forecasts of future financial performance. It also includes information obtained from discussions with members of the companies' senior management team and measurements based on the pricing of recent debt and/or equity financings and/or the anticipated pricing of financing expected over the coming year. If an impairment is identified and considered to be other than temporary, the impairment loss is measured by comparing the estimated fair value to the carrying value of the investment. During 2001, impairment charges of $1.7 million were recorded with respect to these investments.

Long-lived Assets -- Impairment

        We assess our long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

        - a significant underperformance relative to historical or projected future operating results that is other than temporary;

        - a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

        - a significant negative industry or economic trend that is other than temporary;

        -  our market capitalization relative to net book value.

        In addition, for 2001 we considered the value of our business represented by the common stock exchange ratio under terms of our merger with Clear Channel. The common stock exchange ratio, based on the closing price of Clear Channel shares on October 5, 2001, the trading day immediately prior to the date of public announcement of the merger, represented a 28% premium to the closing share price of our common stock on October 5, 2001. During the period from October 5, 2001 through March 1, 2002, based on the trading price of Clear Channel common stock, this premium has been maintained or increased.

NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, effective for business combinations, occurring after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 12, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the no amortization provisions of SFAS No. 142 is expected to result in an increase in pre-tax income of approximately $19 million per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, providing a single model for long-lived assets to be disposed of. In addition, SFAS No. 144 amends certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with respect to the accounting for discontinued operations. The impact of the statement is currently being studied, and the effect of the new statement on the financial statements has not yet been determined.

               ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

        Our interest income and expense are most sensitive to changes in the general level of interest rates. In this regard, changes in LIBOR and U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. To mitigate the impact of fluctuations in interest rates, we generally maintain a portion of our debt as fixed rate in nature.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates, which consist of debt obligations for the years ended December 31, 2001 and 2000. The table presents principal cash flows and related weighted average interest rates by maturity dates.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                             AVERAGE INTEREST RATE

                             (Dollars in thousands)

                                                                                                            Fair
                                                                                                            Value
                              2002         2003       2005       2005       2006   Thereafter    Total    12/31/01
                            --------       ----       ----       ----       ----   ----------    -----    --------
2001:
Long-term debt, including
  current portion

   Fixed rate               $200,000         --        --         --         --        --       $200,000   $211,000
   Average interest rate        9.0%         --        --         --         --        --
   Variable rate             $91,271         --        --         --         --        --       $ 91,271   $ 91,271
   Average Interest Rate         (a)

                                                                                                            Fair
                                                                                                            Value
                              2001         2002       2003       2004       2005   Thereafter    Total    12/31/00
                              ----         ----       ----       ----       ----   ----------    -----    --------
2000:
Long-term debt,
  including current
  portion

Fixed rate                      --           --           --         --         --     $200,000   $200,000     $176,000
Average interest rate           --           --           --         --         --        9.00%
Variable rate               $5,400      $29,588      $40,375    $50,468    $50,469           --   $176,300     $176,300
Average Interest Rate          (a)          (a)          (a)        (a)        (a)           --


(a) The interest rate is based on a base rate or LIBOR plus defined margins which vary based on our total leverage ratio.

              ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information called for by this item is included in Item 14, pages F-1 through F-25

             ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

          ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

        Our Board of Directors cannot consist of less than one (1) director and cannot consist of more than fifteen (15) directors. Our Certificate of Incorporation provides that the presently sitting Board may change the number of directors from time to time. Once elected, Board members serve terms of one (1) year, and until their successors are elected and qualified. Our Board of Directors is currently fixed at ten (10) members, and the following persons are our current directors.

                                   Company
                                   Director
      Nominee               Age     Since    Principal Occupation and Professional Experience
      -------               ---    --------  ------------------------------------------------
 Barry A. Ackerley          67      1975     Mr. Ackerley, one of our founders, has been the
                                             Chief Executive Officer and a director of The
                                             Ackerley Group and its predecessor and subsidiary
                                             companies since 1975. He also currently serves as
                                             our Chairman.

 Gail A. Ackerley           64      1995     Ms. Ackerley was elected to our Board of Directors
                                             in May 1995. She became Co-Chairman in September
                                             1996, in February 2001 was appointed Co-Chief
                                             Executive Officer. From November 1996 until
                                             February 15, 2000, she served as one of our
                                             Co-Presidents. Ms. Ackerley has served as
                                             Chairman of Ackerley Corporate Giving since 1986,
                                             supervising our charitable activities, and during
                                             2000 served as Chairman of the Seattle Storm.

 Christopher H. Ackerley    32      2000     Mr. Ackerley was named President on July 31, 2001,
                                             with principal responsibility for overseeing our
                                             operating segments and corporate functions.  As
                                             Co-President, he was responsible for overseeing
                                             our marketing, investor relations, information
                                             technology, and technology-ventures investments.
                                             He joined The Ackerley Group in 1995, and was
                                             elected Vice President for Marketing and
                                             Development in May 1998.  He also served as
                                             Executive Vice President, Operations and
                                             Development from December 1998 until his election
                                             as Co-President in 2000.

                                   Company
                                   Director
      Nominee               Age     Since    Principal Occupation and Professional Experience
      -------               ---    --------  ------------------------------------------------
 Edward G. Ackerley         32      2000     Mr. Ackerley was elected to our Board of Directors
                                             in February 2000 and joined the Company as Vice
                                             President of Ackerley Ventures, Inc. in December
                                             2000. He was a founder of VictoryCigars.com, a
                                             custom cigar company, and has served as its
                                             President since its inception in June 1997 until
                                             December, 2000. From June 1995 until May 1997,
                                             Mr. Ackerley served as President of Jet City
                                             Entertainment, an in-flight entertainment company.

 Deborah L. Bevier          50      1998     Ms. Bevier was elected to our Board of Directors
                                             in November 1998. She is the Chief Executive
                                             Officer and President of the Laird Norton
                                             Financial Group and The Laird Norton Trust
                                             Company, a personal investment and trust services
                                             company. She also serves as the Chief Executive
                                             Officer of Wentworth, Houser and Violich, Inc. (a
                                             registered investment adviser). She also serves
                                             as a member of the Board of Directors of Laird
                                             Norton Trust Company, the Laird Norton Financial
                                             Group, and Wentworth, Houser and Violich, Inc.
                                             Prior to joining Laird Norton in 1996, Ms. Bevier
                                             served as Chairman and Chief Executive Officer of
                                             Key Bank of Washington and Northwest Region
                                             Executive for Key Private Bank.

 Chris W. Birkeland         33      2000     Mr. Birkeland was elected to our Board of
                                             Directors in February 2000. He has been a
                                             managing member of Cedar Grove Investments, LLC, a
                                             private venture capital firm, since January 1,
                                             2000. Prior to joining Cedar Grove Investments,
                                             he was self-employed as a consultant and
                                             technology-venture investor. Mr. Birkeland was a
                                             founding member of PhotoDisc, Inc. (now Getty
                                             Images) and served as their Vice President of
                                             Finance and Operations from 1992 to October 1998.

 Kimberly A. Cleworth      38       2000     Ms. Cleworth was elected to our Board of Directors
                                             in February 2000. She has served as the President
                                             and Executive Director of The Ginger and Barry
                                             Ackerley Foundation since June 1997. From
                                             February 1994 to June 1997, Ms. Cleworth served as
                                             The Ackerley Group's Vice President of Marketing.

                                   Company
                                   Director
      Nominee               Age     Since    Principal Occupation and Professional Experience
      -------               ---    --------  ------------------------------------------------
 Keith D. Grinstein         41      2000     Mr. Grinstein was elected to our Board of
                                             Directors in February 2000. He has served as Vice
                                             Chairman of Nextel International, Inc., a wireless
                                             telecommunications company, since March 1999.
                                             Previously, he held the title of President and CEO
                                             of Nextel International, from November 1995 until
                                             March 1999. From 1994 until he joined Nextel, he
                                             served as President of the Aviation Communications
                                             division of AT&T. Prior to that, Mr. Grinstein
                                             held a number of executive positions at McCaw
                                             Cellular Communications, Inc. and subsidiaries.

 Michael T. Lennon          39      2000     Mr. Lennon was elected to our Board of Directors
                                             in February 2000. He is Managing Director of
                                             Lennon Smith Advisors, LLC, a mergers and
                                             acquisitions advisors firm. Previously, he was a
                                             Managing Director of Emerge Corporation, a mergers
                                             and acquisitions advisory firm from March 1999
                                             until January 2000. From September 1995 to March
                                             1999, Mr. Lennon was a principal of Olympic
                                             Capital Partners LLC, an investment banking and
                                             mergers and acquisitions advisory firm, prior to
                                             which he served as Chief Operating Officer of The
                                             MWW Group, Inc., a full-service marketing,
                                             communications and public relations firm.

 Michel C. Thielen          67      1979     Mr. Thielen has served as one of our directors
                                             since 1979. Mr. Thielen has been President and
                                             Chief Executive Officer of Thielen & Associates,
                                             an advertising agency, since 1969. He is also
                                             Vice President of Executive Wings, Inc., an
                                             airport operations company.

        Barry A. Ackerley and Gail A. Ackerley are husband and wife, and Christopher H. Ackerley, Edward G. Ackerley, and Kimberley A. Cleworth are their children. Additional information regarding transactions involving our operations and the Ackerley family is set forth under "Certain Relationships and Related Transactions" in Item 13 below.

SECTION 16(a) -- BENEFICIAL OWNERSHIP COMPLIANCE

        Our directors and executive officers, and persons holding more than ten percent (10%) of our outstanding Common Stock and Class B Common Stock, are required to report their share ownership to the Securities and Exchange Commission. In general, those parties must report their share ownership (1) when they become directors, executive officers or ten percent shareholders, and (2) whenever they engage in share transactions involving our Common Stock and Class B Common Stock.

        Based upon the written representations of our directors and executive officers, and copies of the reports that they have filed with the Securities and Exchange Commission, we have determined that our directors and executive officers have timely filed all of the reports that they were required to file during 2001, with the following exceptions:

        1. Kimberly Cleworth did not report the ownership of 3,240 shares of Class B Stock that should have been reported on her Form 3, filed on February 15, 2000. She received the shares December 23, 1999, as a gift. The shares were reported on a Form 4 filed on March 11, 2002.

        2. Michel C. Thielen inadvertently reported late the receipt of 409 shares of Common Stock received on May 1, 2001. The report, which was due on June 10, 2001, was reported on June 18, 2001.

                        ITEM 11 -- EXECUTIVE COMPENSATION

        All of our executive officers receive compensation for their services. Compensation information concerning the Chief Executive Officer and concerning the four most highly compensated executive officers who received aggregate cash compensation in excess of $100,000 during the last fiscal year ("Named Executives") is set forth in this Item 11.

SUMMARY COMPENSATION INFORMATION

        The following table sets forth compensation information concerning the Chief Executive Officer and concerning the four most highly compensated executive officers who received aggregate cash compensation in excess of $100,000 during the last fiscal year ("Named Executives"). The table covers compensation paid or accrued during the fiscal years ended December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                          Long Term
                                                                        Compensation
                                                                    -------------------          All Other
                                                                      Awards    Payouts        Compensation
                                  Annual Compensation               ----------  -------    --------------------
                      --------------------------------------------  Securities              Savings
                                                      Other Annual  Underlying   LTIP         and
Name and Principal                                    Compensation   Options    Payouts    Retirement     Other($)
Position              Year    Salary($)    Bonus($)      ($)(1)        (#)        ($)      Plan($)(2)       (3)
--------------------- -----   ---------   ---------   ------------  ----------  -------    ----------     --------
Barry A. Ackerley,    2001     699,519       -0-           N/A          -0-       -0-         6,800         32,317
Chairman and Chief    2000     750,000     203,400         N/A          -0-       -0-         6,800         18,984
Executive Officer
                      1999     750,000     225,900         N/A          -0-       -0-         6,400        139,885

Gail A. Ackerley,     2001     296,154       -0-           N/A          -0-       -0-         6,800          7,392
Co-Chairman and
Co-Chief Executive    2000     400,000       -0-           N/A          -0-       -0-         6,800          7,524
Officer (4)
                      1999     400,000      90,360         N/A          -0-       -0-          -0-           9,261

Christopher H.        2001     489,135     375,000         N/A          -0-       -0-         6,800          4,127
Ackerley, President
(5)                   2000     400,000      81,375         N/A          -0-       -0-         6,800          1,783

                      1999     160,000      12,048         N/A          -0-       -0-         5,939            711

Kevin E. Hylton,      2001     163,221     145,000         N/A          -0-       -0-         6,529            793
Senior Vice
President and Chief   2000      95,086      17,566         N/A          -0-       -0-         1,650            299
Financial Officer,
(6)

Sean M. Tallarico,    2001     107,797      52,500         N/A          -0-       -0-         4,030            168
Corporate
Controller (7)


--------------------------------------
(1) None of the Named Executives received perquisites or other personal benefits, in any of the years shown, in an aggregate amount equal to or exceeding the lesser of (i) $50,000 or (ii) 10% of the executive's total annual salary and bonus for each year.

(2) The amounts appearing in this column are our contributions and credits on behalf of each Named Executive under our Savings and Retirement Plan.

(3) Includes value of life insurance in excess of $50,000 for each of the Named Executives. Includes imputed interest of $4,505, and $871 in 2000 and $122,776, and $508 in 1999, respectively, on indebtedness to us incurred by Messrs. Barry Ackerley and Christopher Ackerley and imputed interest of $14,478 on indebtedness to us incurred by Mr. Barry Ackerley in 2001.

(4) Ms. Ackerley was named Co-Chief Executive Officer as of February 22, 2001. She also served as Co-President from November 3, 1997 to February 15, 2000.

(5) Mr. Christopher Ackerley was elected Vice President for Marketing and Development on May 1, 1998; Executive Vice President, Operations and Development in December 1998; Co-President on February 15, 2000; and President on July 31, 2001. The 2001 bonus consists of a payment under the retention and severance program implemented in connection with our merger with Clear Channel, as discussed in greater detail later.

(6) Mr. Hylton was hired as the Chief Financial Officer on June 5, 2000. The 2001 bonus includes of a payment under the retention and severance program implemented in connection with our merger with Clear Channel, as discussed in greater detail later.

(7) Mr. Tallarico was named an executive officer on February 22, 2001. The 2001 bonus consists of a payment under the retention and severance program implemented in connection with our merger with Clear Channel, as discussed in greater detail later.

OPTION GRANTS IN LAST FISCAL YEAR

        Pursuant to our Stock Option Plan, we have, from time to time, granted options to acquire shares of our Common Stock to some of the Named Executives. There were no options granted to our Named Executives in the last fiscal year.

OPTION EXERCISES IN LAST FISCAL YEAR

        This table includes the number of shares covered by both exercisable and non-exercisable stock options held by each of the Named Executives as of December 31, 2001. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                No. of Shares      Value of
                                                                 Underlying       Unexercised
                                                                 Unexercised      In-the-Money
                                                                 Options at       Options at
                                                                    Fiscal           Fiscal
                                                                   Year-End         Year-End
                                Shares Acquired     Value        exercisable/      exercisable/
Name                              on Exercise     Realized($)  unexercisable(#)  unexercisable($)
----                            ---------------   -----------  ----------------  ----------------
Barry A. Ackerley                      N/A             N/A            N/A              N/A
Gail A. Ackerley                       N/A             N/A            N/A              N/A
Christopher H. Ackerley                -0-             -0-        -0-/35,000       -0-/20,145
Kevin E. Hylton                        -0-             -0-          -0-/-0-         -0-/-0-
Sean M. Tallarico                      -0-             -0-          -0-/-0-         -0-/-0-


LONG TERM INCENTIVE PLANS

        We did not grant any long-term incentive compensation to any of our Named Executives during 2001.

DEFINED BENEFIT OR ACTUARIAL PLANS

        We do not have a defined benefit or actuarial plan.

COMPENSATION OF DIRECTORS

        Those directors who we do not employ as officers receive a quarterly fee of $5,000. In addition, we reimburse each nonemployee director up to $1,500 per quarter for his or her out-of-pocket expenses in connection with attendance at meetings of the Board of Directors. The following directors received additional compensation of $10,000 each in recognition of services performed as board members in connection with our proposed merger with Clear Channel: Edward G. Ackerley, Deborah L. Bevier, Chris W. Birkeland, Kimberly A. Cleworth, Keith D. Grinstein, Michael T. Lennon, and Michel C. Thielen. Nonemployee directors are eligible to receive their directors' fees in the form of shares of our Common Stock, as discussed in "Nonemployee-- Directors' Equity Compensation Plan" below.

NONEMPLOYEE-DIRECTORS' EQUITY COMPENSATION PLAN

        Our Nonemployee-Directors' Equity Compensation Plan was approved by our Board of Directors in 1995, and by our shareholders in 1996. Directors who do not also serve as employees are eligible to participate in the plan. The plan's purpose is to allow nonemployee directors to elect to receive directors' fees in the form of shares of our Common Stock instead of in cash. There are a total of 100,000 shares of Common Stock authorized and reserved for issuance under the plan.

        Nonemployee directors who want to receive their directors' fees in shares of Common Stock must submit a written election to us before their quarterly directors' fees become due and payable. We issue a number of shares to each nonemployee director as calculated against the closing price on the last trading day of the quarter, as quoted on the New York Stock Exchange. Thus, a nonemployee director receives the number of shares that he could have purchased for $5,000 on the open market as of closing on the last trading day of the quarter.

        As of December 31, 2001, we had 70,346 shares available for issuance under the Plan. At December 31, 2001, we had issued 21,793 shares of Common Stock under the Plan to the following directors in the following amounts:

                                                          SHARES ISSUED
DIRECTOR                                  TOTAL SHARES       IN 2001
--------                                  ------------    -------------
Edward G. Ackerley........................    1,260              --
Deborah L. Bevier.........................    4,256           1,507
Chris W. Birkeland........................    2,767           1,507
Kimberly A. Cleworth......................    1,164           1,164
Keith D. Grinstein........................    1,986             726
Michael T. Lennon.........................    2,767           1,507
Michel C. Thielen.........................    7,593           1,507

RETENTION AND SEVERANCE PROGRAM

        In connection with the proposed merger with Clear Channel, in order to foster the continued employment of key employees, we have entered into agreements with employees that provide for retention and/or severance benefits, including agreements with each of the following executive officers: Christopher Ackerley, Kevin Hylton and Sean Tallarico. Mr. Barry Ackerley and Mrs. Gail Ackerley are not parties to any severance or retention agreements.

        Except for Mr. Christopher Ackerley, whose agreement is described below, the program provides that if the employee remains employed by The Ackerley Group until December 31, 2001, the employee will receive a lump sum retention bonus payment based on a percentage of their annual compensation for 2001 ($105,000 for Mr. Hylton and $52,500 for Mr. Tallarico). If the employee remains employed until the closing date of the merger in the case of Mr. Hylton, or until 45 days after the closing date of the merger, in the case of Mr. Tallarico, the employee will receive an additional retention bonus payment of the same amount.

        Under this program, Mr. Hylton and Mr. Tallarico are also eligible for the following severance benefits if employment is terminated other than for "cause," or if employment is terminated as a result of a "constructive termination":

        - a lump sum cash payment equal to a percentage of their annual compensation for 2001 ($315,000 for Mr. Hylton and $13,552 for Mr. Tallarico);

        - continued medical and dental insurance coverage under COBRA for 12 months following the date of termination, subject to earlier termination if substitute coverage is obtained;

        - transfer of title of company automobile for Mr. Hylton and compensation for the tax liability resulting from the transfer;

        - a gross-up payment for certain employees of any excise tax imposed on the employee as a result of section 280G of the Internal Revenue Code; and

        - any unpaid retention bonus and any accrued but unpaid salary, bonus or other amounts.

        Under these agreements, "cause" is defined generally to include criminal convictions, material and willful misconduct, and deliberate non-performance of duties, and "constructive termination" is defined generally to include a reduction in position or authority, a reduction in compensation or benefits, a relocation of work location by more than 25 miles, or a failure to offer continued employment on comparable terms for two years following the completion of the merger.

        Mr. Hylton is subject to non-competition covenants for one year following termination of employment, and has agreed to provide consulting services for 45 days following termination of employment.

        The Agreement with Mr. Ackerley provides that in the event he remains in the service of The Ackerley Group until December 31, 2001, he will receive a retention bonus payment of $375,000, and an additional retention bonus payment of $375,000 if he remains in the service of The Ackerley Group until the closing date. If Mr. Ackerley's service with The Ackerley Group is terminated prior to a payment date by his death or disability or by The Ackerley Group other than for "cause," the agreement provides that the retention bonus payment will be accelerated.

        The agreement with Mr. Ackerley also requires him to provide consulting services to The Ackerley Group as an independent consultant for a period of five years following the closing date of the merger. Mr. Ackerley has also agreed to a non-competition restriction covering such five-year period. As consideration for the consulting services and the non-competition agreement,

Mr. Ackerley will receive an annual fee of $350,000. The agreement also provides for a gross-up payment equal to any excise tax imposed on Mr. Ackerley as a result of section 280G of the Internal Revenue Code.

REPRICING, REPLACEMENT OR CANCELLATION AND REGRANT OF OPTIONS

        We did not adjust or amend the exercise price of stock options previously awarded to any of our Named Executives at any time during 2001.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

        We did not have any Compensation Committee interlocks or insiders participating in compensation decisions at any time during 2001.

COMPENSATION COMMITTEE REPORT OF EXECUTIVE COMPENSATION

        In determining the compensation paid to our executive officers in 2001, the Committee employed compensation policies designed to align the compensation with our overall business strategy, values and management initiatives. These policies are intended to reward executives for enhancing the long-term value of our assets, to support a performance-oriented environment that rewards achievement of internal goals and recognizes our performance compared to performance levels of companies in its industries, and to attract and retain executives whose abilities are critical to the long-term success and competitiveness of our operations. The Committee believes that by striving to best obtain these goals the executive officers should enhance shareholder value for the long-term.

        The key components of executive officer compensation are (1) salary, which is based on factors such as the individual officer's level of responsibility and comparisons to similar positions in our subsidiaries and comparable media and advertising companies; (2) cash bonus awards, which are based on individual performance and the performance of our operations, measured primarily in terms of increases in our EBITDA and accomplishment of our strategic goals; and (3) stock option awards which are intended to increase the motivation for an interest in our long-term success as measured by our share price.

        The Committee based the 2001 compensation of the executive officers on the policies described above. The executives' salaries in 2001 were based on a variety of factors including the salaries of the executive officers of comparable media advertising companies. Individual performance was also taken into account.

        The Committee based the 2001 compensation of the Chief Executive Officer on the policies described above. The Chief Executive Officer's salary in 2001 decreased to $699,519 from $750,000 in 2000. This decrease was part of a salary reduction program including all executive officers and senior management. This program was implemented in connection with an overall cost reduction initiative throughout the company in response to the decline in the Company's financial results due to the decline in the national economy. Based on comparisons to other media companies and other publicly-traded companies based in Washington, the Chief Executive

Officer's 2001 salary was in the range of salaries of the chief executive officers of comparable media advertising and Washington-based public companies.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

        The following line-graph presentation compares cumulative, five-year shareholder returns on an indexed basis with the S&P 500 Stock Index or other broad market index performance and either a nationally recognized industry standard or an index of peer companies that we select. We have selected the S&P 500 Stock Index and the mutual fund, Fidelity Select Multimedia Portfolio, as an index of peer companies.

        The following chart compares total cumulative shareholder return for $100 invested in the Company's Common Stock on December 31, 1996 with the cumulative total return of the S&P 500 Stock Index and Fidelity Select Multimedia Portfolio for the five most recently completed fiscal years.

                              [PERFORMANCE GRAPH]

                              BASE      1997      1998      1999      2000      2001
The Ackerley Group, Inc.      $100      $144      $155      $154       $77      $149
S&P 500 Index                 $100      $131      $166      $198      $178      $155
Fidelity Select Multimedia    $100      $124      $158      $221      $155      $153

                    ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        As of March 1, 2002, Barry A. Ackerley and Gabelli Funds, Inc. were the only persons, to our knowledge, owning beneficially more than 5% of the outstanding shares of Common Stock and Class B Common Stock. All of our directors and executive officers own shares of our Common Stock; some of our directors and executive officers also own shares of our Class B Common Stock. Barry A. Ackerley beneficially owns in excess of five percent (5%) of the outstanding shares of our Common Stock and Class B Common Stock.

         The following table sets forth information regarding the share ownership of our nominees for director, current directors, executive officers and principal shareholders, as well as information for our directors and executive officers as a group. The information in the following table is current as of March 1, 2002.

                                                     Shares of the Company's Common Stock
Name, Age and                                        and Class B Common Stock and Percent
Position with The Ackerley Group, Inc.                  of Class Beneficially Owned (1)
----------------------------------------- ------------------------------------------------------
                                                                            Class B
                                            Common Stock      Percent     Common Stock   Percent
                                            ------------      -------     ------------   -------
Barry A. Ackerley, 67                        8,929,043(2)       36.7      10,949,299(2)    99.4
Chairman, Chief Executive Officer,
and Director

Gail A. Ackerley, 64                         8,929,043(3)       36.7      10,949,299(3)    99.4
Co-Chairman, Co-Chief Executive Officer
and Director

Christopher H. Ackerley, 32                     18,928            *           13,698         *
President and Director

Edward G. Ackerley, 32                          16,845            *           13,530         *
Director

Deborah L. Bevier, 50                            6,068            *             -0-          *
Director

Chris W. Birkeland, 37                           3,079            *             -0-          *
Director

Kimberley A. Cleworth, 38                       24,614(4)         *           30,569         *
Director

Keith D. Grinstein, 41                           2,298            *             -0-          *
Director

Michael T. Lennon, 39                            3,079            *             -0-          *
Director

                                                     Shares of the Company's Common Stock
Name, Age and                                        and Class B Common Stock and Percent
Position with The Ackerley Group, Inc.                  of Class Beneficially Owned (1)
----------------------------------------- ------------------------------------------------------
                                                                            Class B
                                            Common Stock      Percent     Common Stock   Percent
                                            ------------      -------     ------------   -------
Michel C. Thielen, 67                            8,255            *             -0-          *
Director

Kevin E. Hylton, 45                                740            *             -0-          *
Senior Vice President and Chief
Financial
Officer

Sean M. Tallarico, 36                            2,891            *             -0-          *
Corporate Controller

Gabelli Funds, Inc.                          5,147,220          21.2            -0-          *
One Corporate Center
Rye, NY 10580-1434

All Directors and Executive                  9,089,652          37.4      11,007,096       99.9
Officers as a group (13 persons)

----------
(1) Unless otherwise indicated, represents shares over which each nominee exercises sole voting or investment power.
(2) Mr. Barry Ackerley and Ms. Ackerley are husband and wife. Includes 7,264 shares of Common Stock and 264 shares of Class B Common Stock held by Ms. Ackerley, of which Mr. Ackerley disclaims beneficial ownership.
(3) Mr. Barry Ackerley and Ms. Ackerley are husband and wife. The amount shown includes 8,921,779 shares of Common Stock and 10,949,035 shares of Class B Common Stock held by Mr. Ackerley, of which Ms. Ackerley disclaims beneficial ownership.
(4) Includes 4,000 shares of Common Stock held by Ms. Cleworth's husband and 14,675 shares of Class B Common Stock owned by Ms. Cleworth's children, of which Ms. Cleworth disclaims beneficial ownership.
 *   Indicates amounts equal to less than 1% of the outstanding shares.

            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FAMILY RELATIONSHIPS

        During 2001, we continued to employ Christopher H. Ackerley, who is the son of Barry A. Ackerley and Gail A. Ackerley. Christopher H. Ackerley was elected Vice President on May 1, 1998, Executive Vice President on December 28, 1998, Co-President and a director on February 15, 2000, and President on July 31, 2001.

        In addition, Kimberley A. Cleworth and Edward G. Ackerley, who are also children of Barry A. Ackerley and Gail A. Ackerley, were elected as directors on February 15, 2000. Effective December 18, 2000, Edward G. Ackerley joined the Company as Vice President of Ackerley Ventures, Inc., our technology ventures subsidiary, and receives an annual salary of $100,000. Details regarding their compensation, stock ownership, and related matters are set forth above.

        Kathy Savitt, the wife of Michael T. Lennon, is President of MWW/Savitt, our public relations firm. In 2001, we paid $1,056,204 in fees to MWW/Savitt.

ADVANCES

        From time to time we have advanced funds to certain executive officers for their personal use. Interest on that indebtedness accrues at the same rate as that charged to us on our senior bank debt, which is presently 6.9%.

        Since January 1, 1999, the highest aggregate amount of such loans to Barry A. Ackerley was $2,871,642. At December 31, 2001, 2000, and 1999, the aggregate outstanding principal amounts of such loans were $117,846, $67,230, and $23,608, respectively.

                                     PART IV

               ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)(1) and (2)  Financial Statements and Schedules.

        The following documents are being filed as part of this Report:

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number
                                                                         ------
Report of Ernst & Young LLP, Independent Auditors.........................F-1

Consolidated balance sheets as of December 31, 2001 and 2000..............F-2

Consolidated statements of income for the years ended
December 31, 2001, 2000 and 1999..........................................F-3

Consolidated statements of stockholders' equity for
the years ended December 31, 2001, 2000 and 1999..........................F-4

Consolidated statements of cash flows for the years ended
December 31, 2001, 2000 and 1999..........................................F-5

Notes to Consolidated Financial Statements................................F-7

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3)  Exhibits:

  Exhibit
    No.       Exhibit
  -------     -------
    2.1       Agreement and Plan of Merger dated October 5, 2001, among Clear
              Channel Communications, Inc., CCMM Sub, Inc. and The Ackerley
              Group, Inc.(1)

    3.1       Fourth Restated Certificate of Incorporation.(2)

    3.2       Amended and Restated Bylaws.(3)

    9.1 Stockholder Voting and Support Agreement, dated as of October 5, 2001, by and between Clear Channel Communications, Inc. and Barry
              A. Ackerley.(4)

  Exhibit
    No.       Exhibit
  -------     -------
   10.1       Credit Agreement dated September 7, 2001 among The Ackerley Group,
              Inc., certain lenders named therein, and Credit Suisse First
              Boston and General Electric Capital Corporation, as agents.(5)

   10.2 Limited Waiver regarding Financial Covenants, dated March 18, 2002 among The Ackerley Group, Inc., certain lenders named therein, and Credit Suisse First Boston and General Electric Capital Corporation, as agents.

   10.3 Limited Waiver regarding Financial Covenant Calculations, dated October 31, 2001 among The Ackerley Group, Inc., certain lenders named therein, and Credit Suisse First Boston and General Electric Capital Corporation, as agents.

   10.4 Retirement Agreement, effective August 13, 2001 between Denis Curley and The Ackerley Group, Inc.(6)

   10.5 Consulting Agreement, dated July 24, 2001 between Denis Curley and The Ackerley Group, Inc.(7)

   10.6 Asset Purchase Agreement dated as of January 11, 2001 between The Ackerley Group, Inc., Ackerley Media Group, Inc., SSI, Inc., and T.C. Aviation, Inc., as seller, and The Basketball Club of Seattle, LLC, as buyer.(8)

   10.7 Amendment No. 1 to Asset Purchase Agreement dated as of March 22, 2001 between The Ackerley Group, Inc., Ackerley Media Group, Inc., SSI, Inc., and T.C. Aviation, Inc., as seller, and The Basketball Club of Seattle, LLC, as buyer.(9)

   10.8 Amendment No. 2 to Asset Purchase Agreement dated as of March 30, 2001 between The Ackerley Group, Inc., Ackerley Media Group, Inc., SSI, Inc., and T.C. Aviation, Inc., as seller, and The Basketball Club of Seattle, LLC, as buyer.(10)

   10.9 Indenture dated December 14, 1998 between The Ackerley Group, Inc. and The Bank of New York, as Trustee, relating to the 9% Senior Subordinated Notes due 2009.(11)

   10.10 First Supplemental Indenture dated as of April 8, 1999 between The Ackerley Group, Inc., the guarantors named therein, and The Bank of New York, as Trustee.(12)

   10.11      Employees Stock Option Plan, as amended and restated on May 11,
              1999.(13)

   10.12 Nonemployee-Director's Equity Compensation Plan, as amended and restated on March 12, 1997.(14)

   10.13 Credit Agreement dated January 22, 1999, by and among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union Bank of California, N.A., KeyBank National Association, and Bank of Montreal, Chicago Branch, as agents.(15)

   10.14 First Amendment to Credit Agreement, dated as of June 11, 1999, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union Bank of California, N.A. and KeyBank National Association, as agents.(16)

  Exhibit
    No.       Exhibit
  -------     -------
   10.15      Second Amendment to Credit Agreement, dated as of September 10,
              1999, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union
              Bank of California, N.A. and KeyBank National Association, as agents.(17)

   10.16 Third Amendment to Credit Agreement, dated as of January 7, 2000, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union Bank of California, N.A. and KeyBank National Association, as agents.(18)

   10.17 Fourth Amendment to Credit Agreement, dated as of February 11, 2000, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union Bank of California, N.A. and KeyBank National Association, as agents.(19)

   10.18 Fifth Amendment to Credit Agreement dated as of July 31, 2000, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union Bank of California, N.A. and KeyBank National Association, as agents.(20)

   10.19 Sixth Amendment to Credit Agreement dated as of December 15, 2000, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union Bank of California, N.A. and KeyBank National Association, as agents.(21)

   10.20 Seventh Amendment to Credit Agreement dated as of February 28, 2001, among The Ackerley Group, Inc., certain lenders named therein, and First Union National Bank, Fleet Bank, N.A., Union Bank of California, N.A. and KeyBank National Association, as agents.(22)

   10.21 Purchase Agreement dated as of May 8, 2000 between AK Media Group, Inc., Fisher Broadcasting Inc. and Fisher Broadcasting--Fresno, L.L.C.(23)

   21         Subsidiaries of The Ackerley Group.

   23         Consent of Independent Auditors

   24         Powers of Attorney.

-----------------
 (1) Incorporated by reference to Exhibit 2.1 to The Ackerley Group's Current Report on Form 8-K, filed on October 9, 2001.

 (2) Incorporated by reference to Exhibit 3.0 to The Ackerley Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

 (3) Incorporated by reference to Exhibit 3.2 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 2000.

 (4) Incorporated by reference to Exhibit 2.2 to The Ackerley Group's Current Report on Form 8-K, filed on October 9, 2001.

 (5) Incorporated by reference to Exhibit 99.1 to The Ackerley Group's Current Report on Form 8-K, filed on September 14, 2001.

 (6) Incorporated by reference to Exhibit 10.1 to The Ackerley Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 (7) Incorporated by reference to Exhibit 10.2 to The Ackerley Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 (8) Incorporated by reference to Exhibit 10.21 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 2000.

 (9) Incorporated by reference to Exhibit 10.2 to The Ackerley Group's Current Report on Form 8-K, filed on April 16, 2001.

(10) Incorporated by reference to Exhibit 10.3 to The Ackerley Group's Current Report on Form 8-K, filed on April 16, 2001.

(11) Incorporated by reference to Exhibit 4.1 to The Ackerley Group's Registration Statement on Form S-4 (Registration No. 333-71583), filed February 2, 1999.

(12) Incorporated by reference to Exhibit 10.9 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 1999.

(13) Incorporated by reference to Exhibit 10 to The Ackerley Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(14) Incorporated by reference to Exhibit 10.14 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 2000.

(15) Incorporated by reference to Exhibit 10.1 to The Ackerley Group's Registration Statement on Form S-4/A (Registration No. 333-71583), filed March 10, 1999.

(16) Incorporated by reference to Exhibit 10.2 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 1999.

(17) Incorporated by reference to Exhibit 10.3 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 1999.

(18) Incorporated by reference to Exhibit 10.4 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 1999.

(19) Incorporated by reference to Exhibit 10.5 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 1999.

(20) Incorporated by reference to Exhibit 10.6 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 2000.

(21) Incorporated by reference to Exhibit 10.7 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 2000.

(22) Incorporated by reference to Exhibit 10.8 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 2000.

(23) Incorporated by reference to Exhibit 10.20 to The Ackerley Group's Annual Report on Form 10-K for the year ended December 31, 2000.

(b)   Reports on Form 8-K.

      Current Report on Form 8-K, filed October 9, 2001, announcing the Company's proposed merger with Clear Channel Communications, Inc.

      Current Report on Form 8-K, filed November 6, 2001, regarding the press release and conference call transcript with respect to the Company's financial results for the quarter ended September 30, 2001.

(c) Exhibits required by Item 601 of Regulation S-K are being filed herewith. See Item 14(a)(3) above.

(d) Financial statements required by Regulation S-X are being filed herewith. See Item 14(a)(1) and (2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Ackerley Group has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

                                          THE ACKERLEY GROUP, INC.

                                          By: /s/ Kevin E. Hylton
                                              ----------------------------------
                                              Kevin E. Hylton, Senior Vice
                                              President, Chief Financial Officer
                                              and Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Ackerley Group and in the capacities on the 28th day of March, 2001.

A Majority of the Board of Directors:     Principal Executive Officer:


/s/ Barry A. Ackerley *                   By: /s/ Barry A. Ackerley *.
------------------------------------          ----------------------------------
Barry A. Ackerley, Chairman               Barry A. Ackerley, Chairman and
                                          Chief Executive Officer


/s/ Gail A. Ackerley *                    Principal Financial Officer:
------------------------------------
Gail A. Ackerley, Co-Chairman


/s/ Christopher H. Ackerley *             /s/ Kevin E. Hylton
------------------------------------      --------------------------------------
Christopher H. Ackerley, Director         Kevin E. Hylton, Senior Vice
                                          President, Chief Financial Officer and
                                          Assistant Secretary

/s/ Edward G Ackerley *                   Principal Accounting Officer:
------------------------------------
Edward G. Ackerley, Director


/s/ Deborah L. Bevier *                   /s/ Sean M. Tallarico
------------------------------------      --------------------------------------
Deborah L. Bevier, Director               Sean M. Tallarico, Corporate
                                          Controller

/s/ Chris W. Birkeland *
------------------------------------
Chris W. Birkeland, Director

/s/ Kimberley A. Cleworth *
------------------------------------
Kimberley A. Cleworth, Director


/s/ Keith D. Grinstein *
------------------------------------
Keith D. Grinstein, Director


/s/ Michael T. Lennon *
------------------------------------
Michael T. Lennon, Director


/s/ Michel C. Thielen *
------------------------------------
Michel C. Thielen, Director


*By: /s/ Kevin E. Hylton
     ---------------------------------
     Kevin E. Hylton, Attorney-in-Fact

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The Ackerley Group, Inc.


We have audited the accompanying consolidated balance sheets of The Ackerley Group, Inc. (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Ernst & Young LLP
                                                  ------------------------------

Seattle, Washington
February 8, 2002 except for Note 9 as to which the date is March 18, 2002

                            THE ACKERLEY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               December 31,
                                                                       ---------------------------
                                                                          2001              2000
                                                                       ---------         ---------
(In thousands, except share amounts)

Current assets:
    Cash and cash equivalents                                          $  16,794         $   4,687
    Restricted cash                                                        9,000                --
    Accounts receivable, net of allowance (2001-$1,075,
      2000-$1,903)                                                        42,607            60,742
    Current portion of broadcast rights                                    8,591             9,023
    Prepaid expenses                                                       5,347            13,569
    Deferred tax asset                                                     1,573             1,619
    Other current assets                                                   6,835             7,655
                                                                       ---------         ---------
        Total current assets                                              90,747            97,295

Property and equipment, net                                              121,794           170,473
Goodwill, net                                                            194,207           210,961
Other intangibles, net                                                   131,069           142,171
Investments                                                               19,278            19,896
Other assets                                                              19,746            26,511
                                                                       ---------         ---------
        Total assets                                                   $ 576,841         $ 667,307
                                                                       =========         =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $   4,332         $   7,426
    Accrued interest                                                       8,491             8,950
    Accrued wages and commissions                                          1,967             6,398
    Other accrued liabilities                                             12,697            21,595
    Deferred revenue                                                         558            19,022
    Current portion of broadcasting obligations                            7,607             9,564
    Current portion of long-term debt                                    289,086             9,030
                                                                       ---------         ---------
        Total current liabilities                                        324,738            81,985
Long-term debt, less current portion                                       1,493           385,641
Deferred tax liabilities                                                  11,874            14,469
Other long-term liabilities                                               15,731             9,232
                                                                       ---------         ---------
        Total liabilities                                                353,836           491,327

Commitments and contingencies

Stockholders' equity

    Common stock, par value $.01 per share--authorized
      50,000,000 shares; issued 2001-25,582,269 and
      2000-25,342,929 shares; and outstanding 2001-24,207,323                256               253
      and 2000-23,967,983 shares

    Class B common stock, par value $.01 per share--authorized
      11,406,510 shares; issued and outstanding 2001-11,020,622
      and 2000-11,051,200 shares                                             110               111

    Capital in excess of par value                                        59,455            57,967
    Retained earnings                                                    173,273           127,738
    Less common stock in treasury, at cost (1,374,946 shares)            (10,089)          (10,089)
                                                                       ---------         ---------
      Total stockholders' equity                                         223,005           175,980
                                                                       ---------         ---------
        Total liabilities and stockholders' equity                     $ 576,841         $ 667,307
                                                                       =========         =========

See accompanying notes

                            THE ACKERLEY GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Year Ended December 31,
                                                    ---------------------------------------
                                                       2001           2000           1999
                                                    ---------      ---------      ---------
(In thousands, except per share amounts)
Revenue                                             $ 231,425      $ 263,305      $ 243,130
Less agency commissions and discounts                  32,568         38,741         35,547
                                                    ---------      ---------      ---------
Net revenue                                           198,857        224,564        207,583

Expenses (other income):
    Operating expenses                                179,715        181,644        157,065
    Workforce reduction costs                           2,442             --             --
    Restructuring expenses                                 --           (178)         1,125
    Amortization expense                               26,867         23,713         14,175
    Depreciation expense                               18,326         15,448         11,867
    Interest expense                                   28,834         27,687         33,510
    Interest Income                                      (348)        (1,892)          (551)
    Net loss (gain) on dispositions of assets           2,202       (277,650)       (28,999)
    Other                                               2,056            901            733
                                                    ---------      ---------      ---------
Total expenses (other income)                         260,094        (30,327)       188,925

Income (loss) from continuing operations before
    income taxes and extraordinary items              (61,237)       254,891         18,658
Income tax benefit (expense)                           21,206        (96,284)        (7,917)
                                                    ---------      ---------      ---------
Income (loss) from continuing operations before
    extraordinary items                               (40,031)       158,607         10,741
Gain (loss) from discontinued operations, net
    of taxes 2001-$(49,905) and 2000-$5,892            92,681         (9,707)        (2,778)
                                                    ---------      ---------      ---------

Income before extraordinary items                      52,650        148,900          7,963
Extraordinary items:  loss on debt
    extinguishment and merger costs, net of
    taxes 2001-$1,589 and 1999-$842                    (7,115)            --         (1,373)
                                                    ---------      ---------      ---------
Net income                                          $  45,535      $ 148,900      $   6,590
                                                    =========      =========      =========
Earnings per common share:
Income (loss) from continuing operations,
    before extraordinary items                      $   (1.14)     $    4.54      $    0.33
Discontinued operations                                  2.64           (.28)          (.09)
Extraordinary items                                      (.20)            --           (.04)
                                                    ---------      ---------      ---------
Net income                                          $    1.30      $    4.26      $     .20
                                                    =========      =========      =========

Earnings per common share -- assuming dilution:
Income (loss) from continuing operations,
    before extraordinary items                      $   (1.14)     $    4.52      $    0.32
Discontinued operations                                  2.64           (.28)          (.08)
Extraordinary items                                      (.20)            --           (.04)
                                                    ---------      ---------      ---------
Net income -- assuming dilution                     $    1.30      $    4.24      $     .20
                                                    =========      =========      =========

Weighted average number of shares                      35,088         34,994         32,932
Weighted average number of shares --
  assuming dilution                                    35,088         35,122         33,110

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except share information)

                                                             Class B                                   Common
                                     Common Stock          Common Stock       Capital in  Retained    Stock in
                                  -------------------   -------------------   Excess of   Earnings    Treasury
                                    Shares     Amount     Shares     Amount   Par Value   (Deficit)   (at cost)    Total
                                  ----------   ------   ----------   ------   ---------   ---------   ---------  ---------
Balance, January 1, 1999          21,951,380     219    11,051,230    111       10,339      (26,421)   (10,089)    (25,841)

Stock compensation, exercise
of stock options and stock
conversions                           50,039      --        37,500     --          693           --         --         693

Stock issued at $15.25 per
share, net of stock issuance
costs of $3,084                    3,250,000      33            --     --       46,446           --         --      46,479

Cash dividend, $0.02 per share            --      --            --     --         --           (632)        --        (632)

Net income                                --      --            --     --        --           6,590         --       6,590
                                 -----------    ----    ----------   ----      -------     --------   --------    --------
Balance, December 31, 1999        25,251,419     252    11,088,730    111       57,478      (20,463)   (10,089)     27,289

Stock compensation, exercise
of stock options and stock
conversions                           52,455       1       (37,530)    --           76           --         --          77

Stock issued at $10.58 per
share under Employee Stock
Purchase Plan                         39,055      --            --     --          413           --         --         413

Cash dividend, $0.02 per share            --      --            --     --           --         (699)        --        (699)


Net income                                --      --            --     --           --      148,900         --     148,900
                                 -----------    ----    ----------   ----      -------     --------   --------    --------
Balance, December 31, 2000        25,342,929    $253    11,051,200   $111      $57,967     $127,738   $(10,089)   $175,980

Stock compensation, exercise
of stock options and stock
conversions                          165,487       2       (30,578)    (1)         898           --         --         899

Stock issued under Employee
Stock Purchase Plan: 39,424
shares at $8.10 and 34,429
shares at $7.88                       73,853       1            --     --          590           --         --         591

Net income                                --      --            --     --           --       45,535         --      45,535
                                 -----------    ----    ----------   ----      -------     --------   --------    --------
Balance, December 31, 2001       $25,582,269    $256    11,020,622   $110      $59,455     $173,273   $(10,089)   $223,005
                                 ===========    ====    ==========   ====      =======     ========   =========   ========

                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                    ---------------------------------------
                                                       2001           2000           1999
                                                    ---------      ---------      ---------
                                                                  (In thousands)
Cash flows from operating activities:
    Net income                                      $  45,535      $ 148,900      $   6,590
    Adjustment to reconcile net income to net
      cash provided (used in) by operating
      activities:
        Depreciation and amortization                  45,648         41,695         28,348
        Net (gain) loss on dispositions of
            assets                                      2,202       (276,849)       (28,999)
        Amortization of broadcast rights               11,300          9,935         11,094
        Deferred tax expense (benefit)                 (2,534)        19,938          5,453
        Stock compensation expense                        330            100            559
        Equity in losses of affiliates                     --            801            174
        Amortization of deferred financing
           costs, discount and premium                  2,454          1,972          1,648
        Net income from barter transactions              (902)        (1,022)        (1,785)
        Amortization of deferred gain on
           termination of interest rate swap
           agreements                                  (2,157)        (1,087)          (371)
        Loss on debt extinguishment, net of
           taxes                                        1,245             --          1,373
        Gain on disposal of discontinued
           operations, net of taxes                   (92,681)            --             --
        Investment impairment charge                    1,726             --             --
    Change in assets and liabilities:
        Accounts receivable                             4,808         (1,853)       (13,184)
        Prepaid expenses                                5,498         (3,165)        (5,353)
        Other current assets and other assets          (7,402)        (2,485)         1,239
        Accounts payable, accrued interest, and
          accrued wages and commissions                (7,984)          (825)        13,154
        Other accrued liabilities and other
         long-term liabilities                        (45,095)         6,507         (2,560)
        Litigation accrual                                 --         (7,911)            --
        Deferred revenue                              (13,147)        (2,045)        (6,669)
        Broadcast obligations                         (12,039)       (10,855)       (10,878)
                                                    ---------      ---------      ---------
        Net cash used in operating activities         (63,195)       (78,249)          (167)

Cash flows from investing activities:
    Proceeds from dispositions of assets                  833        306,986         13,933
    Proceeds from sale of discontinued
        operations                                    195,429             --             --
    Payments for acquisitions                              --       (147,173)      (166,625)
    Capital expenditures                               (8,273)       (41,360)       (29,114)
    Payments for investments                           (1,050)       (19,925)        (5,000)
                                                    ---------      ---------      ---------
        Net cash provided by (used in)
           investing activities                       186,939         98,528       (186,806)
Cash flows from financing activities:
    Borrowings under credit agreements                129,400        194,000        309,063
    Repayments under credit agreements               (238,537)      (210,704)      (163,704)
    Payments under capital lease obligations             (251)        (3,106)          (903)
    Note redemption prepayment fees                        --             --         (1,208)
    Dividends paid                                         --           (699)          (632)
    Payments of deferred financing costs               (3,473)          (487)        (6,083)
    Net proceeds from stock issuance                    1,224            447         46,613
    Proceeds from termination of interest rate
      swap agreements                                      --          2,149          2,005
                                                    ---------      ---------      ---------
        Net cash provided by (used in)
           financing activities                      (111,637)       (18,400)       185,151
                                                    ---------      ---------      ---------

                                                             Year Ended December 31,
                                                    ---------------------------------------
                                                       2001           2000           1999
                                                    ---------      ---------      ---------
                                                                  (In thousands)
Net increase (decrease) in cash and cash
    equivalents                                        12,107          1,879         (1,822)

Cash and cash equivalents at beginning of period        4,687          2,808          4,630
                                                    ---------      ---------      ---------
Cash and cash equivalents at end of period          $  16,794      $   4,687      $   2,808
                                                    =========      =========      =========

                            THE ACKERLEY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                    -------------------------------
                                                     2001        2000        1999
                                                    -------     -------     -------
                                                            (In thousands)
Supplemental cash flow information:
    Interest paid, net of capitalized interest      $32,121     $27,072     $22,073
    Income taxes paid                                35,824      70,669         670
    Noncash transactions:
        Broadcast rights acquired and broadcast
            obligations assumed                     $11,778     $12,732     $ 7,531
        Property and equipment acquired through
            barter                                      443         330         969

        Exchange of television station assets            --          --      24,000


                             See accompanying notes

                            THE ACKERLEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of significant accounting policies

        (a) Organization -- The Ackerley Group, Inc. and its subsidiaries (the "Company") is a diversified media and entertainment company that engages in four principal business segments: (i) outdoor media, (ii) television broadcasting;
(iii) radio broadcasting; and (iv) interactive media. The Company currently conducts its outdoor media advertising operations principally in the markets of Seattle-Tacoma, Washington; Portland, Oregon; and Boston-Worcester, Massachusetts and New York, New York. In New York, California, Oregon, Washington, and Alaska, the Company currently owns sixteen television stations and provides programming and sales services to two television stations. The Company currently owns two AM and two FM radio stations and provides sales and other services to a third FM radio station in the Seattle-Tacoma market. The interactive media segment commenced in the second half of 2000. It consists of the iKnow Network, a group of local news and information portal sites. At December 31, 2000, the portal sites in Bakersfield and Salinas, California and Rochester, New York were operational.

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

        (d) Barter transactions -- The Company also accepts nonmonetary compensation, such as goods and services, for its advertising space or time. These barter transactions are recorded at the estimated fair value of the asset or service received. Revenue is recognized when the advertising is provided and assets or expenses are recorded when assets are received or services are used. Goods and services due to the Company in excess of advertising provided are recorded in other current assets. Advertising to be provided in excess of goods and services received are recorded in other accrued liabilities. Barter revenue was $4.5 million, $4.3 million, and $5.0 million in 2001, 2000, and 1999, respectively. Barter expenses were $4.1 million, $3.3 million, and $3.1 million in 2001, 2000 and 1999, respectively.

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

        (g) Investments -- The Company holds investments in several closely held companies. These investments are carried at cost, less adjustments to reflect any impairment deemed to be other than temporary. The investments are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. If such impairment is identified, the impairment loss is measured by comparing the estimated fair value to the carrying value of the investment. During the fourth quarter of 2001, impairment charges of $1.7 million were recorded with respect to these investments.

        (h) Broadcast rights and obligations -- Television films and syndication rights acquired under license agreements (broadcast rights) and the related obligations incurred are recorded as assets and liabilities for the gross amount of the contract at the time the rights are available for broadcasting. Broadcast rights are amortized on an accelerated basis over the contract period or the estimated number of showings, whichever results in the greater aggregate monthly amortization. Broadcast rights are carried at the lower of unamortized cost or net realizable value. The estimated cost of broadcast rights to be amortized during the next year has been classified as a current asset. Broadcast obligations are stated at contractual amounts and balances due within one year are reported as current obligations.

        (i) Stock based compensation -- The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, and recognizes compensation expense for incentive stock option grants using the intrinsic method.

        (j) Earnings per share -- Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options and rights to purchase common stock were exercised.

        The dilutive effects of the weighted-average number of shares representing options and rights included in the calculation of diluted earnings per share were 128,431 shares and 177,587 shares in 2000 and 1999, respectively. Due to the loss from continuing operations in 2001, the dilutive effects of options were excluded from diluted earnings per share in 2001 as the effect would be antidilutive. There were no differences between net income amounts used to calculate basic and diluted earnings per share for any of the periods presented.

        (k) Cash equivalents -- The Company considers investments in highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

        (l) Concentration of credit risk and financial instruments -- The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments with major banks. The carrying value of financial instruments, which include cash and cash equivalents, receivables, investments, payables, and senior debt, approximates fair value at December 31, 2001. The trading price of our Senior Subordinated Notes, based on quoted market prices, was 105.5% at December 31, 2001.

        (m) Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        (n) Reclassifications -- Certain prior years' amounts have been reclassified to conform to the 2001 presentation.

2.      New accounting standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, effective for business combinations occurring after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the no amortization provisions of SFAS No. 142 is expected to result in an increase in pre-tax income of approximately $19 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, providing a single model for long-lived assets to be disposed of. In addition, SFAS No. 144 amends certain provisions of Accounting Principles Board Opinion No. 30 Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with respect to the accounting for discontinued operations. The impact of the statement is currently being studied, and the effect of the new statement on the financial statements has not yet been determined.

3.      Merger

        On October 5, 2001, the Company entered into a merger agreement (the "Merger Agreement") with Clear Channel Communications, Inc. ("Clear Channel"). Under the terms of the Merger Agreement, each share of the common stock and the Class B common stock of the

Company will be converted into the right to receive 0.35 of a share of the common stock of Clear Channel. The transaction is intended to be tax-free to the Company's stockholders. The Company's stockholders approved the transaction on January 24, 2002. The transaction, which is expected to be consummated in the second quarter of 2002, is subject to customary regulatory approvals and closing conditions. In connection with the merger, as of December 31, 2001 the Company had incurred costs of $5.8 million, net of applicable taxes of $0.9 million, consisting primarily of legal and financial advisory fees and termination benefits. These costs were recorded in extraordinary items.

4.      Acquisitions and dispositions

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

        The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the year ended December 31, 1999, giving pro forma effect to the acquisition of WOKR(TV) as if the acquisition had been made at the beginning of the period presented. These pro forma consolidated statements do not necessarily reflect the results of operations which would have occurred had such an acquisition taken place as of the beginning of the period indicated (in thousands, except per share amounts).

        Net revenue                                           $ 211,481
        Operating expenses                                     (159,617)
        Income from continuing operations before
          extraordinary item                                     10,856
        Net income                                                6,705
        Net income per common share                                 .20
        Net income per common share, assuming dilution              .20

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

        Sale of Florida Outdoor Advertising Operations. On January 5, 2000, the Company sold substantially all of the assets of its outdoor advertising operations serving the Miami-Fort Lauderdale and West Palm Beach-Fort Pierce, Florida markets to Eller Media Company, a subsidiary of Clear Channel Communications, Inc., for approximately $300.0 million in cash, plus the assumption of certain liabilities. The Company recognized a gain on the transaction of $269.3 million.

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

        Other Acquisitions. In addition to the acquisitions described above, the Company purchased two television stations in 1999, three stations in 2000, and three outdoor advertising companies in 2000. The aggregate purchase price and estimated fair values of the assets for these transactions were as follows (in millions):

                                            Year Ended December 31,
                                             2000            1999
                                            -----           -----

         Net tangible assets                $ 5.9           $ 2.3
         Goodwill                            12.4             9.9
         Other intangible assets             16.5              --
                                            -----           -----
                                            $34.8           $12.2
                                            =====           =====

5.      Discontinued Operations

        On December 8, 2000, the Company executed a letter of intent to sell substantially all of the assets of its sports & entertainment operations to The Basketball Club of Seattle LLC for approximately $200.0 million in cash and the assumption of certain liabilities. These operations consist principally of the Seattle SuperSonics National Basketball Association franchise, operating rights to the Seattle Storm, a Woman's National Basketball Association franchise, and Full House Sports & Entertainment, the Company's sports marketing business. A definitive purchase agreement was signed on January 11, 2001 and the transaction closed on April 2, 2001 (Sonics Sale). In addition, the Company sold separately its Boeing 727 aircraft used by the Seattle Supersonics for transportation to and from away games.

        Operating results of the discontinued sports & entertainment operations are as follows (in thousands):

                                                             Year Ended December 31,
                                                      2001             2000            1999
                                                    ---------      ---------       ---------
Loss from discontinued operations                   $      --      $ (15,599)      $ (4,832)
Gain on disposal of discontinued operations           142,586             --             --
Income tax (expense) benefit                          (49,905)         5,892          2,054
                                                    ---------      ---------      ---------
Net income (loss) from discontinued operations      $  92,681      $  (9,707)     $   2,778
                                                    =========      =========      =========
Net revenue included in loss from discontinued
operations                                          $      --      $  67,527      $  70,605
Interest expense included in loss from
discontinued operations                             $      --      $   2,167      $   2,673

        The loss from operations of the sports & entertainment operations from December 8, 2000 through December 31, 2001 was $10.6 million, which included $43.8 million in net revenue and $0.9 million of interest expense. These losses from operations were recognized in the second quarter of 2001 as a reduction of the combined net gain from the Sonics Sale and the sale of the Boeing 727 aircraft.

        Interest expense included in discontinued operations is comprised of interest on obligations related to the assets sold as well as interest allocated to the sports & entertainment operations. Such interest is allocated based on the Company's incremental borrowing rate applied to the initial acquisition price of the Seattle SuperSonics franchise.

6.      Accounts receivable and allowance for doubtful accounts

        As of December 31, 2001 and 2000, accounts receivable includes employee receivables of $0.3 million and $0.5 million, respectively.

        The activity in the allowance for doubtful accounts is summarized as follows (in thousands):

                                                          2001          2000        1999
                                                         -------      -------      -------
        Balance at beginning of year                     $ 1,903      $ 1,865      $ 1,435
        Additions charged to operating expense             1,960        2,155        1,611
        Write-offs of receivables, net of recoveries      (2,788)      (2,117)      (1,181)
                                                         -------      -------      -------
        Balance at end of year                           $ 1,075      $ 1,903      $ 1,865
                                                         =======      =======      =======

7.      Property and equipment

        At December 31, 2001 and 2000, property and equipment consisted of the following (in thousands):

                                                                         Estimated
                                                 2001         2000      Useful Life
                                               --------     --------    ------------
        Land                                   $  8,741     $  8,741
        Advertising structures                   54,485       53,716     6-20 years
        Broadcast equipment                      87,857       70,300     6-20 years
        Building and improvements                42,421       57,546     3-40 years
        Office furniture and equipment           39,054       42,667     5-10 years
        Transportation and other equipment       11,596       28,764     5-6 years
        Equipment under capital leases               --        8,008     10 years
        Construction in progress                    155       22,032
                                                --------    --------
                                                244,309      291,774
        Less accumulated depreciation           122,515      121,301
                                               ---------    --------
                                               $121,794     $170,473
                                               =========    ========

8.      Intangible Assets

        At December 31, 2001 and 2000, intangible assets consisted of the following (in thousands):

                                                                      Estimated
                                             2001         2000       Useful Life
                                           --------     --------     -----------
        Goodwill                           $246,927     $248,222     15-40 years
        Broadcasting licenses                58,453       58,453     15-30 years
        Network affiliation agreements       91,881       91,881     15-30 years
        Favorable leases and contracts        4,797        4,797     20-40 years
        Other                                 3,730        4,323     5-30 years
                                           --------     --------
                                            405,788      407,676
        Less accumulated amortization        80,512       54,544
                                           --------     --------
                                           $325,276     $353,132
                                           ========     ========

9.      Debt

Credit Agreements

        On January 22, 1999, the Company replaced its previous credit agreement with a $325.0 million credit agreement (the "1999 Credit Agreement"). The transaction resulted in a charge of $0.6 million, net of applicable taxes of $0.4 million, consisting of the write-off of deferred financing costs.

        On September 7, 2001, the Company replaced its 1999 Credit Agreement with a new $120.0 million credit agreement (the "2001 Credit Agreement"), consisting of a $100.0 million term loan (the "2001 Term Loan") and a $20.0 million revolving credit facility (the "2001 Revolver"). The 2001 Revolver includes up to $5.0 million in standby letters of credit. The transaction resulted in a charge of $1.6 million, net of applicable taxes of $0.9 million, consisting of the write-off of deferred financing costs. In addition, the transaction included a discount of $3.6 million, which is being amortized to interest expense over the term of the 2001 Credit Agreement.

        At closing of the 2001 Credit Agreement, a portion of the 2001 Term Loan was placed in escrow to fund the Company's estimated federal income tax payments due in October and December of 2001 and the Company's interest payment on its senior subordinated notes due in January 2002. The estimated federal income tax payments were funded, leaving $9.0 million in escrow to fund the January 15, 2002 interest payment. The $9.0 million is classified as restricted cash on the consolidated balance sheet.

        Principal payments under the 2001 Term Loan are due in quarterly installments of $250,000 each for the period commencing on December 31, 2001 and ending on September 30, 2005, and $24.0 million each for the period commencing on December 31, 2005 and ending on September 30, 2006. Any outstanding borrowings under the 2001 Revolver will be due on August 31, 2004. At December 31, 2001, outstanding borrowings under the 2001 Term loan were $91.3 million. The unamortized discount at December 31, 2001, was $3.3 million. There were no outstanding borrowings under the 2001 Revolver at December 31, 2001.

        The Company can choose to have interest calculated at rates based on either LIBOR or a base rate plus defined margins. The interest rate applicable to the 2001 Revolver will be subject to certain reductions based on the Company's interest coverage ratio. Commitment fees on the unused portion of the 2001 Revolver are payable quarterly at an annual rate of 1.5%.

        At December 31, 2001 and 2000, outstanding standby letter of credit agreements totaled $2.3 million and $1.3 million, respectively.

        The Company has obtained waivers of compliance with certain restrictive covenants effective for the period December 31, 2001 through May 31, 2002. Pursuant to the terms of the waivers, the Company cannot access the 2001 Revolver during the waiver period. After May 31, 2002, the Company's lenders would have the right to accelerate the payment of the Company's indebtedness, unless the Company were to obtain an extension of the waivers. In addition, an acceleration of indebtedness under the 2001 Credit Agreement could cause an acceleration of the Company's indebtedness under the 9% Senior Subordinated Notes (discussed below). As these waivers currently expire prior to December 31, 2002, all outstanding borrowings under the 2001 Credit Agreement and the 9% Senior Subordinated Notes have been classified as current at December 31, 2001. If the merger does not close by May 31, 2002, the Company will likely need to obtain extensions of the waivers or make other financing arrangements. Under the change of control provisions of the 2001 Credit Agreement, all outstanding borrowings thereunder will be repaid fully upon closing of the merger discussed in Note 3.

9% Senior Subordinated Notes

        On December 14, 1998, the Company issued 9% Senior Subordinated Notes due 2009 (the "9% Senior Subordinated Notes") in the aggregate principal amount of $175.0 million. These notes bear interest at 9% which is payable semi-annually in January and July. Principal is payable in full in January 2009. These notes were issued under an indenture (the "Indenture"), which allows for an aggregate principal amount of up to $250.0 million and on February 24, 1999, the Company issued additional notes in the aggregate amount of $25.0 million. In connection with the transaction, the Company recorded a premium of $1.1 million, which is being amortized over the remaining term of the notes. At December 31, 2001, the total aggregate amount of 9% Senior Subordinated Notes issued and outstanding was $200.0 million. The unamortized premium at December 31, 2001, was $0.9 million.

        Under the change of control provisions of the Indenture, within 30 days after the closing of the merger with Clear Channel, the Company will be required to make an offer to repurchase all of the outstanding 9% Senior Subordinated Notes at a price of 101% plus accrued interest to the date of repurchase. Such repurchase must occur no less than 30 days and no later than 45 days after the date of the repurchase offer.

        On March 15, 1999, the Company redeemed its $20.0 million outstanding principal of the 10.48% Senior Subordinated Notes due 2000 with borrowings under the 1999 Credit Agreement. This transaction resulted in a charge of approximately $0.8 million, net of applicable taxes of $0.5 million, consisting of prepayment fees and the write-off of deferred financing costs.

Other

        On August 6, 1999, the Company received proceeds of $2.0 million upon the termination of an interest rate swap agreement with a notional principal amount of $70.0 million. On December 8, 2000, the Company received proceeds of $2.1 million upon the termination of its three remaining interest rate swap agreements with notional principal amounts aggregating $130.0 million. In connection with these transactions, the gains on the termination of these agreements were deferred and amortized as an adjustment to interest expense over the remaining terms of the original contract lives, until the 1999 Credit Agreement was replaced in September 2001. At that time, the remaining unamortized gain of $0.3 million, net of applicable taxes of $0.2 million, was recorded in extraordinary items in connection with the write-off of deferred financing costs related to the 1999 Credit Agreement.

        At December 31, 2001 and 2000, long-term debt consisted of the following (in thousands):

                                                                         2001         2000
                                                                       --------     --------
        Credit agreements, net of unamortized discount                 $ 87,950     $176,300
        Senior subordinated notes and unamortized premium               200,872      200,953
        Notes payable for Seattle SuperSonics aircraft                       --       11,508
        Capital lease obligation (net of imputed interest of $370)           --        3,736
        Deferred compensation agreements                                  1,757        2,174
                                                                       --------     --------
                                                                        290,579      394,671
        Less amounts classified as current                              289,086        9,030
                                                                       --------     --------
                                                                       $  1,493     $385,641
                                                                       ========     ========

        Approximately $0.2 million of interest was capitalized in 2000. There was no capitalized interest in 2001 or 1999.

        Future aggregate annual payments of long-term debt for the years ending December 31 are as follows (in thousands):

                                                   Senior          Deferred
                                  Credit        Subordinated     Compensation
                                 Agreement           Notes        Agreements         Total
                                 ---------      ------------     ------------      --------
        2002                      $87,950         $200,872            $264         $289,086
        2003                          ---               --             371              371
        2004                          ---               --             333              333
        2005                          ---               --             147              147
        2006                          ---               --             161              161
        Later years                   ---               --             481              481
                                  -------         --------          ------         --------
        Total                     $87,950         $200,872          $1,757         $290,579
                                  =======         ========          ======         ========

        Substantially all of the outstanding stock and material assets of the Company's subsidiaries are pledged as collateral under the 2001 Credit Agreement. In addition, the 2001 Credit Agreement and the indenture under the 9% Senior Subordinated Notes restrict, among other things, the Company's borrowings, dividend payments, stock repurchases, sales or transfers of assets and contain certain other restrictive covenants which require the Company to maintain certain debt coverage and other financial ratios.

10.     Income taxes

        Significant components of income tax expense (benefit) are as follows (in thousands):

                                           2001          2000         1999
                                         --------      --------     --------
        Current:
            Federal                      ($18,393)     $ 72,072     $    554
            State                            (379)        2,974           --
                                         --------      --------     --------
                                          (18,772)       75,046          554

        Deferred:
            Federal                        (1,496)       18,437        6,846
            State                            (938)        2,801          517
                                         --------      --------     --------
                                           (2,434)       21,238        7,363
                                         --------      --------     --------
        Income tax expense (benefit)     $(21,206)     $ 96,284     $  7,917
                                         ========      ========     ========

        The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense (benefit) is as follows (in thousands):

                                         2001          2000         1999
                                       --------      --------     --------
        Tax at U.S. statutory rate     $(21,433)     $ 89,292     $  6,530
        Non-deductible expenses           1,544         1,138          659
        State taxes and other            (1,317)        5,854          728
                                       --------      --------     --------
        Income tax expense             $(21,206)     $ 96,284     $  7,917
                                       ========      ========     ========

        At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $17.7 million and alternative minimum tax credit carryforwards of approximately $2.8 million. Due to the gain on the sale of the Florida outdoor advertising operations in 2000, all of the net operating loss carryforwards and alternative minimum tax credit carryforwards for federal income taxes were utilized on the 2000 federal tax return. At December 31, 2001, the Company had net operating loss carryforwards for state income tax purposes of $78.6 million, which expire in 2006 through 2026.

        Income taxes paid were $35.8 million, $70.7 million, and $0.7 million in 2001, 2000 and 1999, respectively. The amounts in 2001 and 2000 are substantially greater than 1999 as they include income taxes paid on the gains from the sale of the Sports & Entertainment operations in 2001 and the sale of the Florida outdoor advertising operations in 2000. Under SFAS No. 95, Statement of Cash Flows, the cash received from these sales are reported as an investing cash flow. However, all income tax payments, including those resulting from the gains from these sales, must be reported as an operating cash flow.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001 and 2000 significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                        2001          2000
                                                      --------      --------
        Deferred tax assets:
           State net operating loss carryforwards     $    998      $     --
           Investment impairment charge                    626            --
           Accrued retirement benefits                     692            --
           Capital lease obligation                         --         1,355
           Deferred compensation agreements                637           788
           Other                                         1,973         3,855
                                                      --------      --------
        Total deferred tax assets                        4,926         5,998

        Deferred tax liabilities:
           Basis difference in depreciable assets        9,834        12,040
           Basis difference in intangible assets         5,393         5,734
           Other                                            --         1,074
                                                      --------      --------
        Total deferred tax liabilities                  15,227        18,848
                                                      --------      --------

        Net deferred tax liability                    $(10,301)     $(12,850)
                                                      ========      ========

11.     Employee benefit plan

        The Company has a voluntary defined contribution 401(k) savings and retirement plan for the benefit of its nonunion employees, who may contribute from 1% to 15% of their compensation up to a limit imposed by the Internal Revenue Code. The Company matches participating employee contributions up to 4% of their compensation and may also make an additional voluntary contribution to the plan. The Company's contributions totaled $1.4 million in 2001, $1.8 million in 2000, and $1.3 million in 1999.

12.     Stockholders' equity

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

        At December 31, 2001, the Company had an aggregate of 13,843,770 shares of common stock reserved for future issuance, consisting of 11,020,622 shares reserved for conversion of Class B common stock, 1,387,902 reserved for issuance under the 2000 Employee Stock Purchase Plan, 1,364,900 shares reserved under the Fifth Amended and Restated Employees Stock Option Plan, and 70,346 shares reserved under the Directors' Plan.

13.     Stock Option Plan

        The Company's Employees Stock Option Plan (the "Plan") was approved by the Board of Directors and the stockholders of the Company in 1983. The Plan has been amended from time to time to extend the term of the Plan and to increase the amount of common stock reserved for issuance to 2,000,000 shares. As of December 31, 2001, there were 898,000 shares of common stock available for future grants under the Plan.

        Under the Plan, the exercise price of the options equals the market price of the Company's stock on the date of grant and the options' maximum life is 10 years. The options vest at the end of five years of continuous employment.

        In 2001, 2000 and 1999, the Company recognized stock compensation expense of $0.3 million, $0.1 million and $0.6 million, respectively. The 1999 amount is higher primarily due to the amendment of certain stock option agreements.

        A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                    2001                    2000                    1999
                          ----------------------   ---------------------   --------------------
                                        Weighted                Weighted               Weighted
                                         Average                 Average                Average
                                        Exercise                Exercise               Exercise
                           Options        Price    Options        Price    Options       Price
                          --------      --------   -------      --------   -------     --------
Options outstanding at
  beginning of year        647,000       $13.71    450,000       $11.95    250,000      $ 5.69
Granted                         --           --    212,000        16.69    210,000       19.50
Cancelled                  (35,000)       17.89     (5,000)       19.50         --          --
Exercised                 (145,100)        6.04    (10,000)        3.44    (10,000)       7.63
                          --------                 -------                 -------
Options outstanding at
  end of year              466,900       $15.78    647,000       $13.71    450,000      $11.95

Exercisable at end of
  year                      84,900        $5.41    110,000        $3.44         --          --

Weighted average fair
  value of options
  granted during year           --                   $8.07                  $12.05

        Exercise prices for options outstanding at December 31, 2001 ranged from $3.44 to $19.50. A summary of options outstanding as of December 31, 2001 is as follows:

                                     Weighted-Average
                                        Remaining           Weighted-
      Range of          Options      Contractual Life        Average
   Exercise Price     Outstanding        (Years)          Exercise Price   Exercisable
  ----------------    -----------    ----------------     --------------   -----------
   $0.00 - $ 3.44        45,000            3.1                 $3.44         45,000
   $3.45 - $ 7.63        39,900            4.0                  7.63         39,900
   $7.64 - $16.69       192,000            8.1                 16.69             --
  $16.70 - $19.50       190,000            7.5                 19.50             --
                        -------                                              ------
   $0.00 - $19.50       466,900            7.0                 15.78         84,900
                        =======                                              ======

        As required by Financial Accounting Standards Board Statement No. 123, the pro forma information regarding net income and earnings per share has been calculated as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively (there were no grants in 2001) and dividend yield of 0%; expected volatility of

29% and 52%; risk-free interest rate of 6.6% and 5.7%; and a weighted-average expected life of the options of 7.5 years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma net income and earnings per common share follows (in thousands, except per share amounts):

                                             2001         2000        1999
                                            -------     --------     ------
        Pro forma net income                $44,853     $147,962     $6,122
        Pro forma net income per common
           share                            $  1.28     $   4.23     $ 0.19
        Pro forma net income per common
           share -- assuming dilution       $  1.28     $   4.21     $ 0.18

        The pro forma amounts above may not be representative of the pro forma effect on reported net income in future years because options vest over several years, additional options may be granted each year, and assumptions can change.

        In connection with the merger discussed in Note 3, all previously unexercisable options will become exercisable upon the closing of the merger. In addition, each outstanding option to purchase one share of the Company's common stock will be converted to an option to purchase 0.35 shares of Clear Channel common stock.

14.     Commitments and contingencies

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

        The Company has employment contracts with certain employees extending beyond December 31, 2001. Some of these contracts require that payments continue to be made if the individual should be unable to perform because of death or disability.

        In addition, the Company is required to make payments for equipment, facilities, and television programming under non-cancelable operating lease and broadcast agreements. Future minimum payments under such contracts that expire in more than one year for the years ending December 31 are as follows (in thousands):

                Equipment/Facilities    Broadcast Obligations   Employment
                --------------------    ---------------------   ----------
        2002         $ 5,601                   $9,104            $ 5,572
        2003           5,123                    5,188              4,087
        2004           4,630                    3,179              2,563
        2005           4,011                      563                671
        2006           3,302                       14                320
    Later years        8,427                       --              1,020
                     -------                  -------             -------
                     $31,094                  $18,048             $14,233
                     =======                  =======             =======

        Included in the operating leases is a lease for a high-definition mobile television broadcast unit which contains renewal and purchase options in 2002, 2003 and 2004, and a purchase option in 2005. In the event the Company elects not to exercise a renewal option, the Company must guarantee a minimum residual value to the lessor of $3.0 million in 2002, $2.5 million in 2003, $1.7 million in 2004, and $0.8 million in 2005. These amounts would be reduced by any proceeds received by the lessor from the sale of the broadcast unit.

        Rent expense for operating leases aggregated $9.3 million in 2001, $9.1 million in 2000, and $5.8 million in 1999. Broadcasting film and programming expense aggregated $12.6 million in 2001, $11.4 million in 2000, and $11.2 million in 1999.

        Principal amounts outstanding on loans to the Company's major stockholder was approximately $0.1 million at December 31, 2001 and 2000.

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

        The Company completed the implementation of Digital CentralCasting(TM) for all of its television station groups in the first quarter of 2001. The Company recorded a $1.1 million restructuring charge in the second quarter of 1999 relating to the implementation of Digital CentralCasting(TM). This restructuring charge consisted primarily of costs associated with employee staff reductions, contract terminations, legal, and other costs associated directly with the restructuring. As of December 31, 2001, termination benefits of approximately $0.5 million, representing approximately 50 employees, had been paid and charged to the restructuring accrual. At December 31, 2001, the remaining accrual was approximately $30,000, which consists of an obligation under a noncancellable software system contract expiring in December 2002.

16.     Workforce Reduction Costs

In the second quarter of 2001, the Company implemented a cost reduction initiative in all of its business segments and the corporate office in order to mitigate decreases in national advertising revenue due to the slowing national economy. The Company recorded a charge of $2.4 million in the second quarter consisting of termination benefits for employees whose positions were eliminated in connection with this cost reduction initiative. Seventy-five positions representing a wide variety of functions across all business segments and the corporate office were eliminated. As of December 31, 2001, all of the termination benefits had been paid and charged to the workforce reduction accrual.

17.     Industry segment information

        The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow. The Company defines EBITDA as net revenue less operating expenses, workforce reduction costs, and restructuring expenses before amortization, depreciation, interest, net gain
(loss) on dispositions of assets, and other expenses. Segment Operating Cash Flow is defined as EBITDA before corporate overhead and workforce reduction costs.

        Selected financial information for these segments for the years ended December 31, 2001, 2000 and 1999 is presented as follows (in thousands):

                                    Outdoor         Television          Radio           Interactive
                                     Media         Broadcasting      Broadcasting          Media            Total
                                   ---------         ---------         ---------         ---------         ---------
2001

Net revenue                        $  77,912         $  98,222         $  22,509         $     214         $ 198,857
Segment operating expenses           (48,927)          (92,307)          (20,058)           (1,376)         (162,668)
                                   ---------         ---------         ---------         ---------         ---------
Segment Operating Cash Flow        $  28,985         $   5,915         $   2,451         $  (1,162)           36,189
                                   =========         =========         =========         =========         =========
Segment assets                     $ 100,337         $ 363,875         $  55,341         $   1,226         $ 520,779
Capital expenditures               $   1,515         $   3,973         $     586         $     585         $   6,659

2000

Net revenue                        $  89,309         $ 107,615         $  27,589         $      51         $ 224,564
Segment operating expenses           (51,364)          (86,841)          (19,018)             (451)         (157,674)
                                   ---------         ---------         ---------         ---------         ---------
Segment Operating Cash Flow        $  37,945         $  20,774         $   8,571         $    (400)        $  66,890
                                   =========         =========         =========         =========         =========
Segment assets                     $ 109,294         $ 392,230         $  62,684         $   1,156         $ 565,364
Capital expenditures               $   4,235         $  17,535         $   7,461         $     978         $  30,209

1999

Net revenue                        $  98,751         $  81,669         $  27,163         $      --         $ 207,583
Segment operating expenses           (56,877)          (69,608)          (15,563)               --          (142,048)
                                   ---------         ---------         ---------         ---------         ---------
Segment Operating Cash Flow        $  41,874         $  12,061         $  11,600         $      --         $  65,535
                                   =========         =========         =========         =========         =========
Segment assets                     $  92,911         $ 273,072         $  59,873         $      --         $ 425,856
Capital expenditures               $   7,346         $   7,765         $   3,780         $      --         $  18,891


A reconciliation from the segment information to the consolidated balances for Segment Operating Cash Flow, segment assets, and segment capital expenditures is set forth below (in thousands):

                                                   2001           2000            1999
                                                 ---------      ---------      ---------
        Segment Operating Cash Flow              $  36,189      $  66,890      $  65,535
        Corporate overhead                         (17,047)       (23,792)       (16,142)
        Workforce reduction costs                   (2,442)            --             --
                                                 ---------      ---------      ---------
        EBITDA                                      16,700         43,098         49,393
        Depreciation and amortization              (45,193)       (39,161)       (26,042)
        Interest expense                           (28,486)       (25,795)       (32,959)
        Net gain (loss) on dispositions of
        assets                                      (2,202)       227,650         28,999
        Other                                       (2,056)          (901)          (733)
                                                 ---------      ---------      ---------
        Income (loss) from continuing
          operations before income taxes and
          extraordinary items                    $ (61,237)     $ 254,891      $  18,658
                                                 =========      =========      =========
        Segment assets                           $ 520,779      $ 565,364      $ 425,856

                                                   2001           2000            1999
                                                 ---------      ---------      ---------
        Corporate assets                            55,376         34,996         40,551
        Assets of discontinued operations              686         66,947         62,029
                                                 ---------      ---------      ---------
        Consolidated total assets                $ 576,841      $ 667,307      $ 528,436
                                                 =========      =========      =========
        Segment capital expenditures                 6,659      $  30,209      $  18,891
        Corporate capital expenditures                 534          7,548          4,545
        Capital expenditures of discontinued
          operations                                 1,080          3,601          5,678
                                                 ---------      ---------      ---------
        Consolidated capital expenditures        $   8,273      $  41,358      $  29,114
                                                 =========      =========      =========

18.     Summary of quarterly financial data (unaudited)

        The Company's results of operations may vary from quarter to quarter due in part to the timing of acquisitions and to seasonal variations in the operations of the outdoor media and television broadcasting segments. In particular, the Company's net revenue and EBITDA historically have been affected positively by increased advertising activity in the second and fourth quarters.

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts). Net revenue, EBITDA, and income (loss) from continuing operations have been adjusted from amounts reported previously to reflect the accounting for the sports & entertainment operations as a discontinued operation.

                                            First          Second          Third        Fourth
        2001                               Quarter         Quarter         Quarter      Quarter
        ----                              ---------       ---------       ---------    ---------
        Net revenue                       $  44,873       $  55,566       $  48,489    $  49,929
        EBITDA                               (3,005)          6,442           6,746        6,517
        Loss from continuing operations
          before extraordinary items        (15,236)         (7,136)(1)      (7,897)      (9,762)
        Gain (loss) from discontinued
        operations                               --          90,808           1,881           (8)
        Extraordinary items                      --(2)           --          (2,650)      (4,465)
        Net income (loss)                   (15,236)         83,672          (8,666)     (14,235)
        Net income (loss) per share            (.43)           2.39            (.25)        (.41)
        Net income (loss) per share --
          assuming dilution                    (.43)           2.39            (.25)        (.41)

        2000
        ----
        Net revenue                       $  46,769       $  60,226       $  57,296    $  60,273
        EBITDA                                6,480          14,354          10,963       11,301
        Income (loss) from continuing       164,677(1)         (131)(1)      (3,494)      (2,445)(1)
        operations
        Income (loss) from discontinued         574          (2,107)         (2,744)      (5,430)
           operations
        Net income (loss)                   165,251          (2,238)         (6,238)      (7,875)
        Net income (loss) per share            4.73            (.06)           (.18)        (.22)
        Net income (loss) per share --         4.72            (.06)           (.18)        (.22)
          assuming dilution

(1)  Includes net gain on dispositions of assets, as discussed in Note 4.

(2) Represents merger costs and loss on debt extinguishment, as discussed in Notes 3 and 9.