Form 10-Q
period 2002-03-31
ACKERLEY GROUP INC
filed 2002-05-14
CIK 319120

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Under
SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002
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

Yes   [X]        No   [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at May 1, 2002

Common Stock, $.01 par value	24,298,380 shares
Class B Common Stock, $.01 par value	11,020,622 shares

		Page

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEETS MARCH 31, 2002 AND DECEMBER 31, 2001	1

	CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001	2

	CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001	3

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	16

PART II –	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

	SIGNATURES	18

i

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

THE ACKERLEY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2002	2001

	(In thousands)
Current assets:
Cash and cash equivalents	$18,674	$16,794
Restricted cash	—	9,000
Accounts receivable, net of allowance	32,845	42,607
Current portion of broadcast rights	7,306	8,591
Prepaid expenses	5,674	5,347
Deferred tax asset	9,386	1,573
Other current assets	7,188	6,835

Total current assets	81,073	90,747
Property and equipment, net	117,381	121,794
Goodwill, net	195,513	195,513
Other intangibles, net	126,485	129,763
Investment in affiliates	19,126	19,278
Other assets	17,855	19,746

Total assets	$557,433	$576,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,185	$4,332
Accrued interest	3,874	8,491
Accrued wages and commissions	2,029	1,967
Other accrued liabilities	10,658	12,697
Deferred revenue	698	558
Current portion of broadcast obligations	6,346	7,607
Current portion of long-term debt	289,118	289,086

Total current liabilities	315,908	324,738
Long-term debt, less current portion	1,326	1,493
Deferred tax liabilities	13,404	11,874
Other long-term liabilities	14,693	15,731

Total liabilities	345,331	353,836
Stockholders’ equity:
Common stock, par value $.01 per share—authorized 50,000,000 shares; issued March 31, 2002 — 25,673,326 and December 31, 2001 — 25,582,269 shares; and outstanding March 31, 2002 — 24,298,380 and December 31, 2001 — 24,207,323 shares	257	256
Class B common stock, par value $.01 per share—authorized 11,406,510 shares; issued and outstanding March 31, 2002 and December 31, 2001 — 11,020,622 shares	110	110
Capital in excess of par value	60,234	59,455
Retained earnings	161,590	173,273
Less common stock in treasury, at cost	(10,089)	(10,089)

Total stockholders’ equity	212,102	223,005

Total liabilities and stockholders’ equity	$557,433	$576,841

See Notes to Consolidated Financial Statements

THE ACKERLEY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Month
	Periods Ended March 31,

	2002	2001

	(In thousands, except per
	share amounts)
Revenue	$44,752	$52,117
Less agency commissions and discounts	(6,273)	(7,244)

Net revenue	38,479	44,873
Expenses:
Operating expenses	41,152	47,878
Amortization expense	3,278	6,577
Depreciation expense	4,827	4,281
Interest expense, net	6,769	9,548
Other	189	25

Total expenses	56,215	68,309

Loss from continuing operations before income taxes and extraordinary item	(17,736)	(23,436)
Income tax benefit	6,190	8,200

Loss from continuing operations before extraordinary item	(11,546)	(15,236)
Gain on disposal of discontinued operations, net of taxes	458	—
Extraordinary item: merger costs	(595)	—

Net loss	$(11,683)	$(15,236)

Earnings per Common Share:
Loss from continuing operations	$(.32)	$(.43)
Gain on disposal of discontinued operations	.01	—
Extraordinary item: merger costs	(.02)	—

Net loss	$(.33)	$(.43)

Earnings per Common Share — Assuming Dilution:
Loss from continuing operations	$(.32)	$(.43)
Gain on disposal of discontinued operations	.01	—
Extraordinary item: merger costs	(.02)	—

Net loss assuming dilution	$(.33)	$(.43)

Weighted average number of common shares	35,294	35,058
Weighted average number of common shares — diluted	35,294	35,058

See Notes to Consolidated Financial Statements

THE ACKERLEY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Month
	Periods Ended March 31,

	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(11,683)	$(15,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,105	11,313
Amortization of broadcast rights	2,853	3,102
Deferred tax benefit	(6,011)	(8,198)
Amortization of deferred financing costs	622	1,000
Income from barter transactions, net	(61)	(993)
Amortization of deferred gain on termination of interest rate swap agreements	—	(809)
Gain on disposal of discontinued operation, net of taxes	(458)	—
Other	189	25
Change in assets and liabilities:
Accounts receivable	10,467	3,829
Prepaid expenses	(327)	3,895
Other current assets and other assets	38	(7,570)
Accounts payable, accrued interest, and accrued wages and commissions	(5,702)	(4,328)
Other accrued liabilities, income taxes payable, and other long-term liabilities	(2,759)	2,810
Deferred revenues	140	(11,297)
Broadcast obligations	(2,417)	(3,207)

Net cash used in operating activities	(7,004)	(25,664)
Cash flows from investing activities:
Capital expenditures	(270)	(5,789)
Payments for investments	—	(300)

Net cash used in investing activities	(270)	(6,089)
Cash flows from financing activities:
Borrowings under credit agreements	9,000	31,000
Payments under credit agreements	(229)	—
Payments under capital lease obligation	—	(779)
Proceeds from stock issuances	383	137

Net cash provided by financing activities	9,154	30,358

Net increase (decrease) in cash and cash equivalents	1,880	(1,395)
Cash and cash equivalents at beginning of period	16,794	4,687

Cash and cash equivalents at end of period	$18,674	$3,292

Supplemental cash flow information:
Interest paid	$10,764	$14,730
Income taxes paid, net	$80	$176
Noncash transactions:
Broadcast rights acquired and broadcast obligations assumed	$318	$37
Property and equipment acquired through barter	$144	$83

See Notes to Consolidated Financial Statements

THE ACKERLEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of The Ackerley Group, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Certain prior year’s amounts have been reclassified to conform to the 2002 presentation.

NOTE 2. NEW ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rule, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statement. The Company’s intangible assets for FCC licenses and certain network affiliation agreements are considered to have indefinite lives under SFAS No. 142. In addition, the adoption of SFAS No. 142 resulted in changes to the useful lives of the network affiliation agreements that do not have an indefinite life. These changes had the impact of reducing amortization expense for the first quarter of 2002 by approximately $2.4 million, or $.07 per share. The impact of these changes on the Company’s net loss and net loss per share for the first quarter 2001, as if SFAS No. 142 had been adopted effective January 1, 2001, is as follows (in thousands, except per share amounts):

Reported net loss	$(15,236)
Add back: goodwill amortization	4,116
Add back: FCC license amortization	908
Add back: indefinite lived network affiliation agreements amortization	586
Adjust: finite lived network affiliation agreement amortization	(1,347)

Adjusted net loss	$(10,973)

Basic and diluted earnings per share:
Reported net loss	$(.43)
Add back: goodwill amortization	.11
Add back: FCC license amortization	.03
Add back: indefinite lived network affiliation agreements amortization	.02
Adjust: finite lived network affiliation agreement amortization	(.04)

Adjusted net loss	$(.31)

     The Company has completed the first step in its evaluation of impairment with respect to goodwill. The results of this evaluation indicate that goodwill in certain reporting units within the television broadcasting segment may be impaired. The Company is proceeding with the second step of the evaluation process in accordance with SFAS No. 142 in order to determine whether such goodwill is impaired and, if so, to record the impairment. This evaluation will be completed by the fourth quarter of 2002.

     The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of, providing a single accounting model for long-lived assets to be disposed of. In addition, SFAS No. 144 amends certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with respect to the accounting for discontinued operations. The adoption of SFAS No. 144 had no impact in the Company’s consolidated financial statements.

NOTE 3. MERGER

     On October 5, 2001, the Company entered into a merger agreement (the “Merger Agreement”) with Clear Channel Communications, Inc. (“Clear Channel”). Under the terms of Merger Agreement, each share of the common stock and the Class B common stock of the Company will be converted into the right to receive 0.35 of a share of the common stock of Clear Channel. The transaction is intended to be tax-free to the Company’s stockholders. The Company’s stockholders approved the transaction on January 24, 2002. The transaction, which is expected to be consummated in the second quarter of 2002, is subject to customary regulatory approvals and closing conditions. The Company incurred legal costs of approximately $0.6 million related to the merger in the first quarter of 2002. These costs have been classified as an extraordinary item in the Consolidated Statements of Operations.

NOTE 4. DISCONTINUED OPERATIONS

     On April 2, 2001, the Company sold substantially all of the assets of its sports & entertainment operations to The Basketball Club of Seattle, LLC for $200.0 million in cash and the assumption of certain liabilities. These operations consisted principally of the Seattle SuperSonics National Basketball Association franchise, operating rights to the Seattle Storm, a Woman’s National Basketball Association franchise, and Full House Sports & Entertainment, the Company’s sports marketing business. In addition, on August 2, 2001, the Company sold separately its Boeing 727 aircraft used by the Seattle SuperSonics for transportation to and from away games. In the first quarter of 2002, the Company recorded a gain of $0.5 million, net of income taxes of $0.2 million related to these sales. This gain resulted from adjustments to certain estimates utilized in calculating the gain recorded in 2001 of $92.7 million, net of taxes.

NOTE 5. INTANGIBLE ASSETS

     At March 31, 2002 and December 31, 2001, intangible assets consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization

	March 31,	December 31,	March 31,	December 31,
	2002	2001	2002	2001

Amortized intangibles:
Network affiliation agreements	$51,609	$51,609	$(11,884)	$(8,543)
Leases	4,600	4,600	(217)	(332)
Non-compete agreement	200	200	(73)	(21)

	$56,409	$56,409	$(12,174)	$(8,896)

Non-amortized intangibles:
FCC licenses	$46,466	$46,466
Network affiliation agreements	35,784	35,784

	$82,250	$82,250

Estimated amortization expense for the years ending December 31:

2002	$13,443
2003	$13,554
2004	$13,554
2005	$1,350
2006	$1,056
2007	$1,056

     There were no changes in the carrying value of goodwill in the first quarter of 2002. Goodwill for each segment at March 31, 2002 and December 31, 2001 was as follows:

Outdoor Advertising	$45,018
Television Broadcasting	116,625
Radio Broadcasting	33,870
Interactive Media	—

$195,513

     Under the provisions of SFAS No. 142, certain intangible assets are no longer reported separately, but are included in goodwill. Accordingly, as of December 31, 2001, intangible assets of $1.0 million in the Radio Broadcasting segment and $0.3 million in the Television Broadcasting segment were reclassified to goodwill.

NOTE 6. DEBT

     The Company has a bank credit agreement (the “2001 Credit Agreement”) that consists of a $100.0 million term loan (the “2001 Term Loan”) and a $20.0 million revolving credit facility (the “2001 Revolver”). At March 31, 2002, outstanding borrowings under the 2001 Term Loan were $91.0 million. There were no outstanding borrowings under the 2001 Revolver at March 31, 2002. In addition, the unamortized discount on the 2001 Credit Agreement was $3.1 million at March 31, 2002.

     At March 31, 2002, the Company also had outstanding borrowings of $200.0 million under its senior subordinated notes (the “9% Senior Subordinated Notes”) that were issued under an indenture (the “Indenture”) which allows for an aggregate principal amount of up to $250.0 million. In addition, at March 31, 2002 there was an unamortized premium of $0.8 million with respect to these notes.

     The Company has obtained waivers of compliance with certain restrictive covenants of the 2001 Credit Agreement effective for the period December 31, 2001 through May 31, 2002. Pursuant to the terms of the waivers, the Company cannot access the 2001 Revolver during the waiver period and, if the merger agreement with Clear Channel is terminated or the FCC disapproves of the merger with Clear

Channel for any reason, then the outstanding principal amount under the 2001 Credit Agreement will accrue interest at a rate that is 2% per annum in excess of the interest rate otherwise payable, with such increased rate retroactive to April 1, 2002. After May 31, 2002, the Company’s lenders would have the right to accelerate the payment of the Company’s indebtedness under the 2001 Credit Agreement, unless the Company were to obtain an extension of the waivers. In addition, an acceleration of indebtedness under the 2001 Credit Agreement could cause an acceleration of the Company’s indebtedness under the 9% Senior Subordinated Notes. As these waivers currently expire prior to December 31, 2002, all outstanding borrowings under the 2001 Credit Agreement and the 9% Senior Subordinated Notes have been classified as current at March 31, 2002 and December 31, 2001. If the merger discussed in Note 3 is not consummated by May 31, 2002, the Company will likely need to obtain extensions of the waivers or make other financing arrangements.

     Under the change of control provisions of the 2001 Credit Agreement, all outstanding borrowings thereunder will be repaid fully upon closing of the merger with Clear Channel. Under the change of control provisions of the Indenture, within 30 days after the closing of the merger with Clear Channel, the Company will be required to make an offer to repurchase all of the outstanding 9% Senior Subordinated Notes at a price of 101% plus accrued interest to the date of the repurchase. Such repurchase must occur no less than 30 days and no later than 45 days after the date of the repurchase offer.

NOTE 7. INDUSTRY SEGMENT INFORMATION

     The Company organizes its segments based on the products and services from which revenues are generated. The Company evaluates segment performance and allocates resources based on Segment Operating Cash Flow, which is defined as EBITDA before corporate overhead. The Company defines EBITDA as net revenue less operating expenses before amortization, depreciation, interest, and other expenses.

     Selected financial information for these segments for the three month periods ended March 31, 2002 and 2001 is presented as follows:

	Outdoor	Television	Radio	Interactive
	Media	Broadcasting	Broadcasting	Media	Consolidated

	(in thousands)
Three Month Period Ended March 31, 2002:
Net revenue	$12,287	$22,151	$3,993	$48	$38,479
Segment operating expenses	(10,875)	(21,931)	(4,802)	(239)	(37,847)

Segment Operating Cash Flow	$1,412	$220	$(809)	$(191)	$632

Segment assets	$96,508	$351,222	$53,471	$1,170	$502,371
Capital expenditures	$215	$28	$27	$—	$270
Three Month Period Ended March 31, 2001:
Net revenue	$17,245	$22,874	$4,733	$21	$44,873
Segment operating expenses	(12,705)	(23,604)	(5,378)	(355)	(42,042)

Segment Operating Cash Flow	$4,540	$(730)	$(645)	$(334)	$2,831

Segment assets	$107,000	$379,709	$60,775	$1,477	$548,961
Capital expenditures	$1,188	$2,442	$400	$421	$4,451

     A reconciliation from the segment information to the consolidated balances for Segment Operating Cash Flow, segment assets, and segment capital expenditures is set forth below:

	Three Months Periods Ended
	March 31, (in thousands)

	2002	2001

Segment Operating Cash Flow	$632	$2,831
Corporate overhead	(3,305)	(5,836)

EBITDA	(2,673)	(3,005)
Depreciation and amortization	(8,105)	(10,858)
Interest expense, net	(6,769)	(9,548)
Other	(189)	(25)

Loss from continuing operations before income taxes and extraordinary item	$(17,736)	$(23,436)

Segment assets	$502,371	$548,961
Corporate assets	53,816	43,352
Assets of discontinued operations	1,246	70,926

Consolidated total assets	$557,433	$663,239

Segment capital expenditures	$270	$4,451
Corporate capital expenditures	—	257
Capital expenditures of discontinued operations	—	1,081

Consolidated capital expenditures	$270	$5,789

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Statements appearing in this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, which are not historical in nature (including the discussions of the effects of recent acquisitions and dispositions, business transactions, credit agreements and similar information), are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution our shareholders and potential investors that any forward-looking statements or projections set forth in this section and elsewhere in the annual report are subject to risks and uncertainties which may cause actual results to differ materially from those projected. After the date of this Annual Report, we will not make any public announcements updating any forward-looking statement contained in this report.

     Important factors that could cause the results to differ materially from those expressed in this section or elsewhere in the annual report include:

•	material adverse changes in general economic conditions, including changes in inflation and interest rates, changes in demand for advertising nationally or in the local markets that we serve, including cyclical aspects such as political advertising;

•	recessionary influences in the regional markets that we serve;

•	changes in laws and regulations affecting the outdoor advertising and television and radio broadcasting businesses, including changes in the FCC’s treatment of local marketing agreements and related matters, and the possible inability to obtain FCC consent to proposed or pending acquisitions or dispositions of broadcasting stations;

•	competitive factors in the outdoor advertising, television broadcasting, radio broadcasting, and interactive media businesses;

•	expiration or non-renewal of broadcasting licenses and local marketing agreements;

•	labor matters, changes in labor costs, loss of key employees, including key broadcasting employees, renegotiation of labor contracts, and risk of work stoppages or strikes;

•	matters relating to our level of indebtedness, including restrictions imposed by financial covenants;

•	material changes to accounting standards.

Overview

     We reported a net loss of $11.7 million for the first quarter of 2002, compared to a net loss of $15.2 million for the first quarter of 2001. Our net loss for 2002 includes an after tax gain on sale of our discontinued sports & entertainment operations of $0.5 million and an extraordinary item of $0.6 million consisting of merger costs. Net revenue for the first quarter of 2002 decreased over the same period last year by $6.4 million, or 14%, while our EBITDA (as defined below) improved from a loss of $3.0 million for the first quarter of 2001 to a loss of $2.7 million for the first quarter of 2002.

     On October 5, 2001, we entered into a merger agreement (the “Merger Agreement”) with Clear Channel Communications, Inc. (“Clear Channel”). Under the terms of the Merger Agreement, each share of our common stock and our Class B common stock will be converted into the right to receive 0.35 of a share of the common stock of Clear Channel. The transaction is generally intended to be tax-free to our stockholders. The transaction, which has been approved by our stockholders and which we expect to be consummated in the second quarter of 2002, is subject to customary regulatory approvals and closing conditions.

     As with many media companies, our acquisitions and dispositions have resulted in significant non-cash and non-recurring charges to income. For this reason, in addition to net income, our management believes that EBITDA (defined as net revenue less operating expenses before amortization, depreciation, interest, and other expenses) is an appropriate measure of our financial performance. Similarly, we believe that Segment Operating Cash Flow (defined as EBITDA before corporate overhead) is an appropriate measure of our segments’ financial performance. These measures exclude certain expenses that management does not consider to be costs of ongoing operations. We use EBITDA to pay interest and principal on our long-term debt as well as to finance capital expenditures. EBITDA and Segment Operating Cash Flow, however, are not to be considered alternatives to net income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

Results of Operations

     The following tables set forth certain historical financial and operating data for the three month periods ended March 31, 2002 and 2001, including net revenue, operating expenses, and Segment Operating Cash Flow information by segment:

	Three Month Periods Ended March 31,

	2002		2001

	(Dollars in thousands)
		As % of		As % of
	Amount	Net Revenue	Amount	Net Revenue

Net revenue	$38,479	100.0%	$44,873	100.0%
Segment operating expenses	37,847	98.4%	42,042	93.7%
Corporate overhead	3,305	8.6%	5,836	13.0%

Total operating expenses	41,152	106.9%	47,878	106.7%

	Three Month Periods Ended March 31,

	2002		2001

	(Dollars in thousands)
		As % of		As % of
	Amount	Net Revenue	Amount	Net Revenue

EBITDA	(2,673)	(6.9)%	(3,005)	(6.7)%
Other expenses (income):
Depreciation and amortization expense	8,105	21.1%	10,858	24.2%
Interest expense	6,769	17.6%	9,548	21.3%
Other	189	0.5%	25	0.1%

Total other expenses	15,063	39.1%	20,431	45.5%

Loss from continuing operations before income taxes and extraordinary item	(17,736)	(46.1)%	(23,436)	(52.2)%
Income tax benefit	6,190	16.1%	8,200	18.3%

Loss from continuing operations before extraordinary item	(11,546)	(30.0)%	(15,236)	(34.0)%
Gain on disposal of discontinued operations, net of tax	458	1.2%	—	—
Extraordinary item	(595)	(1.5)%	—	—

Net loss	$(11,683)	(30.4)%	$(15,236)	(34.0)%

	Three Month Periods Ended
	March 31

	2002	2001

	(Dollars in Thousands)
Net revenue:
Outdoor media	$12,287	$17,245
Television broadcasting	22,151	22,874
Radio broadcasting	3,993	4,733
Interactive media	48	21

Total net revenue	$38,479	$44,873

Segment operating expenses:
Outdoor media	$10,875	$12,705
Television broadcasting	21,931	23,604
Radio broadcasting	4,802	5,378
Interactive media	239	355

Total segment operating expenses	$37,847	$42,042

Segment Operating Cash Flow and EBITDA:
Outdoor media	$1,412	$4,540
Television broadcasting	220	(730)
Radio broadcasting	(809)	(645)
Interactive media	(191)	(334)

Total Segment Operating Cash Flow	632	2,831
Corporate overhead	(3,305)	(5,836)

Total EBITDA	$(2,673)	$(3,005)

Change in net revenue from prior periods:
Outdoor media	(28.8)%	(2.7)%
Television broadcasting	(3.2)%	1.5%
Radio broadcasting	(15.6)%	(27.5)%
Interactive media	128.6%	—
Change in total net revenue	(14.2)%	(4.1)%

	Three Month Periods Ended
	March 31

	2002	2001

	(Dollars in Thousands)
Segment operating expenses as a % of segment net revenue:
Outdoor media	88.5%	73.7%
Television broadcasting	99.0%	103.2%
Radio broadcasting	120.3%	113.6%
Interactive media	497.9%	1,690.5%
Total segment operating expenses as a % of total net revenue	98.4%	93.7%
Segment Operating Cash Flow as a % of segment net revenue:
Outdoor media	11.5%	26.3%
Television broadcasting	1.0%	(3.2)%
Radio broadcasting	(20.3)%	(13.6)%
Interactive media	(397.9)%	(1,590.5)%
Total Segment Operating Cash Flow as a % of total net revenue	1.6%	6.3%
EBITDA as a % of total net revenue	(6.9)%	(6.7)%

Three Month Period Ended March 31, 2002 Compared With Three Month Period Ended March 31, 2001

     Net Revenue. Our net revenue for the first quarter of 2002 was $38.5 million. This represented a decrease of $6.4 million, or 14%, compared to $44.9 million in the first quarter of 2001. Changes in net revenue were as follows:

•	Outdoor Media. Net revenue for the first quarter of 2002 from our outdoor media segment decreased by $4.9 million, or 28%, compared to the first quarter of 2001. This decrease resulted primarily from a decrease in national sales.

•	Television Broadcasting. Net revenue for the first quarter of 2002 from our television broadcasting segment decreased by $0.7 million, or 3%, compared to the first quarter of 2001. This decrease was due mainly to a decline in national advertising revenue.

•	Radio Broadcasting. Net revenue for the first quarter of 2002 from our radio broadcasting segment decreased by $0.7 million, or 15%, compared to the first quarter of 2001. This decrease was due primarily to a decrease in both national and local sales.

     Segment Operating Expenses. Our segment operating expenses (which exclude corporate overhead) for the first quarter of 2002 were $37.8 million. This represented a decrease of $4.2 million, or 10%, compared to $42.0 million for the first quarter of 2001. Changes in segment operating expenses were as follows:

•	Outdoor Media. Operating expenses for the first quarter of 2002 from our outdoor media segment decreased by $1.8 million, or 14%, compared to the first quarter of 2001 as we implemented cost reduction initiatives in the second quarter of 2001.

•	Television Broadcasting. Operating expenses for the first quarter of 2002 from our television broadcasting segment decreased by $1.7 million, or 7%, compared to the first quarter of 2001. This decrease was due primarily to cost reduction initiatives implemented in the second quarter of 2001.

•	Radio Broadcasting. Operating expenses for the first quarter of 2002 from our radio broadcasting segment decreased by $0.6 million, or 11%, compared to the first quarter of 2001. This decrease was due primarily to cost reduction initiatives implemented in the second quarter of 2001.

     Corporate Overhead Expenses. Our corporate overhead expenses for the first quarter of 2002 were $3.3 million. This represented a decrease of $2.5 million, or 43%, compared to the first quarter of 2001. This decrease was a result primarily of cost reduction initiatives implemented in the second quarter of 2001.

     EBITDA. Our EBITDA for the first quarter of 2002 was a loss of $2.7 million. This represented an improvement of $0.3 million, or 10%, compared to an EBITDA loss of $3.0 million for the first quarter of 2001.

     Depreciation and Amortization Expenses. Our depreciation and amortization expenses were $8.1 million for the first quarter of 2002. This represented a decrease of $2.8 million, or 25%, compared to $10.9 million for the first quarter of 2001. This decrease is due primarily to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets. As more fully described in Note 2 to the Consolidated Financial Statements, under SFAS No. 142, goodwill and certain intangible assets deemed to have an indefinite useful life are no longer amortized. In addition, the implementation of this standard resulted in changes in the estimated remaining useful lives of some of our intangible assets.

     Interest Expense, net. Our interest expense was $6.8 million for the first quarter of 2002. This represented a decrease of $2.7 million, or 28%, compared to the first quarter of 2001. This decrease primarily reflects lower average debt balances and interest rates in the first quarter of 2002 compared to the first quarter of 2001.

     Income Tax Benefit. We recognized an income tax benefit of $6.2 million for the first quarter of 2002 based on our loss from continuing operations before income taxes of $17.7 million. For the first quarter of 2001, we recorded an income tax benefit of $8.2 million, based on our loss from continuing operations before income taxes of $23.4 million.

     Discontinued Operations. As more fully described in Note 4 to the Consolidated Financial Statements, we recorded an after-tax gain of $0.5 million in the first quarter of 2002 on the sale of our discontinued sports & entertainment operations. There were no similar transactions in the first quarter of 2001.

     Extraordinary Item. We incurred costs of $0.6 million in the first quarter of 2002 in connection with our pending merger with Clear Channel, consisting primarily of legal fees. There were no such costs in the first quarter of 2001.

     Net Loss. Our net loss was $11.7 million for the first quarter of 2002, compared to $15.2 million for the first quarter of 2001. This was due primarily to decreases in amortization expense and interest expense, offset partially by a lower income tax benefit in the first quarter of 2002 compared to 2001.

Liquidity and Capital Resources

     Cash used in operating activities was $7.0 million in the first quarter of 2002 compared to $25.7 million in the first quarter of 2001. We utilized restricted cash of $9.0 million from our 2001 Credit Agreement to fund an interest payment on our 9% Senior Subordinated Notes in January 2002. Our working capital deficit increased from $234.0 million at December 31, 2001 to $234.8 million at March 31, 2002.

     We expended $0.3 million for capital expenditures in the first quarter of 2002, compared to $5.8 million in the corresponding period in 2001. Capital expenditures in the first quarter of 2001 were primarily for equipment to complete our Digital CentralCasting implementation, automated news production systems and news sets, upgrades to our operating facilities for television station KGPE (TV) in Fresno, California and for outdoor advertising structures in Washington.

     For the periods presented, we financed our working capital and long-term liquidity needs, including acquisitions and capital expenditures, primarily from proceeds from the sale of our discontinued sports & entertainment operations in April 2001 and bank borrowings.

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

     Principal payments under the 2001 Term Loan are due in quarterly installments of $250,000 each for the period commencing on December 31, 2001 and ending on September 30, 2005, and $24.0 million each for the period commencing on December 31, 2005 and ending on August 31, 2006. Any outstanding borrowings under the 2001 Revolver will be due on August 31, 2004. At March 31, 2002, outstanding borrowings under the 2001 Term Loan were $91.0 million. The unamortized discount at March 31, 2002 was $3.1 million. There were no outstanding borrowings under the 2001 Revolver at March 31, 2002.

     We can choose to have interest calculated at rates based on either LIBOR or a base rate plus defined margins. The interest rate applicable to the 2001 Revolver will be subject to certain reductions based on our interest coverage ratio. Commitment fees on the unused portion of the 2001 Revolver are payable quarterly at an annual rate of 1.5%. At March 31, 2002, the average annual interest rate on borrowings outstanding under the 2001 Term Loan was 6.9%.

     At March 31, 2002, we also had outstanding borrowings of $200.0 million under senior subordinated notes (the “9% Senior Subordinated Notes”) that were issued under an indenture (the “Indenture”) which allows for an aggregate principal amount of up to $250.0 million. These notes bear interest at 9%, which is payable semi-annually in January and July. Principal is payable in full in January 2009.

     We have pledged substantially all of our subsidiaries’ outstanding stock and assets as collateral for amounts due under the 2001 Credit Agreement and our subsidiaries have guaranteed our obligations under both the 2001 Credit Agreement and the Indenture. Thus, if we default under the 2001 Credit Agreement, the lenders may take direct action against our subsidiaries and may take possession of and sell some or substantially all of our subsidiaries or their assets.

     In addition, the 2001 Credit Agreement and the Indenture restrict, among other things, our ability to borrow, pay dividends, repurchase outstanding shares of our stock, sell or transfer our assets, acquire assets, or make investments. They also contain restrictive covenants requiring us to maintain certain financial ratios.

     We have obtained waivers of compliance with certain restrictive covenants of the 2001 Credit Agreement effective for the period December 31, 2001 through May 31, 2002. Pursuant to the terms of the waivers, we cannot access the 2001 Revolver during the waiver period and, if the merger agreement with Clear Channel is terminated or the FCC disapproves of the merger with Clear Channel for any reason, then the outstanding principal amount under the 2001 Credit Agreement will accrue interest at a rate that is 2% per annum in excess of the interest rate otherwise payable, with such increased rate retroactive to April 1, 2002. After May 31, 2002, our lenders would have the right to accelerate the payment of the our indebtedness, unless we were to obtain an extension of the waivers. In addition, an acceleration of indebtedness under the 2001 Credit Agreement could cause an acceleration of our indebtedness under the 9% Senior Subordinated Notes. As these waivers currently expire prior to December 31, 2002, all outstanding borrowings under the 2001 Credit Agreement and the 9% Senior Subordinated Notes have been classified as current at March 31, 2002 and December 31, 2001. If the merger with Clear Channel is not consummated by May 31, 2002, we will likely need to obtain extensions of the waivers or make other financing arrangements.

     Under the change of control provisions of the 2001 Credit Agreement, all outstanding borrowings thereunder will be repaid fully upon closing of the merger with Clear Channel. Under the change of control provisions of the Indenture, within 30 days after the closing of the merger with Clear Channel, we will be required to make an offer to repurchase all of the outstanding 9% Senior Subordinated Notes at a price of 101% plus accrued interest to the date of the repurchase. Such repurchase must occur no less than 30 days and no later than 45 days after the date of the repurchase offer.

     Following are items that may impact our liquidity in 2002:

•	After May 31, 2002, we would likely need to extend our waivers of compliance with certain restrictive covenants of our 2001 Credit Agreement. It is uncertain as to whether we would be able to obtain such extensions of the waivers.

•	National advertising may continue to decrease or remain at current levels as a result of the current national economic conditions. Our liquidity may be impacted negatively depending on the magnitude of this trend, its duration, and our ability to offset decreased national sales with increased local sales and cost reductions.

•	Under current FCC regulations, we will need to construct DTV facilities for several of our television stations by November 1, 2002. We estimate that this will cost approximately $9 to $11 million.

Critical Accounting Policies

     Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. These policies, along with the underlying assumptions and judgments made in their application, may have a significant impact on our consolidated financial statements. We identify the most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments and estimates about matters that are inherently uncertain. Following are our most critical accounting policies.

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables. This involves considering the customer’s financial condition and credit history, current economic conditions, and overall historical bad debt experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Business Combinations — Purchase Price Allocation

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

     In connection with these acquisitions, we have recorded a significant amount of intangible assets, consisting primarily of FCC licenses, network affiliation agreements, and goodwill. The appraisers utilized a discounted cash flow analysis to determine the fair values of the FCC licenses and network affiliation agreements.

Valuation of Investments

     We hold investments in several closely held companies. These investments are carried at cost, less adjustments to reflect any impairment deemed to be other than temporary. The investments are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. This review includes an analysis of the companies’ historical financial condition, results of operations, and cash flows, as well as forecasts of future financial performance. It also includes information obtained from discussions with members of the companies’ senior management team and measurements based on the pricing of recent debt and/or equity financings and/or the anticipated pricing of financing expected over the coming year. If an impairment is identified and considered to be other than temporary, the impairment loss is measured by comparing the estimated fair value to the carrying value of the investment.

Long-lived Assets — Impairment

     We assess our long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	a significant underperformance relative to historical or projected future operating results that is other than temporary;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant negative industry or economic trend that is other than temporary;

•	our market capitalization relative to net book value.

In addition, we considered the value of our business represented by the common stock exchange ratio under terms of our merger with Clear Channel. The common stock exchange ratio, based on the closing price of Clear Channel shares on October 5, 2001, the trading day immediately prior to the date of public announcement of the merger, represented a 28% premium to the closing share price of our common stock on October 5, 2001. During the period from October 5, 2001 through May 1, 2002, based on the trading price of Clear Channel common stock, this premium has been maintained or increased.

     In accordance with the new rules under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which we adopted effective January 1, 2002, we evaluate goodwill and identifiable intangible assets with indefinite lives for impairment on an annual basis.

     The fair value of our reporting units is assessed generally by utilizing a discounted cash flow or sales of comparable assets approach. If the fair value is less than the carrying value, then the fair value of their assets or asset groups is determined and any identified impairment is recognized.

New Accounting Standards

     We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rule, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statement. Our intangible assets for FCC licenses and certain network affiliation agreements are considered to have indefinite lives under SFAS No. 142. In addition, the adoption of SFAS No. 142 resulted in changes to the useful lives of the network affiliation agreements that do not have an indefinite life. As more fully described in Note 2 to the Consolidated Financial Statements, the impact of these changes on our net loss and net loss per share for the first quarter 2001, as if we had adopted SFAS No. 142 effective January 1, 2001, was to decrease our net loss from $15.2 million to $11.0 million and decrease our net loss per share from $0.43 to $0.31.

     We have completed the first step in our evaluation of impairment with respect to goodwill. The results of this evaluation indicate that goodwill in certain reporting units within our television broadcasting segment may be impaired. We are proceeding with the second step of the evaluation process in accordance with SFAS No. 142 in order to determine whether such goodwill is impaired and, if so, to record the impairment. This evaluation will be completed by the fourth quarter of 2002.

     We also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Ling-Lived Assets, effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of, providing a single accounting model for long-lived assets to be disposed of. In addition SFAS No. 144 amends certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with respect to the accounting for discontinued operations. The adoption of SFAS No. 144 had no impact on our consolidated financial statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     There are no material changes in information about market risks that was provided in the Company’s Form 10-K for the year ended December 31, 2001.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     Malecki v. The Ackerley Group, Inc. In our Annual Report on Form 10-K for the year ended December 31, 2001, we reported the following: On February 25, 2002, a complaint was filed in the Superior Court of Washington against The Ackerley Group, Inc. by James Malecki, a photographer in Seattle, Washington, who in 1998 provided photography services to the Company. The complaint alleges that a contract existed between the Company and plaintiff and that the Company breached that alleged contract by not returning certain photographs to plaintiff. Plaintiff claims damages in excess of $1.5 million plus interest and attorneys’ fees as redress for the alleged breach. There have been no material developments in the case since the filing of our Annual Report on Form 10-K.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K:

(1)	Current Report on Form 8-K, filed January 24, 2002, relating to the approval by the Company’s shareholders of the merger with Clear Channel Communications, Inc. and the related agreement and plan of merger.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ACKERLEY GROUP, INC.

DATED: May 14, 2002	By:	/s/ Kevin E. Hylton

Kevin E. Hylton Senior Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)